Form 10-Q
period 2019-06-30
Dynatrace, Inc.
filed 2019-09-05
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-39010

Dynatrace, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware		47-2386428
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1601 Trapelo Road, Suite 116		02451
Waltham	MA
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (617) 530-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	DT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The registrant had 280,456,811 shares of common stock outstanding as of September 5, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2019	March 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,453	$51,314
Accounts receivable, net of allowance for doubtful accounts of $3.3 million and $3.4 million as of June 30, 2019 and March 31, 2019, respectively	82,380	115,431
Deferred commissions, current	29,367	27,705
Prepaid expenses and other current assets	21,055	18,768
Total current assets	190,255	213,218
Property and equipment, net	20,282	17,925
Goodwill	1,270,485	1,270,120
Other intangible assets, net	244,398	259,123
Deferred tax assets, net	10,781	10,678
Deferred commissions, non-current	30,617	31,545
Other assets	8,765	8,757
Total assets	$1,775,583	$1,811,366

Liabilities and member's deficit
Current liabilities:
Accounts payable	$4,702	$6,559
Accrued expenses, current	51,748	64,920
Current portion of long-term debt	—	9,500
Deferred revenue, current	281,977	272,772
Payable to related party	600,203	597,150
Total current liabilities	938,630	950,901
Deferred revenue, non-current	93,596	92,973
Accrued expenses, non-current	139,473	98,359
Deferred tax liabilities, net	38,721	47,598
Long-term debt, net of current portion	1,002,792	1,011,793
Total liabilities	2,213,212	2,201,624
Commitments and contingencies (Note 9)
Member's deficit:
Common units, no par value, 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	(184,599)	(184,546)
Accumulated deficit	(225,157)	(176,002)
Accumulated other comprehensive (loss)	(27,873)	(29,710)
Total member's deficit	(437,629)	(390,258)
Total liabilities and member's deficit	$1,775,583	$1,811,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – Dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2019	2018
Revenues:
Subscriptions	$108,128	$77,924
License	3,784	11,079
Services	10,638	9,218
Total revenue	122,550	98,221
Cost of revenues:
Cost of subscriptions	16,177	13,132
Cost of services	8,809	6,895
Amortization of acquired technology	4,557	4,664
Total cost of revenues	29,543	24,691
Gross profit	93,007	73,530

Operating expenses:
Research and development	25,659	17,896
Sales and marketing	58,215	42,509
General and administrative	31,882	19,881
Amortization of other intangibles	10,142	12,049
Restructuring and other	115	410
Total operating expenses	126,013	92,745
Loss from operations	(33,006)	(19,215)
Interest expense, net	(19,186)	(10,687)
Other, net	94	2,863
Loss before income taxes	(52,098)	(27,039)
Income tax benefit	2,943	3,483
Net loss	$(49,155)	$(23,556)
Net loss per share:
Basic and diluted	$(0.21)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	237,693,127	233,970,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited - In thousands)

	Three Months Ended June 30,
	2019	2018
Net loss	$(49,155)	$(23,556)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	1,837	(2,009)
Total other comprehensive income (loss)	1,837	(2,009)
Comprehensive loss	$(47,318)	$(25,565)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S DEFICIT
(Unaudited - Dollars in thousands)

	Common Units		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Member's Deficit
	Units	Amount
Balance, March 31, 2019	100	$—	$(184,546)	$(176,002)	$(29,710)	$(390,258)
Foreign currency translation, net of tax					1,837	1,837
Equity repurchases			(53)			(53)
Net loss				(49,155)		(49,155)
Balance, June 30, 2019	100	$—	$(184,599)	$(225,157)	$(27,873)	$(437,629)

Balance, March 31, 2018	100	$—	$(183,084)	$(59,808)	$(25,798)	$(268,690)
Foreign currency translation, net of tax					(2,009)	(2,009)
Transfers to related parties			(1,389)			(1,389)
Equity repurchases			(111)			(111)
Net loss				(23,556)		(23,556)
Balance, June 30, 2018	100	$—	$(184,584)	$(83,364)	$(27,807)	$(295,755)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(49,155)	$(23,556)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation	2,034	1,943
Amortization	15,081	18,343
Share-based compensation	41,425	13,198
Deferred income taxes	(8,877)	(4,353)
Other	510	—
Net change in operating assets and liabilities:
Accounts receivable	34,116	47,935
Deferred commissions	(720)	(187)
Prepaid expenses and other assets	(1,117)	(3,278)
Accounts payable and accrued expenses	(8,365)	(1,496)
Deferred revenue	9,235	10,011
Net cash provided by operating activities	34,167	58,560

Cash flows from investing activities:
Purchase of property and equipment	(4,151)	(1,559)
Capitalized software additions	(333)	(574)
Net cash used in investing activities	(4,484)	(2,133)

Cash flows from financing activities:
Repayment of term loans	(19,000)	—
Payments to related parties	—	(80,386)
Equity repurchases	(53)	(111)
Installments related to acquisition	(4,694)	—
Net cash used in financing activities	(23,747)	(80,497)

Effect of exchange rates on cash and cash equivalents	203	(1,899)

Net increase (decrease) in cash and cash equivalents	6,139	(25,969)

Cash and cash equivalents, beginning of period	51,314	77,581
Cash and cash equivalents, end of period	$57,453	$51,612

Supplemental cash flow data:
Cash paid for interest	$15,738	$—
Cash paid for (received from) tax	$2,052	$(1,904)
Non-cash financing activities:
Transactions with related parties	$—	$(2,927)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business
Business
Dynatrace, Inc. (“Dynatrace”, or the “Company”) offers a software intelligence platform, purpose-built for the enterprise cloud. As enterprises embrace the cloud as the means for digital transformation, the Company’s all-in-one intelligence platform addresses the growing complexity that technology and digital business teams face. The Company’s platform does so by utilizing artificial intelligence and advanced automation to provide answers, not just data, about the performance of applications, the underlying hybrid cloud infrastructure, and the experience of its customers’ users. The Company designed its software intelligence platform to allow its customers to modernize and automate IT operations, develop and release higher quality software faster, and deliver superior user experiences.
Thoma Bravo (“TB”), a private equity investment firm, completed its acquisition of Compuware Corporation on December 15, 2014. Following the acquisition, Compuware Corporation was restructured following which Compuware Parent, LLC became the owner of Dynatrace Holding Corporation (“DHC”), under which the Compuware and Dynatrace businesses were separated, establishing Dynatrace as a standalone business. Following the corporate reorganization described below, Dynatrace became wholly owned by Dynatrace, Inc. (formerly Dynatrace Holdings LLC).
Fiscal year
The Company’s fiscal year ends on March 31. References to Fiscal 2020, for example, refer to the fiscal year ended March 31, 2020.

2.	Significant Accounting Policies
Basis of presentation and consolidation
Prior to July 30, 2019, Dynatrace Holdings LLC, a Delaware limited liability company, was an indirect equity holder of DHC that indirectly and wholly owned Dynatrace, LLC. On July 31, 2019, Dynatrace Holdings LLC (i) converted into a Delaware corporation with the name Dynatrace, Inc. and (ii) through a series of corporate reorganization steps, became the parent company of DHC. Additionally, as part of the reorganization, two wholly owned subsidiaries of DHC, Compuware Corporation and SIGOS LLC, were spun out from the corporate structure to the DHC shareholders. As a result of these transactions, DHC is a wholly owned indirect subsidiary of Dynatrace, Inc. These reorganization steps are collectively referred to as the “reorganization.” In connection with the reorganization, the equity holders of Compuware Parent, LLC received units of Dynatrace Holdings LLC in exchange for their equity interests in Compuware Parent, LLC based on the fair value of a unit of Dynatrace Holdings LLC on July 30, 2019, which was determined to be $16.00 per unit by a committee of the board of managers of Dynatrace Holdings LLC, and all of the outstanding units of Dynatrace Holdings LLC then converted into shares of Dynatrace, Inc.
The reorganization was completed between entities that have been under common control since December 15, 2014. Therefore, these financial statements retroactively reflect DHC and Dynatrace Holdings LLC on a consolidated basis for the periods presented. The spin-offs of Compuware Corporation and SIGOS LLC from DHC have been accounted for retroactively as a change in reporting entity and accordingly, these financial statements exclude their accounts and results.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in the accompanying financial statements. The income tax amounts in the accompanying consolidated financial statements have been calculated based on a separate return methodology and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions.
As described in Note 14, the consolidated financial statements reflect the debt and debt service associated with subordinated demand promissory notes payable of DHC to a related party. The financial statements also reflect certain expenses incurred by DHC related to Dynatrace for certain functions including shared services, which are immaterial to these financial statements. These attributed expenses were allocated to Dynatrace on the basis of direct usage when identifiable, and for resources indirectly used by Dynatrace, allocations were based on a proportional cost allocation methodology, to reflect estimated usage by Dynatrace. Management considers the allocation methodology and results to be reasonable for all periods presented. However, the financial information presented in these financial statements may not reflect the consolidated financial position, operating results and cash flows of Dynatrace had the Dynatrace business been a separate stand-alone entity during the periods presented. Actual costs that would have been incurred if Dynatrace had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.

Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of June 30, 2019 and the interim condensed consolidated statements of operations, statements of member’s deficit, and statements of cash flows for the three months ended June 30, 2019 and 2018, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2019 and its results of operations and cash flows for the three months ended June 30, 2019 and 2018 in accordance with U.S. GAAP. The results for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
The accompanying interim unaudited consolidated financial statements have been prepared in a manner consistent with the accounting principles included in the Company’s prospectus dated July 31, 2019 (“Prospectus”) and as filed with the SEC on August 1, 2019 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes as of March 31, 2019 and 2018 included in the Prospectus.
There have been no changes to the Company’s significant accounting policies described in the Company’s Prospectus that have had a material impact on its condensed consolidated financial statements and related notes.
Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition and establishes a new revenue standard. This new standard is based on the principle that revenue is recognized to depict the transfer of control of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has also issued several amendments to the new standard which were designed to clarify and simplify the adoption process.
In preparation for adoption of the new standard, the Company updated its accounting policies, systems, internal controls and processes. The Company adopted Topic 606 as of April 1, 2018 using the full retrospective method, which required adjustments to the historical financial information for fiscal years 2017 and 2018 to be consistent with the new standard. The Company recorded a net decrease to member’s accumulated deficit of $25.9 million as of April 1, 2016 as a result of the transition. The most significant impacts of the standard relate to the timing of revenue recognition for arrangements involving licenses and sales commissions. Under the new revenue standard, term licenses of the Company’s Classic products and the associated maintenance are considered separate performance obligations. This results in revenue associated with these term licenses being recognized upon delivery of the license rather than over the contractual term. Perpetual licenses and term license related to Dynatrace Software and the associated maintenance which includes when-and-if-available updates have been determined to be combined performance obligations and are recognized ratably over the longer of the term or useful life of the license. Additionally, some deferred revenue, primarily from arrangements involving term licenses, was never recognized as revenue and instead is now a part of the cumulative effect adjustment within accumulated deficit. Finally, the Company is required to capitalize and amortize incremental costs of obtaining a contract, such as certain sales commission costs, over the remaining contractual term or over an expected period of benefit, which the Company has determined to be approximately three years.
The Company applied the following practical expedients permitted under Topic 606: for all reporting periods presented before the date of initial adoption, the Company has elected not to disclose the amount of the transaction price allocated to the remaining performance obligations or provide an explanation of when the Company expects to recognize that amount as revenue. Additionally, the Company has also elected not to separately evaluate each contract modification that occurred before the initial adoption date. The Company has elected not to assess whether a contract has a significant financing component if it expects at contract inception that the period between payment and the transfer of products or services will be one year or less.
Recently issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments supersede current lease requirements in Topic 840 which require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This new guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those periods, except for emerging growth companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to elect this new transition guidance upon adoption of the standard on April 1, 2020. The Company will use the package of practical expedients which allows Dynatrace to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. Adoption of the standard is expected to result in the recognition of the right-of-use assets and lease liabilities for operating leases. The Company is currently evaluating the effects the standard will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the effects the standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual periods, and interim periods within those years, beginning after December 15, 2020, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the effects the standard will have on its consolidated financial statements.

3.	Revenue Recognition
The Company elected to early adopt ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers, effective April 1, 2018, using the full retrospective transition method.
The Company derives revenue from sales of software licenses, subscriptions, maintenance and support, and professional services together in contracts with its customers, which include end-customers and channel partners. Revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these services.
Contract modifications are assessed to determine (i) if the additional goods and services are distinct from the goods and services in the original arrangement; and (ii) if the amount of the consideration expected for the added goods and services reflects the stand-alone selling price of those goods and services, as adjusted for contract-specific circumstances. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract, which the Company accounts for on a prospective basis as a termination for contract specific circumstances. The Company’s additional goods and services offered have historically been distinct. If such additional goods and services reflect their stand-alone selling price, the Company accounts for the modification as a separate contract. If such additional goods and services do not reflect their stand-alone selling price, the Company accounts for the modification prospectively as a termination of the existing contract and the creation of a new contract.
Disaggregation of revenue
The following table is a summary of the Company’s total revenues by geographic region (in thousands, except percentages):

	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%
North America	$71,197	58%	$55,868	56%
Europe, Middle East and Africa	33,501	27%	28,264	29%
Asia Pacific	14,436	12%	11,316	12%
Latin America	3,416	3%	2,773	3%
Total revenue	$122,550		$98,221

For the three months ended June 30, 2019 and 2018, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $67.4 million and 55%, and $52.7 million and 54%, respectively, of total revenue.
Deferred revenue
Revenues recognized from amounts included in deferred revenue as of March 31, 2019 and 2018 were $101.1 million and $74.3 million during the three months ended June 30, 2019 and 2018, respectively.

Remaining performance obligations
As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $613.9 million, which consists of both billed consideration in the amount of $375.6 million and unbilled consideration in the amount of $238.3 million that the Company expects to recognize as subscription revenue. The Company expects to recognize 57% of this amount as revenue over the next twelve months and the remainder thereafter.

4.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2019	March 31, 2019
Prepaid expenses	$13,120	$13,334
Income taxes refundable	3,986	4,078
Other	3,949	1,356
Prepaid expenses and other current assets	$21,055	$18,768

5.	Goodwill and Other Intangible Assets, net
Changes in the carrying amount of goodwill, including from the Company’s formation and acquisitions occurring prior to fiscal 2019, on a consolidated basis for the three months ended June 30, 2019 consist of the following (in thousands):

June 30, 2019
Balance, beginning of period	$1,270,120
Goodwill from acquisitions	—
Foreign currency impact	365
Balance, end of period	$1,270,485

Intangible assets, net excluding goodwill consist of (in thousands):

	Weighted Average Useful Life (in months)
		June 30, 2019	March 31, 2019
Capitalized software	109	$188,972	$188,608
Customer relationships	120	351,556	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		595,531	595,166
Less: accumulated amortization		(351,133)	(336,043)
Total intangible assets, net		$244,398	$259,123

Amortization of other intangible assets totaled $15.1 million and $18.3 million for the three months ended June 30, 2019 and 2018, respectively.
6.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to loss from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended June 30, 2019 was 6% compared to 13% for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 and 2018 was lower than the U.S. federal statutory tax rate primarily because of non-deductible share-based compensation.
Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at June 30, 2019, a valuation allowance continues to be recorded against certain deferred tax assets based upon the conclusion that it was more likely than not they would not be realized. The valuation allowance at June 30, 2019 relates primarily to foreign tax credits and net operating losses.

Other matters
The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporation income taxation and include reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries (“Transition Tax”). The Company recognized the tax effects of the Tax Act in the fiscal year ended 2018 and recorded $50.0 million in tax benefit which relates almost entirely to the remeasurement of deferred tax liabilities to the 21% tax rate. The effects of ongoing provisions of the Tax Act, including global intangible low-taxed income (GILTI) and base-erosion and anti-abuse tax (BEAT), are accounted for in the income tax provision.
7.    Accrued Expenses
Accrued expenses, current consisted of the following (in thousands):

	June 30, 2019	March 31, 2019
Accrued employee - related expenses	$25,798	$35,192
Accrued tax liabilities	5,036	6,274
Accrued restructuring	1,455	1,488
Accrued professional fees	3,086	3,440
Accrued installments for acquisition	—	4,832
Income taxes payable	6,493	3,811
Other	9,880	9,883
Total accrued expenses, current	$51,748	$64,920
Accrued expenses, non-current consisted of the following (in thousands):

	June 30, 2019	March 31, 2019
Share-based compensation	$132,979	$92,047
Other	6,494	6,312
Total accrued expenses, non-current	$139,473	$98,359

8.	Long-term Debt
On August 23, 2018, the Company entered into the First Lien Credit Agreement to provide for a term loan commitment (the “First Lien Term Loan”) in which the Company borrowed an aggregate principal amount of $950.0 million, which matures on August 23, 2025. Borrowings under the First Lien Term Loan currently bear interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 2.0% per annum, or (ii) LIBOR plus 3.0% per annum, if the net leverage ratio remains below 4.35 to 1.00 and are subject to an increase if the net leverage ratio is higher than 4.35 to 1.00 or a decrease if there is an initial public offering. Interest payments are due quarterly, or more frequently, based on the terms of the credit agreement. Principal payments required under the First Lien Term Loan are approximately $2.4 million per quarter, commencing on March 31, 2019, with the remainder due at maturity.
On August 23, 2018, the Company entered into the Second Lien Credit Agreement to provide for a second term loan commitment (the “Second Lien Term Loan”) in which the Company borrowed an aggregate principal amount of $170.0 million. Borrowings under the Second Lien Term Loan bear interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 6.00% per annum, or (ii) LIBOR plus 7.00% per annum. The maturity date on the Second Lien Term Loan is August 23, 2026, with principal payment due in full on the maturity date. Interest payments are due quarterly, or more frequently, based on the terms of the credit agreement. The First Lien Term Loan and Second Lien Term Loan are collectively referred to as the “Term Loans”.
The Term Loans require prepayments in the case of certain events including: property or asset sale in excess of $5.0 million, proceeds in excess of $5.0 million from an insurance settlement, or proceeds from a new debt agreement. An additional prepayment may be required under the First Lien Term Loan related to excess cash flow for the respective measurement periods.
All of the indebtedness under the Term Loans is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Term Loans contain customary negative covenants. At June 30, 2019, the Company was in compliance with all applicable covenants pertaining to the Term Loans.
Debt issuance costs and original issuance discount of $15.5 million were incurred in connection with the entry into the Term Loans. These debt issuance costs and original issuance discount will be amortized into interest expense over the contractual term of the Term Loans. The Company recognized approximately $0.5 million of amortization of debt issuance costs and original issuance discount for the three months ended June 30, 2019 which is included in the accompanying consolidated statements of operations. There was no amortization of debt issuance costs and original issuance discount for the three months ended June 30, 2018. At June 30, 2019, the Company had an aggregate principal amount outstanding of $928.6 million and $88.7 million for the First Lien Term Loan and Second Lien Term Loan, respectively, bearing interest at 5.4% and 9.4%, respectively. At March 31, 2019, the Company had an aggregate principal amount outstanding of $947.6 million and $88.7 million for the First Lien Term Loan and Second Lien Term Loan, respectively, bearing interest at 5.7% and 9.5%, respectively. At June 30, 2019 and March 31, 2019, the Company had $13.9 million and $14.3 million, respectively, of unamortized debt issuance costs and original issuance discount which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.
Revolving Facility
The First Lien Credit Agreement further provided for a revolving credit facility (the “Revolving Facility”) in an aggregate amount of $60.0 million, which matures on August 23, 2023. Borrowings under the Revolving Facility currently bear interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 2.0% per annum, or (ii) LIBOR plus 3.0% per annum, if the net leverage ratio remains below 4.35 to 1.00 and are subject to an increase if the net leverage ratio is higher than 4.35 to 1.00 or a decrease if the net leverage ratio is lower than 3.85 to 1.00 or if there is an initial public offering. The Revolving Facility includes a $15.0 million letter of credit sub-facility.
The Company incurs fees with respect to the Revolving Facility, including (i) a commitment fee of 0.375% per annum of unused commitments under the Revolving Facility, subject to an adjustment based on the First Lien Term Loan net leverage ratio or if there is an initial public offering, (ii) facility fees equal to the applicable margin in effect for Eurodollar Rate Loans, as defined per the credit agreement, times the average daily stated amount of letters of credit, (iii) a fronting fee equal to either (a) 0.125% per annum on the stated amount of each letter of credit or (b) such other rate per annum as agreed to by the parties subject to the letters of credit, and (iv) customary administrative fees.
All of the indebtedness under the Revolving Facility is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors.
Debt issuance costs of $0.8 million were incurred in connection with the entry into the Revolving Facility. These debt issuance costs are amortized into interest expense over the contractual term of the loan. The Company recognized an immaterial amount of amortization of debt issuance costs for the three months ended June 30, 2019 which is included in the accompanying consolidated statements of operations. There was no amortization of debt issuance costs and original issuance discount for the three months ended June 30, 2018. There were $0.7 million of unamortized debt issuance costs included as a reduction of the debt balance on the accompanying consolidated balance sheets as of June 30, 2019 and March 31, 2019, respectively.
The Revolving Facility contains customary negative covenants and does not include any financial maintenance covenants other than a springing minimum net leverage ratio not exceeding 7.50 to 1.00 on the last day of any fiscal quarter, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At June 30, 2019, the Company was in compliance with all applicable covenants pertaining to the Revolving Facility.
As of June 30, 2019 and March 31, 2019, there were no amounts outstanding under the Revolving Facility, and there were $0.5 million of letters of credit issued. The Company had $59.5 million of availability under the Revolving Facility as of June 30, 2019 and March 31, 2019, respectively.

9.	Commitments and Contingencies
Tax liability
In connection with the initial public offering completed after this quarter-end, the Company undertook a series of transactions to spin out two wholly owned businesses from the corporate structure. These transactions generated a taxable gain upon their occurrence which will be payable by the Company or its affiliates. On July 31, 2019, Compuware Corporation distributed $265 million to the Company to fund the majority of the tax liability pursuant to an agreement with the Company. The Company is currently computing the tax liability which will be paid in accordance with federal and state estimated payment requirements.
Commitment for operating leases
The Company’s commitments for various operating lease agreements related to office space for various periods that extend through as late as fiscal 2030. Total rent payments under these agreements were approximately $3.3 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively. Certain of these lease agreements contain provisions for renewal options and escalation clauses.

Legal matters
From time to time, the Company may be a party to lawsuits and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, these matters, individually and in the aggregate, will not have a material adverse effect on the financial condition and results of the future operations of the Company.

10.	Member’s Deficit
Dynatrace Holdings LLC was reorganized on April 1, 2015 and had 100 common units as of June 30, 2019 and March 31, 2019. In connection with the reorganization transactions described in Note 2, an additional 241,028,731 common units of Dynatrace Holdings LLC were issued and subsequently exchanged for 241,028,831 shares of common stock. This amount of additional common units includes 14,804,226 common units issued upon the exchange of vested Management Incentive Units (“MIUs”) and Appreciation Units (“AUs”).

11.	Share-based Compensation
Compuware Parent LLC’s board of directors (the “Board”) has authorized the issuance of 21.5 million MIUs and 1.0 million AUs to certain executive officers and key employees. The MIUs and AUs consist of two types of units which are classified as performance-vested units and time-vested units.
Performance-vested units include four performance targets which vest 25% after each fiscal year end, upon the Board’s confirmation that the performance target was met for such fiscal year. These units have a requisite service period that varies based on the grant date, but the service period begins on the grant date and ends on achievement of the final fiscal year performance target. The performance criterion for vesting of performance units has been based on the Company’s EBITDA compared to the target established and approved for each fiscal year. Units that are vested based upon performance for any given year for which the target was not met shall not vest, and are subject to repurchase by the Company, Compuware Parent LLC, or TB at any time; provided, that if the target is not met for a given year, but the target for the subsequent year is met, the unvested performance-based units for the previous year shall become vested when the target for the subsequent year was met.
Time-vested units vest at 25% one year after grant date (or one year after the vesting start date, if different) and the remaining 75% vest ratably over a 36-month period. These units have a requisite service period of 48 months (or the period from the grant until three years from the date that the first 25% vested) and can be repurchased by the Company, Compuware Parent LLC, or TB at any time.
Total compensation expense related to the MIUs and AUs for the respective periods is presented in the table below (in thousands).

	Three Months Ended June 30,
	2019	2018
Cost of revenues	$3,309	$1,084
Research and development	7,127	2,418
Sales and marketing	15,104	4,463
General and administrative	15,885	5,233
Total share-based compensation expense	$41,425	$13,198

The following table shows the MIU activity for the three months ended June 30, 2019:

	Number of Units	Weighted Average Participation Threshold	Fair Value
MIUs outstanding as of March 31, 2019	24,112,170	$0.36	$5.45
Units granted during the period	468,500	7.71
Units exchanged for AUs during the period	(105,522)	1.99
Units forfeited/repurchased during the period	(2,982,257)	0.02
MIUs outstanding as of June 30, 2019	21,492,891	$0.56	$7.71
MIUs vested as of June 30, 2019	17,740,684

The following table shows the AU activity for the three months ended June 30, 2019:

	Number of Units	Weighted Average Participation Threshold	Fair Value
AUs outstanding as of March 31, 2019	819,198	$1.18	$5.45
Units converted from MIUs	105,522	1.99
Units granted during the period	52,500	7.71
Units forfeited/repurchased during the period	(5,000)	1.63
AUs outstanding as of June 30, 2019	972,220	$1.62	$7.71
AUs vested as of June 30, 2019	442,585

The fair value of the equity units underlying the MIUs and AUs has historically been determined by the board of directors as there was no public market for the equity units. The board of directors determines the fair value of the Company’s equity units by considering a number of objective and subjective factors including: the valuation of comparable companies, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors.
The participation threshold is determined by the Board, based on the fair market value on the grant issuance date upon vesting or settlement, the value associated with the MIU is the difference between the fair market value of the unit and the associated participation threshold. Upon vesting or settlement, the value associated with the MIU is the difference between the fair value of the unit and the associated participation threshold. The awards are marked to market at the balance sheet date. The weighted average grant date fair value of units granted during the three months ended June 30, 2019 and 2018 was $7.71 and $2.45, respectively.
The following key assumptions were used to determine the fair value of the MIUs and AUs for the three months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Expected dividend yield	—	—
Expected volatility	35% - 55%	45%
Expected term (years)	0.5 - 1.25	1.5
Risk-free interest rate	1.86% - 2.09%	2.45%

At June 30, 2019, there was $25.0 million of total unrecognized compensation cost related to granted and unvested MIU and AU units. That cost is expected to be recognized over a weighted average period of 0.5 - 1.25 years. The total fair value of vested units during the three months ended June 30, 2019 and 2018 was $133.0 million and $35.1 million, respectively.

12.	Net Loss Per Share
For the three months ended June 30, 2019 and 2018, basic and diluted net loss per share have been retrospectively adjusted to reflect the conversion of equity in connection with the reorganization transactions described in Note 2. Basic and diluted net loss per share was derived from a unit conversion factor of $16.00 per share as determined by the board of managers of Dynatrace Holdings LLC on July 30, 2019.
The following table sets forth the computation of basic and diluted net loss per share (dollars in thousands, except per share data):

	Three Months Ended June 30,
	2019	2018
Numerator:
Net loss	$(49,155)	$(23,556)
Denominator:
Weighted average shares outstanding, basic and diluted	237,693,127	233,970,804
Net loss per share, basic and diluted	$(0.21)	$(0.10)

The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months ended June 30, 2019 and 2018 as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common share equivalents is provided in the table below:

	Three Months Ended June 30,
	2019	2018
Unvested equity awards	4,998,449	8,403,787

On August 1, 2019, after this quarter end, the Company completed its initial public offering in which the Company issued and sold 38.9 million shares of common stock at a price to the public of $16.00 per share. These shares are included in the common stock outstanding as of that date. Refer to Note 16 for additional information.
13.    Related Party Transactions
The Company had agreements with Thoma Bravo, LLC for financial and management advisory services. The Company incurred $1.2 million related to these services during the three months ended June 30, 2019 and 2018. The related expense is reflected in “General and administrative” expense in the condensed consolidated statements of operations.
The Company had payments to directors of $0.1 million during both the three months ended June 30, 2019 and 2018. Additionally, directors had 1.5 million and 2.3 million MIUs outstanding at June 30, 2019 and March 31, 2019, respectively.
During the three months ended June 30, 2018, the Company had transfers to related parties of $1.4 million which are included in “Additional paid-in capital” in the condensed consolidated balance sheets. During the three months ended June 30, 2018, the Company transferred cash to related parties of $80.4 million related to debt service and shared costs. Other related party settlements resulted in a decrease in payables to related parties of $2.9 million for the three months ended June 30, 2018.
14.    Related Party Debt
On April 1, 2015, the Company entered into $1.8 billion in subordinated demand promissory notes payable to Compuware Corporation (“Compuware”), a related party. The promissory notes were established in connection with Compuware’s external debt financing. All payments of principal and interest are payable on the earliest to occur of (i) demand by the holder, (ii) June 1, 2023 and (iii) the date of acceleration of the promissory notes as a result of the occurrence of an event of default. The Company may prepay the promissory notes at any time without penalty. As a result of the August 23, 2018 financing transaction, as described in Note 8, “Long-term Debt”, the amount was reduced by the net proceeds of the financing obtained by Dynatrace LLC, leaving $597.2 million in principal and interest outstanding at March 31, 2019. At June 30, 2019 and March 31, 2019, the Company had principal outstanding of $478.5 million, included in the condensed consolidated balance sheets as “Payable to related party.” At June 30, 2019 and March 31, 2019, the Company accrued interest on the promissory notes of $121.7 million, at a rate of 2.55% per annum, and $118.7 million, at a rate of 2.72% per annum, respectively, included in “Payable to related party” in the condensed consolidated balance sheets. For the three months ended June 30, 2019 and 2018, interest expense on the promissory notes were $3.1 million and $10.7 million, respectively, and is included in the condensed consolidated statements of operations in “Interest expense, net.” In connection with the spin-off, the corresponding receivable at Compuware was contributed to the Company and eliminated.

15.	Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.
Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	June 30, 2019	March 31, 2019
North America	$9,304	$10,036
Europe, Middle East and Africa	9,308	7,347
Asia Pacific	1,527	376
Latin America	143	166
Total property and equipment, net	$20,282	$17,925

16.	Subsequent Events
Initial Public Offering
On August 1, 2019, the Company completed its initial public offering (“IPO”), in which it sold and issued 38.9 million shares of common stock, inclusive of the underwriters’ option to purchase additional shares that was exercised in full, at an issue price of $16.00 per share. The Company received a total of $622.0 million in gross proceeds from the offering, or approximately $590.3 million in net proceeds after deducting approximately $31.7 million for underwriting discounts, commissions and estimated offering-related expenses. A portion of the net proceeds from the offering were used to repay $297.7 million in borrowings outstanding under the First Lien Credit Agreement and $88.8 million in borrowings outstanding under the Second Lien Credit Agreement. In connection with the voluntary prepayment of the Second Lien Credit Agreement, the Company paid a $0.9 million prepayment fee.
The IPO also included the sale of 2.1 million shares of common stock, inclusive of the underwrites’ option to purchase additional shares that was exercised in full, by selling stockholders. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
Upon the closing of the IPO, all 199,063,838 shares of Class A Common Stock that were outstanding immediately prior to the closing of such offering converted on a one-for-one basis into shares of common stock in accordance with the terms of the certificate of incorporation. In addition, the Company converted $671.4 million of principal and accrued and unpaid yield on the preferred stock into 41,964,993 shares of common stock equal to the result of the accrued and unpaid dividends on each share of Class A Common Stock, divided by $16.00 per share.
2019 Equity Incentive Plan
In July 2019, the Company’s board of directors, upon the recommendation of the compensation committee of the board of directors, adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which was subsequently approved by the Company’s shareholders. The 2019 Plan became effective on July 30, 2019. The 2019 Plan replaced the Company’s Management Incentive Unit program, or the MIU Plan and, in connection with the Spin-Off Transactions, outstanding awards granted under the MIU Plan were converted into shares of common stock, restricted stock, and restricted stock units, which will be granted under the 2019 Plan. At the time of conversion, the MIUs and AUs will cease to be classified as liability awards and a compensation charge will be recognized over the remaining vesting period based on the fair value of the awards at the date of conversion.
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of our common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee, or the Annual Increase. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.
Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 6,250,000 shares of common stock, subject to an increase. The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The Company has not issued any shares of common stock under the ESPP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Form 10-Q and our prospectus. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on March 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, annual recurring revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, revenue mix and ability to maintain future profitability;

•	anticipated trends and growth rates in our business and in the markets in which we operate;

•	our ability to convert our customers from our Classic products to our Dynatrace® platform;

•	our ability to maintain and expand our customer base and our partner network;

•	our ability to sell our applications and expand internationally;

•	our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs;

•	our ability to hire and retain necessary qualified employees to grow our business and expand our operations;

•	the evolution of technology affecting our applications, platform and markets;

•	our ability to adequately protect our intellectual property; and

•	our ability to service our debt obligations;
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in the prospectus dated July 31, 2019 (Prospectus) and as filed with the SEC and “Risk Factors” in Part II, Item 1A in this Quarterly Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

OVERVIEW
We offer the market-leading software intelligence platform, purpose-built for the enterprise cloud. As enterprises embrace the cloud to effect their digital transformation, our all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. Our platform utilizes artificial intelligence at its core and advanced automation to provide answers, not just data, about the performance of applications, the underlying hybrid cloud infrastructure and the experience of our customers’ users. We designed our software intelligence platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for better business outcomes.
Since we began operations, we have been a leader within the application performance monitoring space. In 2014, we leveraged the knowledge and experience of the same engineering team that founded Dynatrace to develop a new platform, the Dynatrace Software Intelligence Platform, from the ground up with a dynamic, AI-powered infrastructure to handle web-scale applications across hybrid cloud platforms.
We market Dynatrace® through a combination of our global direct sales team and a network of partners, including resellers, system integrators, and managed service providers. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $750.0 million.
We generate revenue primarily by selling subscriptions, which we define as (i) SaaS agreements, (ii) Dynatrace® term-based licenses, which are recognized ratably over the contract term, (iii) Dynatrace® perpetual licenses, which are recognized ratably over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements.
We deploy our platform as a SaaS solution, with the option of retaining the data in the cloud, or at the edge in customer-provisioned infrastructure, which we refer to as Dynatrace® Managed. The Dynatrace® Managed offering allows customers to maintain control of the environment where their data resides, whether in the cloud or on-premise, combining the simplicity of SaaS with the ability to adhere to their own data security and sovereignty requirements. Our Mission Control center automatically upgrades all Dynatrace® instances and offers on-premise cluster customers auto-deployment options that suit their specific enterprise management processes.
Dynatrace® is an all-in-one platform, which is typically purchased by our customers as a full-stack package and extended with our DEM offering. Customers also have the option to purchase infrastructure monitoring only where the full-stack is not required, with the ability to upgrade to the full-stack when necessary. Our Dynatrace® platform has been commercially available since 2016 and has become the primary offering we sell. Dynatrace® customers increased to 1,578 as of June 30, 2019 from 733 as of June 30, 2018.
Our Classic products include AppMon, Classic Real User Monitoring, or RUM, Network Application Monitoring, or NAM, and Synthetic Classic. As of April 2018, these products are only available to customers who had previously purchased them. AppMon, Classic RUM, and NAM are deployed using customer-provisioned infrastructure, either on-premise or in the cloud, while Synthetic Classic is a SaaS-based application.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

•
Extend our technology and market leadership position. We intend to maintain our position as the market-leading software intelligence platform through increased investment in research and development and continued innovation. We expect to focus on expanding the functionality of Dynatrace® and investing in capabilities that address new market opportunities. We believe this strategy will enable new growth opportunities and allow us to continue to deliver differentiated high-value outcomes to our customers.

•
Grow our customer base. We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $750.0 million. In addition, we expect to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work jointly with our partners. In other geographies, such as Africa, Japan, the Middle East, Russia and South Korea, we utilize a multi-tier “master reseller” model.

•
Increase penetration within existing customers. We plan to continue to increase penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. Once customers are on the Dynatrace® platform, we have seen significant dollar-based net expansion due to the ease of use and power of our new platform.

•
Enhance our strategic partner ecosystem. Our strategic partners include industry-leading system integrators, software vendors, and cloud and technology providers. We intend to continue to invest in our partner ecosystem, with a particular emphasis on expanding our strategic alliances and cloud-focused partnerships, such as AWS, Azure, Google Cloud Platform, Red Hat OpenShift, and Pivotal Cloud Foundry.

Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended June 30,
	2019	2018
Number of Dynatrace® Customers	1,578	733
Dynatrace® ARR (in thousands)	$326,298	$118,371
Classic ARR (in thousands)	$111,324	$187,732
Total ARR (in thousands)	$437,622	$306,103
Dynatrace® Dollar-Based Net Expansion Rate	> 120%	> 120%
Dynatrace® Customers: We define the number of Dynatrace® customers at the end of any reporting period as the number of accounts, as identified by a unique account identifier, that generate at least $10,000 of Dynatrace® ARR as of the reporting date. In infrequent cases, a single large organization may comprise multiple customer accounts when there are distinct divisions, departments or subsidiaries that operate and make purchasing decisions independently from the parent organization. In cases where multiple customer accounts exist under a single organization, each customer account is counted separately based on a mutually exclusive accounting of ARR. As such, even though we target the largest 15,000 global enterprise accounts, there are more than 15,000 addressable Dynatrace® customers. We believe that our ability to grow the number of Dynatrace® customers is an indicator of our ability to drive market adoption of our platform, as well as our ability to grow the business and generate future subscription revenues.
Dynatrace® ARR: We define Dynatrace® annualized recurring revenue, or ARR, as the daily revenue of all term-based Dynatrace® subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage.
Classic ARR: We define classic annualized recurring revenue as the daily revenue of all classic subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage.
Total ARR: We define Total ARR as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of Total ARR any revenues derived from month-to-month agreements and/or product usage overage billings.
Dynatrace® Dollar-Based Net Expansion Rate: We define the Dynatrace® dollar-based net expansion rate as the Dynatrace® ARR at the end of a reporting period for the cohort of Dynatrace® accounts as of one year prior to the date of calculation, divided by the Dynatrace® ARR one year prior to the date of calculation for that same cohort. This calculation excludes the benefit of Dynatrace® ARR resulting from the conversion of Classic products to the Dynatrace® platform, as well as any upsell generated at the time of conversion.
KEY COMPONENTS OF RESULTS OF OPERATIONS
Revenues
Net revenues include subscriptions, licenses and services.
Subscriptions. Our subscription revenue consists of (i) SaaS agreements, (ii) Dynatrace® term-based licenses which are recognized ratably over the contract term, (iii) Dynatrace®perpetual licenses that are recognized ratably over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements. We typically invoice SaaS subscription fees and term licenses annually in advance and recognize subscription revenue ratably over the term of the applicable agreement, provided that all revenue recognition criteria have been satisfied. Fees for our Dynatrace®perpetual licenses are generally billed up front. See the section titled “Critical Accounting Policies and Estimates—Revenue Recognition” for more information. Over time, we expect subscription revenue will increase as a percentage of total revenue as we continue to focus on increasing subscription revenue as a key strategic priority.

License. License revenues reflect the revenues recognized from sales of perpetual and term-based licenses of our Classic products that are sold primarily to existing customers. A majority of our license revenues consists of revenues from perpetual licenses, under which we recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. Customers can also purchase term license agreements, under which we recognize the license fee up front. Term licenses are generally billed annually in advance and perpetual licenses are billed up front.
Services. Services revenue consists of revenue from helping our customers deploy our software in highly complex operational environments and train their personnel. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training. We generally recognize the revenues associated with our services in the period the services are performed, provided that collection of the related receivable is reasonably assured.
Cost of Revenues
Cost of subscriptions. Cost of subscription revenues includes all direct costs to deliver and support our subscription products, including salaries, benefits, share-based compensation and related expenses such as employer taxes, allocated overhead for facilities, IT, third-party hosting fees related to our cloud services, and amortization of internally developed capitalized software technology. We recognize these expenses as they are incurred.
Cost of services. Cost of services revenues includes salaries, benefits, share-based compensation and related expenses such as employer taxes for our services organization, allocated overhead for depreciation of equipment, facilities and IT. We recognize these expenses as they are incurred.
Amortization of acquired technology. Amortization of acquired technology includes amortization expense for technology acquired in business combinations and Thoma Bravo’s acquisition of us in 2014.
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of revenue. Gross profit has been and will continue to be affected by various factors, including the mix of our license, subscription, and services and other revenue, the costs associated with third-party cloud-based hosting services for our cloud-based subscriptions, and the extent to which we expand our customer support and services organizations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors.
Operating Expenses
Personnel costs, which consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expenses, sales commissions, are the most significant component of our operating expenses. We also incur other non-personnel costs such as an allocation of our general overhead expenses.
Research and development. Research and development expenses primarily consists of the cost of programming personnel. We focus our research and development efforts on developing new solutions, core technologies, and to further enhance the functionality, reliability, performance, and flexibility of existing solutions. We believe that our software development teams and our core technologies represent a significant competitive advantage for us and we expect that our research and development expenses will continue to increase, as we invest in research and development headcount to further strengthen and enhance our solutions.
Sales and marketing. Sales and marketing expenses primarily consists of personnel and facility-related costs for our sales, marketing, and business development personnel, commissions earned by our sales personnel and the cost of marketing and business development programs. We expect that sales and marketing expenses will continue to increase as we continue to hire additional sales and marketing personnel and invest in marketing programs.
General and administrative. General and administrative expenses primarily consist of the personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel; and other corporate expenses, including those associated with preparation for the initial public offering. We anticipate continuing to incur additional expenses due to growing our operations and being a public company, including higher legal, corporate insurance and accounting expenses.
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships, acquired technology, capitalized software and tradenames.
Restructuring and Other. Restructuring and other expenses primarily consists of various restructuring activities we have undertaken to achieve strategic and financial objectives. Restructuring activities include, but are not limited to, product offering cancellation and termination of related employees, office relocation, administrative cost structure realignment and consolidation of resources.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries. Interest expense, net of interest income, consists primarily of interest on our term loan facility, amortization of debt issuance costs, loss on the modification and partial extinguishment of debt and prepayment penalties.
Income Tax Benefit
Our income tax benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) differing tax rates and regulations in foreign jurisdictions, (2) differences in accounting and tax treatment of our stock-based compensation, and (3) foreign withholding taxes. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

RESULTS OF OPERATIONS
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenues:
Subscriptions	$108,128	88%	$77,924	79%
License	3,784	3%	11,079	11%
Services	10,638	9%	9,218	10%
Total revenue	122,550	100%	98,221	100%
Cost of revenues:
Cost of subscriptions	16,177	13%	13,132	13%
Cost of services	8,809	7%	6,895	7%
Amortization of acquired technology	4,557	4%	4,664	5%
Total cost of revenues (1)	29,543	24%	24,691	25%
Gross profit	93,007	76%	73,530	75%

Operating expenses:
Research and development (1)	25,659	21%	17,896	18%
Sales and marketing (1)	58,215	48%	42,509	43%
General and administrative (1)	31,882	26%	19,881	20%
Amortization of other intangibles	10,142	8%	12,049	12%
Restructuring and other	115		410
Total operating expenses	126,013		92,745
Loss from operations	(33,006)		(19,215)
Other expense, net	(19,092)		(7,824)
Loss before income taxes	(52,098)		(27,039)
Income tax benefit	2,943		3,483
Net loss	$(49,155)		$(23,556)

(1)  Includes share-based compensation expense as follows:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Cost of revenue	$3,309	$1,084
Research and development	7,127	2,418
Sales and marketing	15,104	4,463
General and administrative	15,885	5,233
Total share-based compensation	$41,425	$13,198

Revenues

	Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$108,128	$77,924	$30,204	39%
License	3,784	11,079	(7,295)	(66)%
Services	10,638	9,218	1,420	15%
Total revenue	$122,550	$98,221	$24,329	25%
Subscriptions
Subscription revenue increased by $30.2 million, or 39%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 88% of total revenue for the three months ended June 30, 2019 compared to 79% of total revenue for the three months ended June 30, 2018.
License
License revenue decreased by $7.3 million, or 66%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Services
Services revenue increased by $1.4 million, or 15%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. We recognize the revenues associated with professional services on a time and material basis or as we deliver the services, provide the training or when the service term has expired.
Cost of Revenues

	Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Cost of subscriptions	$16,177	$13,132	$3,045	23%
Cost of services	8,809	6,895	1,914	28%
Amortization of acquired technology	4,557	4,664	(107)	(2)%
Total cost of revenue	$29,543	$24,691	$4,852	20%
Cost of subscriptions
Cost of subscriptions increased $3.0 million, or 23%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering as well as higher share-based compensation of $1.6 million.
Cost of services
Cost of services increased by $1.9 million, or 28%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was the result of increased personnel costs to support the increase in use of our consulting and training services to support our new customers and higher share-based compensation of $0.6 million.
Amortization of acquired technologies
For the three months ended June 30, 2019 and 2018, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of us in 2014.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$91,951	$64,792	$27,159	42%
License	3,784	11,079	(7,295)	(66)%
Services	1,829	2,323	(494)	(21)%
Amortization of acquired technology	(4,557)	(4,664)	107	(2)%
Total gross profit	$93,007	$73,530	$19,477	26%
Gross margin:
Subscriptions	85%	83%
License	100%	100%
Services	17%	25%
Amortization of acquired technology	(100)%	(100)%
Total gross margin	76%	75%
Subscriptions
Subscriptions gross profit increased by $27.2 million, or 42%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Subscription gross margin increased from 83% to 85%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
License
License gross profit decreased by $7.3 million, or 66%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit decreased by $0.5 million, or 21%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Services gross margin decreased from 25% to 17% during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Operating Expenses

	Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$25,659	$17,896	$7,763	43%
Sales and marketing	58,215	42,509	15,706	37%
General and administrative	31,882	19,881	12,001	60%
Amortization of other intangibles	10,142	12,049	(1,907)	(16)%
Restructuring and other	115	410	(295)	(72)%
Total operating expenses	$126,013	$92,745	$33,268	36%
Research and development
Research and development expenses increased $7.8 million, or 43%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase is primarily attributable to higher share-based compensation of $4.7 million, a 15% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $1.8 million, and increased software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering of $0.8 million.
Sales and marketing
Sales and marketing expenses increased $15.7 million, or 37%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to higher share-based compensation of $10.6 million. Further contributing to the increase was a 16% increase in headcount, resulting in an increase of $4.6 million in personnel costs.
General and administrative
General and administrative expenses increased $12.0 million, or 60%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to an increase in share-based compensation of $10.7 million and transaction costs of $2.6 million related to the initial public offering completed after this quarter-end which were partially offset by lower professional fees. Sponsor related costs were approximately $1.2 million for each of the three months ended June 30, 2019 and 2018.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.9 million, or 16%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized.
Restructuring and other
Restructuring expenses decreased by $0.3 million, or 72%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, due to lower costs incurred for various restructuring activities to achieve our strategic and financial objectives, lower facility exit charges in relation to plans to optimize our U.S. offices, and lower costs related to a restructuring program designed to align employee resources with our product offering and future plans.
Other Expense, Net
Other expense, net increased by $11.3 million, or 144%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase in other expense was primarily a result of interest expense on our Term Loans entered into in the second quarter of fiscal 2019. See section titled “Liquidity and Capital Resources.”
Income Tax Benefit
Income tax benefit decreased by $0.5 million to $2.9 million for the three months ended June 30, 2019, as compared to an income tax benefit of $3.5 million for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 was 6% compared to 13% in the same period for 2018. The decrease in our effective tax rate is primarily due to a higher proportion of the loss for the three months ended June 30, 2019 being attributable to non-deductible share-based compensation.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2019, we had $57.5 million of cash and cash equivalents and $59.5 million available under our revolving credit facility. We have financed our operations primarily through cash generated from operations. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
We have financed operations primarily through license fees, subscription fees, consulting and training fees. Our principal uses of cash are funding operations, capital expenditures, debt payments and interest expense. Over the past three years cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.

Our Credit Facilities
In anticipation of separation from Compuware Corporation, on August 23, 2018, we entered into a Senior Secured First Lien Credit Agreement and a Senior Secured Second Lien Credit Agreement, or our Term Loans, consisting of a $950.0 million first lien term loan and a $170.0 million second lien term loan, each agreement made by and among the Company, Dynatrace Intermediate LLC, a wholly-owned subsidiary, as Guarantor, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and certain lending parties. The First Lien Credit Agreement further provided a $60.0 million revolving credit facility which includes a letter of credit sub-facility with an aggregate limit equal to the lessor of $15.0 million and the aggregate unused amount of the revolving credit facility then in effect. The first lien term loan and second lien term loan mature on August 23, 2025 and August 23, 2026, respectively, and the revolving credit facility matures on August 23, 2023.
As of June 30, 2019, the balance outstanding under the Term Loans was $1,017.3 million and is included in long-term debt on our consolidated balance sheet. We had $59.5 million available under the revolving credit facility and $0.5 million of letters of credit outstanding.
All of our obligations under the Term Loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets.
Summary of Cash Flows

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Cash provided by operating activities (1)	$34,167	$58,560
Cash used in investing activities	(4,484)	(2,133)
Cash used in financing activities	(23,747)	(80,497)
Effect of exchange rate changes on cash and cash equivalents	203	(1,899)
Net increase (decrease) in cash and cash equivalents	$6,139	$(25,969)

(1) Net cash provided by operating activities includes cash payments for interest as follows:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Cash paid for interest	$15,738	$—
Operating Activities
For the three months ended June 30, 2019, cash provided by operating activities was $34.2 million as a result of a net loss of $49.2 million, adjusted by non-cash charges of $50.2 million and a change of $33.1 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $17.1 million and share-based compensation of $41.4 million, net of deferred income taxes of $8.9 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $34.1 million due to the timing of receipts of payments from customers and an increase in deferred revenue of $9.2 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, which were partially offset by a decrease in accounts payable and accrued expenses of $8.4 million.
For the three months ended June 30, 2018, cash provided by operating activities was $58.6 million as a result of a net loss of $23.6 million, adjusted by non-cash charges of $29.1 million and a change of $53.0 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $20.3 million and share-based compensation of $13.2 million, net of deferred income taxes of $4.4 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $47.9 million due to the timing of receipts of payments from customers and an increase in deferred revenue of $10.0 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, which were partially offset by a decrease in accounts payable and accrued expenses of $1.5 million and an increase in prepayments and other assets of $3.3 million.

Investing Activities
Cash used in investing activities during the three months ended June 30, 2019 was $4.5 million, as a result of the purchases of property and equipment of $4.2 million and capitalized software additions of $0.3 million.
Cash used in investing activities during the three months ended June 30, 2018 was $2.1 million, as a result of the purchase of property and equipment of $1.5 million and capitalized software additions of $0.6 million.
Financing Activities
Cash used in financing activities during the three months ended June 30, 2019 was $23.7 million, primarily as a result of repayments of on our Term Loans of $19.0 million and installments related to an acquisition of $4.7 million.
Cash used in financing activities during the three months ended June 30, 2018 was $80.5 million, as a result of payments to related parties of $80.4 million and equity repurchases of $0.1 million.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
There have been no material changes in our contractual obligations and commitments, as disclosed in the Prospectus dated July 31, 2019 and as filed with the SEC on August 1, 2019 for the year ended March 31, 2019.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that the accounting policies associated with revenue recognition, share-based compensation, income taxes, goodwill and impairment of long-lived assets are the most significant areas involving management’s judgments and estimates. Therefore, they are considered to be our critical accounting policies and estimates. There have been no material changes to these estimates or the policies related to them during the three months ended June 30, 2019. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus dated July 31, 2019 and as filed with the SEC on August 1, 2019.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, “Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates and inflation. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. As of June 30, 2019 and March 31, 2019, our cash and cash equivalents included $38.0 million and $39.6 million, respectively, held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net in our consolidated statements of operations.
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates because, although substantially all of our revenue is generated in U.S. dollars, our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Europe and Asia.
Our results of operations and cash flows could therefore be adversely affected in the future due to changes in foreign exchange rates. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our results of operations or cash flows, and to date, we have not engaged in any hedging strategies with respect to foreign currency transactions. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates, and we may choose to engage in the hedging of foreign currency transactions in the future.
Interest Rate Risk
We had cash and cash equivalents of $57.5 million and $51.3 million as of June 30, 2019 and March 31, 2019, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
At June 30, 2019, we also had in place a $60.0 million revolving credit facility, with availability of $59.5 million, and approximately $1,017.3 million in Term Loans, both of which bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin. At June 30, 2019, the applicable margin was 5.4% for the first lien term loan and revolving credit facility, respectively, and 9.4% for the second lien term loan. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We have an agreement to maintain cash balances at a financial institution of no less than $2.5 million as collateral for several letters of credit in favor of our landlords.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations because substantially all of our sales are denominated in U.S. dollars, which have not been subject to material currency inflation, and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to, nor is our property currently subject to, any material legal proceedings, nor are we involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations. We are not aware of any governmental inquiries or investigations into our business.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business
We have experienced rapid subscription revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2018 to the year ended March 31, 2019, our subscription revenue grew 35.8% from $257.6 million to $349.8 million, respectively. From the year ended March 31, 2018 to the year ended March 31, 2019, subscription revenue as a percentage of total revenue grew from 65% to 81%, respectively. From the year ended March 31, 2017 to the year ended March 31, 2018, our subscription revenue grew 10.7% from $232.8 million to $257.6 million, respectively. From the year ended March 31, 2017 to the year ended March 31, 2018, subscription revenue as a percentage of total revenue grew from 57% to 65%, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:

•	our ability to attract new customers and retain and increase sales to existing customers;

•	our ability to continue to expand customer adoption of our Dynatrace® platform, including the conversion of customers from our Classic products;

•	our ability to develop our existing platform and introduce new solutions on our platform;

•	continued growth of cloud-based services and solutions;

•	our ability to continue to develop and offer products and solutions that are superior to those of our competitors;

•	our ability to retain customers; and

•	our ability to hire and retain sufficient numbers of sales and marketing, research and development and general and administrative personnel, and expand our global operations.
If we are unable to achieve any of these requirements, our subscription revenue growth will be adversely affected.
Our quarterly and annual operating results may be adversely affected due to a variety of factors, which could make our future results difficult to predict.
Our annual and quarterly revenue and operating results have fluctuated significantly in the past and may vary significantly in the future due to a variety of factors, many of which are outside of our control. Our financial results in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. If our revenues, earnings or operating results fall below the expectations of investors or securities analysts in a particular quarter, or below any guidance that we may provide, the price of our common stock could decline. We may not be able to accurately predict our future billings, revenues, earnings or operating results. Some of the important factors that may cause our operating results to fluctuate from quarter to quarter or year to year include:

•	fluctuations in the demand for our solutions, and the timing of purchases by our customers, particularly larger purchases;

•	fluctuations in the rate of utilization by enterprise customers of the cloud to manage their business needs, or a slow-down in the migration of enterprise systems to the cloud;

•	our ability to attract new customers and retain existing customers;

•	the budgeting cycles and internal purchasing priorities of our customers;

•
changes in customer renewal rates, churn and our ability to cross-sell additional solutions to our existing customers and our ability to up-sell additional quantities of previously purchased products to existing customers;

•	the seasonal buying patterns of our customers;

•	the payment terms and contract term length associated with our product sales and their effect on our billings and free cash flow;

•	changes in customer requirements or market needs;

•
the emergence of significant privacy, data protection, security or other threats, regulations or requirements applicable to the use of enterprise systems or cloud-based systems that we are not prepared to meet or that require additional investment by us;

•	changes in the demand and growth rate of the market for software and systems monitoring and analytics solutions;

•
our ability to anticipate or respond to changes in the competitive landscape, or improvements in the functionality of competing solutions that reduce or eliminate one or more of our competitive advantages;

•	our ability to timely develop, introduce and gain market acceptance for new solutions and product enhancements;

•
our ability to adapt and update our products and solutions on an ongoing and timely basis in order to maintain compatibility and efficacy with the frequently changing and expanding variety of software and systems that our products are designed to monitor;

•	our ability to successfully expand our business internationally;

•
our ability to maintain and expand our relationships with strategic technology partners, who own, operate and offer the major platforms on which cloud applications operate, with which we must interoperate and remain compatible, and from which we must obtain certifications and endorsements in order to maintain credibility and momentum in the market;

•	our ability to control costs, including our operating expenses;

•	our ability to efficiently complete and integrate any acquisitions or business combinations that we may undertake in the future;

•	general economic, industry and market conditions, both domestically and in our foreign markets;

•	the emergence of new technologies or trends in the marketplace;

•	foreign currency exchange rate fluctuations;

•	the timing of revenue recognition for our customer transactions, and the effect of the mix of time-based licenses, SaaS subscriptions and perpetual licenses on the timing of revenue recognition;

•	extraordinary expenses, such as litigation or other dispute-related settlement payments; and

•	future accounting pronouncements or changes in our accounting policies.
Any one of the factors referred to above or the cumulative effect of some of the factors referred to above may result in our operating results being below our expectations and the expectations of securities analysts and investors, or may result in significant fluctuations in our quarterly and annual operating results, including fluctuations in our key performance indicators. This variability and unpredictability could result in our failure to meet our business plan or the expectations of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature in the short term and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
At June 30, 2019, we had approximately $1.0 billion of aggregate indebtedness, consisting of $928.6 million outstanding under our first lien term loan facility, $88.7 million outstanding under our second lien term loan facility, $0.5 million outstanding under a $15.0 million letter of credit sub-facility and $14.5 million in unamortized debt issuance fees. We also have a $60.0 million revolving credit facility under which we had no outstanding borrowings as of June 30, 2019. Under our first lien term loan facility, we are required to repay approximately $2.4 million of principal at the end of each quarter (commencing March 31, 2019) and are required to pay accrued interest on the last day of each interest accrual period. Under our second lien term loan facility, we are not required to make any periodic repayments of principal, but are required to pay accrued interest upon the last day of each interest accrual period. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $15.7 million during the three months ended June 30, 2019.
The credit and guaranty agreement, which we refer to as our Credit Agreement, governing our term loan facility and our revolving credit facility, which we refer to as our Credit Facility, contains various covenants that are operative so long as our Credit Facility remains outstanding. The covenants, among other things, limit our and certain of our subsidiaries’ abilities to:

•	incur additional indebtedness or guarantee indebtedness of others;

•	create additional liens on our assets;

•	pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock;

•	make investments, including acquisitions;

•	make capital expenditures;

•	enter into mergers or consolidations or sell assets;

•	engage in sale and leaseback transactions; or

•	enter into transactions with affiliates.
Our Credit Facility also contains numerous affirmative covenants, including financial covenants. Even if our Credit Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and the principal amount of our outstanding indebtedness and meeting the financial covenants set forth in our Credit Facility. If we are unable to generate sufficient cash flow or otherwise to obtain the funds necessary to make required payments under our Credit Facility, or if we fail to comply with the various requirements of our indebtedness, we could default under our Credit Facility. Our Credit Facility also contains provisions that trigger repayment obligations or an event of default upon a change of control, as well as various representations and warranties which, if breached, could lead to an event of default. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our Credit Facility, an increase in the applicable interest rates under our Credit Facility, and a requirement that our subsidiaries that have guaranteed our Credit Facility pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our Credit Facility, including substantially all of our and our subsidiary guarantors’ assets. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our Credit Agreement or to remedy any defaults under our Credit Agreement. In addition, in the event of any default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments. Any such default could have a material adverse effect on our liquidity, financial condition and results of operations.
Our substantial level of indebtedness could materially and adversely affect our financial condition.
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business by:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	exposing us to the risk of increased interest rates as certain of our borrowings are, and may in the future be, at variable interest rates.
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations under our Credit Facility.
We may need to refinance all or a portion of our indebtedness, including our Credit Facility, at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, our existing Credit Agreement restricts us, and future credit agreements may restrict us, from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our ability to pay the amounts due under our Credit Agreement.
The Compuware Spin-Off and the SIGOS Spin-Off are taxable transactions for us, and we will be subject to tax liabilities in connection with such transactions.
Neither the Compuware Spin-Off nor the SIGOS Spin-Off qualifies as a tax-free spin-off under Section 355 of the Internal Revenue Code, or the Code. Estimated corporate-level U.S. federal, state and local taxes of approximately $275.0 million, or the Estimated Compuware Spin Tax Liability, will be payable by us in connection with the Compuware Spin-Off and in connection therewith, Compuware distributed to us $265.0 million, as described below. These taxes will generally be based upon the gain computed as the difference between the fair market value of the Compuware assets distributed and the adjusted tax basis in such assets. We will not have sufficient losses available to fully offset the gain we expect to realize as a result of the Compuware Spin-Off. We do not expect to incur any material tax liabilities in connection with the SIGOS Spin-Off because we estimate that the fair market value of the SIGOS assets is materially similar to the adjusted tax basis in such assets.
Pursuant to a Master Structuring Agreement, Compuware has distributed to us an amount equal to $265.0 million concurrently with the Compuware Spin-Off and prior to the closing of this offering in connection with the estimated tax liability. However, the actual amount of our tax liability relating to the Compuware Spin-Off will not be determined until we complete our applicable tax returns with respect to the taxable period that includes the Compuware Spin-Off as certain factors within these returns will determine the effective rate at which the gain will be taxed. We will be solely responsible for any amount of taxes owed in excess of the Estimated Compuware Spin Tax Liability, which amount could be material, and Compuware will not pay or reimburse us for such amount. Although the Estimated Compuware Spin Tax Liability has been calculated based on a third-party valuation of Compuware and we believe is a reasonable estimate of the taxes owed by us with respect to the Compuware Spin-Off, we cannot offer any assurances that the final tax liability will not be different. Any tax liabilities in excess of the Estimated Compuware Spin Tax Liability may adversely affect our results of operations.
In addition, if the Internal Revenue Service or other taxing authorities were to successfully challenge in an audit or other tax dispute the amount of taxes owed in connection with the Compuware Spin-Off or the SIGOS Spin-Off, we could be liable for additional taxes, including interest and penalties. We would be responsible for any such additional amounts, which would not be reimbursed to us by Compuware. While we currently expect to obtain an insurance policy that provides coverage if the Internal Revenue Service or other taxing authorities assert that additional taxes are owed in connection with the Compuware Spin-Off, such policy will be subject to certain limitations and exclusions, and we cannot offer any assurances that such policy (if obtained) will be available or that it will fully cover any additional taxes owed by us. We will not obtain a tax insurance policy relating to the SIGOS Spin-Off. Any tax liabilities determined to be owed by us relating to the Compuware Spin-Off or the SIGOS Spin-Off following an audit or other tax dispute may adversely affect our results of operations.
Federal and state fraudulent transfer laws may permit a court to avoid Compuware’s distribution to us to partially satisfy the estimated tax liability incurred by us from the Compuware Spin-Off.
On July 31, 2019 Compuware distributed $265.0 million to us to partially satisfy the estimated $275.0 million tax liability incurred by us in connection with the Compuware Spin-Off. Such distribution might be subject to challenge under federal and state fraudulent conveyance laws even if the distribution was completed. Under applicable laws, the distribution could be avoided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return for, and was insolvent or rendered insolvent by reason of, the transfer. Alternatively, the distribution could be avoided as a preference if Compuware were to commence a bankruptcy case within 90 days following the distribution (or one year before commencement of a bankruptcy case if we are deemed to be an “insider” with respect to Compuware under the U.S. Bankruptcy Code).
We cannot be certain as to the standards a court would use to determine whether or not Compuware was insolvent at the relevant time. In general, however, a court would look at various facts and circumstances related to the entity in question, including evaluation of whether or not (i) the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair market value of all of its assets; (ii) the present fair market value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or (iii) it could pay its debts as they become due.
If a court were to find that the distribution was a fraudulent transfer or conveyance, the court could avoid the distribution. In addition, the distribution could also be avoided if a court were to find that it is not a legal distribution or dividend under applicable corporate law. The resulting complications, costs and expenses of either finding could materially adversely affect our financial condition and results of operations.
Failure to maintain our credit ratings could adversely affect our liquidity, capital position, ability to hedge certain financial risks, borrowing costs and access to capital markets.
Our credit risk is evaluated by the major independent rating agencies, and such agencies have in the past and could in the future downgrade our ratings. We cannot assure you that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may have a negative impact on our liquidity, capital position, ability to hedge certain financial risks and access to capital markets. In addition, changes by any rating agency to our outlook or credit rating could increase the interest we pay on outstanding or future debt.
Market adoption of software intelligence solutions for application performance monitoring, digital experience monitoring, infrastructure monitoring, and AIOps is relatively new and may not grow as we expect, which may harm our business and prospects.
The utilization of software intelligence solutions, such as Dynatrace®, for digital experience monitoring, infrastructure monitoring, and AIOps is relatively new. We believe our future success will depend in large part on the growth, if any, in the demand for software intelligence solutions, particularly the demand for enterprise-wide solutions. We currently target the markets for application performance monitoring, or APM, infrastructure monitoring, AIOps and digital experience monitoring. It is difficult to predict customer demand, adoption, churn and renewal rates for our solutions, the rate at which existing customers expand their usage of our solutions, the size and growth rate of the market for our solutions. Expansion in our addressable market depends on a number of factors, including the continued and growing reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased use of microservices and containers, as well as the continued proliferation of mobile applications, large data sets, cloud computing and the Internet of Things. If our solutions do not achieve widespread adoption or there is a reduction in demand for software intelligence solutions generally, it could result in reduced customer purchases, reduced renewal rates and decreased revenue, any of which will adversely affect our business, operating results and financial condition.

Our business is dependent on overall demand for software intelligence solutions and therefore reduced spending on software intelligence solutions or overall adverse economic conditions may negatively affect our business, operating results and financial condition.
Our business depends on the overall demand for software intelligence solutions, particularly demand from mid- to large-sized enterprises worldwide, and the purchase of our solutions by such organizations is often discretionary. In an economic downturn, our customers may reduce their operating or IT budgets, which could cause them to defer or forego purchases of software intelligence solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts or renewals. To the extent purchases of software intelligence solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak global economic conditions or a reduction in software intelligence spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals and lower revenue. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business and financial results.
As the market for software intelligence solutions is new and continues to develop, trends in spending remain unpredictable and subject to reductions due to the changing technology environment and customer needs as well as uncertainties about the future.
If we cannot successfully execute on our strategy and continue to develop and effectively market solutions that anticipate and respond to the needs of our customers, our business, operating results and financial condition may suffer.
The market for software intelligence solutions is at an early stage of development and is characterized by constant change and innovation, and we expect it to continue to rapidly evolve. Moreover, many of our customers operate in industries characterized by changing technologies and business models, which require them to develop and manage increasingly complex software application and IT infrastructure environments. Our future success, if any, will be based on our ability to consistently provide our customers with a unified, real-time view into the performance of their software applications and IT infrastructure, provide notification and prioritization of degradations and failures, perform root cause analysis of performance issues, and analyze the quality of their end users’ experiences and the resulting impact on their businesses and brands. If we do not respond to the rapidly changing needs of our customers by developing and making available new solutions and solution enhancements that can address evolving customer needs on a timely basis, our competitive position and business prospects will be harmed.
In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. Our new solutions and solution enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in releasing new solutions or enhancements to the market;

•
delays or failures to provide updates to customers to maintain compatibility between Dynatrace® and the various applications and platforms being used in the customers’ application and enterprise cloud environment;

•	the failure to accurately predict market or customer demands;

•	defects, errors or failures in the design or performance of our new solutions or solution enhancements;

•	negative publicity about the performance or effectiveness of our solutions;

•	the introduction or anticipated introduction of competing products by our competitors; and

•	the perceived value of our solutions or enhancements relative to their cost.
To the extent we are not able to continue to execute on our business model to timely and effectively develop and market applications to address these challenges and attain market acceptance, our business, operating results and financial condition will be adversely affected.
Further, we may make changes to our solutions that our customers do not value or find useful. We may also discontinue certain features, begin to charge for certain features that are currently free or increase fees for any of our features or usage of our solutions. If our new solutions or enhancements do not achieve adequate acceptance in the market, our competitive position will be impaired, our revenue may decline or grow more slowly than expected and the negative impact on our operating results may be particularly acute, and we may not receive a return on our investment in the upfront research and development, sales and marketing and other expenses we incur in connection with new solutions or solution enhancements.
If our platform and solutions do not effectively interoperate with our customers’ existing or future IT infrastructures, installations of our solutions could be delayed or cancelled, which would harm our business.
Our success depends on the interoperability of our platform and solutions with third-party operating systems, applications, data and devices that we have not developed and do not control. Any changes in such operating systems, applications, data or devices that degrade the functionality of our platform or solutions or give preferential treatment to competitive software could adversely affect the adoption and usage of our platform. We may not be successful in adapting our platform or solutions to operate effectively with these applications, data or devices. If it is difficult for our customers to access and use our platform or solutions, or if our platform or solutions cannot connect a broadening range of applications, data and devices, then our customer growth and retention may be harmed, and our business and operating results could be adversely affected.
Enterprise cloud deployments utilize multiple third-party platforms and technologies, and these technologies are updated to new versions at a rapid pace. As a result, we deliver frequent updates to our solutions designed to maintain compatibility and support for our customers’ changing technology environments and ensure our solutions’ ability to continue to monitor the customer’s applications. If our solutions fail to work with any one or more of these technologies or applications, or if our customers fail to install the most recent updates and versions of our solutions that we offer, our solutions will be unable to continuously monitor our customer’s critical business applications.
Ensuring that our solutions are up-to-date and compatible with the technology and enterprise cloud platforms utilized by our customers is critical to our success. We have formed alliances with many technology and cloud platform providers to provide updates to our solutions to maintain compatibility. We work with technology and cloud platform providers to understand and align updates to their product roadmaps and engage in early access and other programs to ensure compatibility of our solutions with the technology vendor’s generally available release. If our relations with our technology partners ceases we may be unable to deliver these updates, or if our customers fail to install the most recent updates and versions of our solutions that we offer, then our customers’ ability to benefit from our solution may decrease significantly and, in some instances, may require the customer to de-install our solution due to the incompatibility of our solution with the customer’s applications.
Our future revenues and operating results will be harmed if we are unable to acquire new customers, if our customers do not renew their contracts with us, or if we are unable to expand sales to our existing customers or develop new solutions that achieve market acceptance.
To continue to grow our business, it is important that we continue to attract new customers to purchase and use our solutions. Our success in attracting new customers depends on numerous factors, including our ability to:

•	offer a compelling software intelligence platform and solutions;

•	execute our sales and marketing strategy;

•	attract, effectively train and retain new sales, marketing, professional services and support personnel in the markets we pursue;

•	develop or expand relationships with technology partners, systems integrators, resellers, online enterprise marketplaces and other partners;

•	expand into new geographies and markets;

•	deploy our platform and solutions for new customers and;

•	provide quality customer support.
Our customers have no obligation to renew their maintenance, SaaS and/or term-license agreements, and our customers may decide not to renew these agreements with a similar contract period, at the same prices and terms or with the same or a greater number of licenses. Although our customer retention rate has historically been strong, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention, churn and expansion rates. Our customer retention and expansion rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our solutions as they convert from our Classic products to our Dynatrace® platform, our customer support and professional services, our prices and pricing plans, the competitiveness of other software products and services, reductions in our customers’ spending levels, user adoption of our solutions, deployment success, utilization rates by our customers, new product releases and changes to our product offerings. If our customers do not renew their maintenance, SaaS and/or term-license agreements, or renew on less favorable terms, our business, financial condition and operating results may be adversely affected.
Our ability to increase revenue also depends in part on our ability to increase deployment of our solutions by existing customers. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our platform and the existing solutions they have implemented, their ability to integrate our solutions with existing technologies, and our pricing model. A failure to increase sales to existing customers could adversely affect our business, operating results and financial condition.
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our applications.
Our ability to increase our customer base and achieve broader market acceptance of our solutions will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including lead generation activities and brand awareness campaigns, such as our industry events, webinars and user events. If we are unable to hire, develop and retain talented sales personnel or marketing personnel or if our new sales personnel or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time, our ability to increase our customer base and achieve broader market acceptance of our applications could be harmed.
We may experience a loss of customers and annualized recurring revenue if customers do not convert from our Classic products to our Dynatrace® platform.
A significant portion of our annualized recurring revenue, or ARR, has been generated from our Classic products. As of June 30, 2019 and June 30, 2018, ARR from our Classic products comprised 25% and 61% of our Total ARR, respectively. We have stopped offering the Classic products to new customers and any increase in ARR for our Dynatrace® platform may not offset a reduction in ARR from our Classic products. Furthermore, our competitors could introduce new products that are more competitive than our Classic products which could result in a loss of customers who do not convert to Dynatrace®. An inability to retain customers on the Classic products or convert them to Dynatrace® may harm our business, operating results and financial condition in the future.
We face significant competition, which may adversely affect our ability to add new customers, retain existing customers and grow our business.
The markets in which we compete are highly competitive, fragmented, evolving, complex and defined by rapidly changing technology and customer demands, and we expect competition to continue to increase in the future. A number of companies have developed or are developing products and services that currently, or in the future may, compete with some or all of our solutions. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or loss of, market share, any of which could adversely affect our business, operating results and financial condition.
We compete either directly or indirectly with application performance monitoring vendors such as Cisco AppDynamics, Broadcom, and New Relic, infrastructure monitoring vendors such as Datadog and Nagios, Digital Experience Management vendors such as Akamai and Catchpoint, point solutions from cloud providers such as Amazon Web Services, or AWS, Azure and Google Cloud Platform, and other business intelligence and monitoring and analytics providers that provide some portion of the services that we provide. Our competitors may have longer-term and more extensive relationships with our existing and potential customers that provide them with an advantage in competing for business with those customers. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software application performance monitoring, data analytics, compliance or network visibility vendors, it could adversely affect our ability to compete.
We may also face competition from companies entering our market, which has a relatively low barrier to entry in some segments, including large technology companies that could expand their platforms or acquire one of our competitors. Many existing and potential competitors enjoy substantial competitive advantages, such as:

•	larger sales and marketing budgets and resources;

•	access to larger customer bases which often provide incumbency advantages;

•	broader global distribution and presence;

•	the ability to bundle competitive offerings with other products and services;

•	greater brand recognition and longer operating histories;

•	lower labor and development costs;

•	greater resources to make acquisitions;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical, management and other resources.
Additionally, in certain circumstances, and particularly among large enterprise technology companies that have complex and large software application and IT infrastructure environments, customers may elect to build in-house solutions to address their software intelligence needs. Any such in-house solutions could leverage open source software, and therefore be made generally available at little or no cost.
These competitive pressures in our markets or our failure to compete effectively may result in fewer customers, price reductions, fewer orders, reduced revenue and gross profit, and loss of market share. Any failure to meet and address these factors could materially and adversely affect our business, operating results and financial condition.
If the prices we charge for our solutions and services are unacceptable to our customers, our operating results will be harmed.
As the market for our solutions matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our current pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model or reduce our prices, which could harm our revenue, gross margin and operating results. Pricing decisions may also impact the mix of adoption among our licensing and subscription models, and negatively impact our overall revenue. Moreover, large enterprises, which we expect will account for a large portion of our business in the future, may demand substantial price concessions. If we are, for any reason, required to reduce our prices, our revenue, gross margin, profitability, financial position and cash flow may be adversely affected.
We expect our billings and revenue mix to vary over time, which could harm our gross margin and operating results.
We expect our billings and revenue mix to vary over time due to a number of factors, including the mix of perpetual licenses, SaaS subscriptions, term licenses, the mix of solutions sold and the contract length of our customer agreements. Due to the differing revenue recognition policies applicable to our term licenses, SaaS subscription, perpetual licenses and professional services, shifts in the mix between subscription, term and perpetual licenses from quarter to quarter could produce substantial variation in revenues recognized even if our billings remain consistent. Further, our gross margins and operating results could be harmed by changes in billings and revenue mix and costs, together with numerous other factors, including: entry into new lower margin markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our revenues, billings, gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline.
Because we recognize revenue from our SaaS subscriptions and term licenses over the subscription or license term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.
For customers who purchase a SaaS subscription or term license, we generally recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions and term licenses entered into during previous quarters. Consequently, a decline in new or renewed subscriptions or term licenses in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
Our revenue recognition policy and other factors may distort our financial results in any given period and make them difficult to predict.
Under accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, or ASC 606, we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our subscription revenue consists of (i) SaaS agreements, (ii) term-based licenses for the Dynatrace® platform which are recognized ratably over the contract term, (iii) Dynatrace® perpetual license revenue that is recognized ratably or over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements. A significant increase or decline in our subscription contracts in any one quarter may not be fully reflected in the results for that quarter, but will affect our revenue in future quarters. Our license revenue consists of Classic perpetual license fees and Classic term license fees, which are generally recognized on delivery. Because license revenue is recognized upfront, a single, large license in a given period may distort our operating results for that period. These factors make it challenging to forecast our revenue for future periods, as both the mix of solutions and services we will sell in a given period, as well as the size of contracts, is difficult to predict.
Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Revenue Recognition.”
Given the foregoing factors, our actual results could differ significantly from our estimates, comparing our revenue and operating results on a period-to-period basis may not be meaningful, and our past results may not be indicative of our future performance.
Changes in existing financial accounting standards or practices, or taxation rules or practices, may harm our operating results.
Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could harm our operating results or result in changes to the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed and reported before such changes are effective.
United States Generally Accepted Accounting Principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or a change in these interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, ASC 606 is a newly adopted standard for revenue recognition in which the FASB’s Emerging Issues Task Force has taken up certain topics which may result in further guidance which we would need to consider in our related accounting policies.
If we are unable to maintain successful relationships with our partners, or if our partners fail to perform, our ability to market, sell and distribute our applications and services will be limited, and our business, operating results and financial condition could be harmed.
In addition to our sales force, we rely on partners, including our strategic partners to increase our sales and distribution of our software and services. We also have independent software vendor partners whose integrations may increase the breadth of the ecosystem in which our solutions can operate, and the size of the market that our solutions can address. We are dependent on these partner relationships to contribute to our sales growth. We expect that our future growth will be increasingly dependent on the success of our partner relationships, and if those partnerships do not provide such benefits, our ability to grow our business will be harmed. If we are unable to scale our partner relationships effectively, or if our partners are unable to serve our customers effectively, we may need to expand our services organization, which could adversely affect our results of operations.
Our agreements with our partners are generally non-exclusive, meaning our partners may offer products from several different companies to their customers or have their products or technologies also interoperate with products and technologies of other companies, including products that compete with our offerings. Moreover, some of our partners also compete with us. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors or fail to meet the needs of our customers, our ability to grow our business and sell our offerings will be harmed. Furthermore, our partners may cease marketing our offerings with limited or no notice and with little or no penalty, and new partners could require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our partners, our possible inability to replace them or the failure to recruit additional partners could harm our results of operations. Our partner structure could also subject us to lawsuits or reputational harm if, for example, a partner misrepresents the functionality of our offerings to customers or violates applicable laws or our corporate policies.
Interruptions with the delivery of our SaaS solutions, or third-party cloud-based systems that we use in our operations, may adversely affect our business, operating results and financial condition.
Our continued growth depends on the ability of our customers to access our platform and solutions, particularly our cloud-based solutions, at any time and within an acceptable amount of time. In addition, our ability to access certain third-party SaaS solutions is important to our operations and the delivery of our customer support and professional services, as well as our sales operations.
We have experienced, and may in the future experience, service disruptions, outages and other performance problems both in the delivery of our SaaS solutions, and in third-party SaaS solutions we use due to a variety of factors, including infrastructure changes, malicious actors, human or software errors or capacity constraints. We utilize a multi-tenant structure, meaning that, generally, our customers are hosted on a shared platform. As such, any interruption in service would affect a significant number of our customers. In some instances, we or our third-party service providers may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our SaaS solutions as they become more complex. If our SaaS solutions are unavailable or if our customers are unable to access features of our SaaS solutions within a reasonable amount of time or at all, our business would be negatively affected. In addition, if any of the third-party SaaS solutions that we use were to experience a significant or prolonged outage or security breach, our business could be adversely affected.
We currently host our Dynatrace® solutions primarily using AWS, as well as other providers of cloud infrastructure services including Microsoft Azure, Interoute and Alibaba. Our Dynatrace® solutions reside on hardware operated by these providers. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans, including the use of multiple AWS locations, any incident affecting AWS’ infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform and our ability to deliver our solutions to our customers. A prolonged AWS service disruption affecting our SaaS platform for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
AWS has the right to terminate our agreement upon material uncured breach on 30 days’ prior written notice. In the event that our AWS service agreements are terminated, or there is a lapse of service, we would experience interruptions in access to our platform as well as significant delays and additional expense in arranging new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure, which would adversely affect our business, operating results and financial condition.
Real or perceived errors, failures, defects or vulnerabilities in our solutions could adversely affect our financial results and growth prospects.
Our solutions and underlying platform are complex, and in the past, we or our customers have discovered software errors, failures, defects and vulnerabilities in our solutions after they have been released, including after new versions or updates are released. Our solutions and our platform are often deployed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which have in the past, and may in the future, cause errors in, or failures of, our solutions or other aspects of the computing environment into which they are deployed. In addition, deployment of our solutions into complicated, large-scale computing environments have in the past exposed, and may, in the future, expose undetected errors, failures, defects or vulnerabilities in our solutions. Despite testing by us, errors, failures, defects or vulnerabilities may not be found in our solutions until they are released to our customers or thereafter. Real or perceived errors, failures, defects or vulnerabilities in our solutions could result in, among other things, negative publicity and damage to our reputation, lower renewal rates, loss of or delay in market acceptance of our solutions, loss of competitive position or claims by customers for losses sustained by them or expose us to breach of contract claims, regulatory fines and related liabilities. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.
Security breaches, computer malware, computer hacking attacks and other security incidents could harm our business, reputation, brand and operating results.
Security incidents have become more prevalent across industries and may occur on our systems, or on the systems of third parties we use to host our solutions or SaaS solutions that we use in the operation of our business. These security incidents may be caused by or result in but are not limited to security breaches, computer malware or malicious software, ransomware, computer hacking, denial of service attacks, security system control failures in our own systems or from vendors we use, email phishing, software vulnerabilities, social engineering, sabotage and drive-by downloads. In particular, because we utilize a multi-tenant platform, any security breach would affect a significant amount of our customers. Such security incidents, whether intentional or otherwise, may result from actions of hackers, criminals, nation states, vendors, employees, contractors, customers or other threat actors. We have experienced two email phishing attacks that resulted in the compromise of a limited number of email accounts. Although we have taken a number of measures to prevent future phishing attacks, we cannot be certain that our efforts will be effective.
We may in the future experience disruptions, outages and other performance problems on our internal systems due to service attacks, unauthorized access or other security related incidents. Any security breach or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification or corruption of data, software, hardware or other computer equipment and the inadvertent transmission of computer malware could harm our business, operating results and financial condition, and expose us to claims arising from loss or unauthorized disclosure of confidential or personal information and the related breach of privacy or data security laws. If an actual or perceived security incident occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines, private lawsuits and changed security control, system architecture and system protection measures.
We may in the future experience disruptions, outages and other performance problems on the systems that we host for our customers due to service attacks, unauthorized access or other security related incidents. Any security breach or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification or corruption of data, software, hardware or other computer equipment and the inadvertent transmission of computer malware could disrupt the services that we provide to our customers, harm our customers’ business, operating results and financial condition, and expose us to claims from our customers for the damages that result, which could include, without limitation, claims arising from loss or unauthorized access, acquisition or disclosure of personal information and the related breach of privacy or data security laws. If an actual or perceived security incident occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines, private lawsuits and changed security control, system architecture and system protection measures.
We believe that our brand is integral to our future success and if we fail to cost-effectively promote or protect our brand, our business and competitive position may be harmed.
We believe that maintaining and enhancing our brand and increasing market awareness of our company and our solutions are critical to achieving broad market acceptance of our existing and future solutions and are important elements in attracting and retaining customers, partners and employees, particularly as we continue to expand internationally. In addition, independent industry analysts, such as Gartner and Forrester, often provide reviews of our solutions, as well as those of our competitors, and perception of our solutions in the marketplace may be significantly influenced by these reviews. We have no control over what these or other industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our solutions or view us as a market leader.
The successful promotion of our brand and the market’s awareness of our solutions and platform will depend largely upon our ability to continue to offer enterprise-grade software intelligence solutions, our ability to be thought leaders in application intelligence, our marketing efforts and our ability to successfully differentiate our solutions from those of our competitors. We have invested, and expect to continue to invest, substantial resources to promote and maintain our brand and generate sales leads, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. If our efforts to promote and maintain our brand are not cost-effective or successful, our operating results and our ability to attract and retain customers, partners and employees may be adversely affected. In addition, even if our brand recognition and customer loyalty increases, this may not result in increased sales of our solutions or higher revenue.
Our sales cycles can be long, unpredictable and vary seasonally, which can cause significant variation in the number and size of transactions that close in a particular quarter.
Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle for our platform and the difficulty in making short-term adjustments to our operating expenses. Many of our customers are large enterprises, whose purchasing decisions, budget cycles and constraints and evaluation processes are unpredictable and out of our control. Further, the timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions can range from several months to over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment in resources in field sales, partner development, marketing and educating our customers about the use, technical capabilities and benefits of our platform and services. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform but also those of other companies or the consideration of internally developed alternatives including those using open-source software. Some of our customers initially deploy our platform on a limited basis, with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial pre-sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.
We have experienced seasonal and end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter, which impacts our ability to grow revenue over the long term and plan and manage cash flows and other aspects of our business and cost structure. Our transactions vary by quarter, with the third fiscal quarter typically being our largest. In addition, within each quarter, a significant portion of our transactions occur in the last two weeks of that quarter. If expectations for our business turn out to be inaccurate, our revenue growth may be adversely affected over time and we may not be able to adjust our cost structure on a timely basis and our cash flows may suffer.
Any failure to offer high-quality customer support and professional services may adversely affect our relationships with our customers and our financial results.
We typically bundle customer support with arrangements for our solutions, and offer professional services for implementation and training. In deploying and using our platform and solutions, our customers require the assistance of our services teams to resolve complex technical and operational issues. Increased customer demand for support, without corresponding revenue, could increase costs and adversely affect our operating results. We may also be unable to respond quickly enough to accommodate short-term increases in customer demand for support. If we fail to meet our service level commitments, which relate to uptime, response times and escalation procedures, and time to problem resolution, or if we suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these customers with service credits or penalties, refunds for prepaid amounts related to unused subscription services, or we could face contract terminations. Our sales are highly dependent on our reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality product support, could adversely affect our reputation, and our ability to sell our solutions to existing and new customers.
Our ability to succeed depends on the experience and expertise of our senior management team. If we are unable to retain and motivate our personnel, our business, operating results and prospects may be harmed.
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. The members of our senior management team are employed on an at-will basis, which means that they are not contractually obligated to remain employed with us and could terminate their employment with us at any time. Accordingly, and in spite of our efforts to retain our senior management team, any member of our senior management team could terminate his or her employment with us at any time and go to work for one of our competitors, after the expiration of any applicable non-compete period. The loss of one or more members of our senior management team, particularly if closely grouped, could adversely affect our ability to execute our business plan and thus, our business, operating results and prospects. We do not maintain key man insurance on any of our officers, and we may not be able to find adequate replacements. If we fail to identify, recruit and integrate strategic hires, our business, operating results and financial condition could be adversely affected.
We rely on highly skilled personnel and, if we are unable to attract, retain or motivate substantial numbers of qualified personnel or expand and train our sales force, we may not be able to grow effectively.
Our success largely depends on the talents and efforts of key technical, sales and marketing employees and our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry is intense and often leads to increased compensation and other personnel costs. In addition, competition for employees with experience in our industry can be intense, particularly in Europe, where our research and development operations are concentrated and where other technology companies compete for management and engineering talent. Our continued ability to compete and grow effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees.

We believe that our corporate culture has contributed to our success, and if we cannot successfully maintain our culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture.
We believe that a critical component to our success has been our corporate culture. We believe our culture has contributed significantly to our ability to innovate and develop new technologies. We have spent substantial time and resources in building our team while maintaining this corporate culture. We have experienced rapid growth in our employee headcount and international presence. The rapid influx of large numbers of people from different business backgrounds in different geographic locations may make it difficult for us to maintain our corporate culture of innovation. If our culture is negatively affected, our ability to support our growth and innovation may diminish.
We are subject to a number of risks associated with global sales and operations.
Revenue from customers located outside of the United States represented 45% and 46% of our total revenue for the three months ended June 30, 2019 and 2018, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

•	increased expenses associated with international sales and operations, including establishing and maintaining office space and equipment for our international operations;

•	fluctuations in exchange rates between currencies in the markets where we do business;

•	risks associated with trade restrictions and additional legal requirements, including the exportation of our technology or source code that is required in some of the countries in which we operate;

•	greater risk of unexpected changes in regulatory rules, regulations and practices, tariffs and tax laws and treaties;

•
compliance with United States and foreign import and export control and economic sanctions laws and regulations, including the Export Administration Regulations administered by the United States Department of Commerce’s Bureau of Industry and Security and the executive orders and laws implemented by the United States Department of the Treasury’s Office of Foreign Asset Controls;

•	compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act, and the U.K. Anti-Bribery Act;

•
compliance with privacy, data protection and data security laws of many countries, including the General Data Protection Regulation, or GDPR, adopted by the European Union, or EU, and which became effective in May 2018;

•
heightened risk of unfair or corrupt business practices in certain geographies, and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	limited or uncertain protection of intellectual property rights in some countries and the risks and costs associated with monitoring and enforcing intellectual property rights abroad;

•	greater difficulty in enforcing contracts and managing collections in certain jurisdictions, as well as longer collection periods;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	social, economic and political instability, terrorist attacks and security concerns in general; and

•	potentially adverse tax consequences.
These and other factors could harm our ability to generate future global revenue and, consequently, materially impact our business, results of operations and financial condition.
Economic conditions and regulatory changes leading up to and following the United Kingdom’s scheduled exit from the European Union could have a material adverse effect on our business and results of operations.
The United Kingdom, or U.K., government has commenced the legal process of leaving the European Union, typically referred to as “Brexit.” There remains significant uncertainty about when and how the U.K. will officially exit the European Union, if at all, and the possible effects of Brexit including but not limited to, the imposition of trade barriers and increased costs throughout Europe, changes in European manufacturing and employment markets, and currency fluctuations. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. The most immediate effect of the expected Brexit has been significant volatility in global equity and debt markets and currency exchange rate fluctuations. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding Brexit, could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.
Additionally, the expected Brexit has resulted in the immediate strengthening of the U.S. dollar against foreign currencies in which we conduct business. Although this strengthening has been somewhat ameliorated by the British Government’s stated desire to accomplish a transitional exit, because we translate revenue denominated in foreign currency into U.S. dollars for our financial statements, during periods of a strengthening U.S. dollar, our reported revenue from foreign operations is reduced. As a result of Brexit and the continued negotiations within the U.K., there may be further periods of volatility in the currencies in which we conduct business.

The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets, either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate.
Any of these effects of Brexit could materially adversely affect our business, results of operations and financial condition.
We may face exposure to foreign currency exchange rate fluctuations.
We have transacted in foreign currencies and expect to transact in foreign currencies in the future. In addition, our international subsidiaries maintain assets and liabilities that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar will affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits brought against us, could result in significant costs and substantially harm our business, operating results and financial condition.
Patent and other intellectual property disputes are common in the markets in which we compete. Some companies in the markets in which we compete, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of infringement, misappropriation or other violations of intellectual property rights against us, our partners, our technology partners or our customers. As the number of patents and competitors in our market increase, allegations of infringement, misappropriation and other violations of intellectual property rights may also increase. Our broad solution portfolio and the competition in our markets further exacerbate the risk of additional third-party intellectual property claims against us in the future. Any allegation of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs and resources defending against the claim, could distract our management from our business, and could cause uncertainty among our customers or prospective customers, all of which could have an adverse effect on our business, operating results and financial condition. We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights.
Furthermore, companies that bring allegations against us may have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend against similar allegations that may be brought against them than we do. We have received, and may in the future receive, notices alleging that we have misappropriated, misused or infringed other parties’ intellectual property rights, including allegations made by our competitors, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement assertions. There also is a market for acquiring third-party intellectual property rights and a competitor, or other entity, could acquire third-party intellectual property rights and pursue similar assertions based on the acquired intellectual property. They may also make such assertions against our customers or partners.
An adverse outcome of a dispute may require us to take several adverse steps such as: pay substantial damages, including potentially treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, using, selling, licensing, importing or otherwise commercializing solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our solutions or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights or have royalty obligations imposed by a court; or indemnify our customers, partners and other third parties. Any damages or royalty obligations we may become subject to, any prohibition against our commercializing our solutions as a result of an adverse outcome could harm our business and operating results.
Additionally, our agreements with customers and partners include indemnification provisions, under which we agree to indemnify them for losses suffered or incurred as a result of allegations of intellectual property infringement and, in some cases, for damages caused by us to property or persons or other third-party allegations. Furthermore, we have agreed in certain instances to defend our partners against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such assertions. Large indemnity payments could harm our business, operating results and financial condition.
Failure to protect and enforce our proprietary technology and intellectual property rights could substantially harm our business, operating results and financial condition.
The success of our business depends on our ability to protect and enforce our proprietary rights, including our patents, trademarks, copyrights, trade secrets and other intellectual property rights, throughout the world. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with ours. In the past, we have been made aware of public postings of portions of our source code. It is possible that released source code could reveal some of our trade secrets, and impact our competitive advantage. Some license provisions protecting against unauthorized use, copying, transfer, reverse engineering, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. In expanding our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.
As of June 30, 2019, we had 59 issued patents, all of which are in the United States, and 27 pending applications, of which 18 are in the United States. Our issued patents expire at various dates through July 2037. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
In addition to patented technology, we rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or trade secrets and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or trade secrets.
Moreover, policing unauthorized use of our technologies, solutions and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies or intellectual property rights.
From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against allegations of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial condition and cash flows. If we are unable to protect our intellectual property rights, our business, operating results and financial condition will be harmed.
Our use of open source technology could impose limitations on our ability to commercialize our solutions and platform and application intelligence software platform.
We use open source software in our solutions and platform and expect to continue to use open source software in the future. Although we monitor our use of open source software to avoid subjecting our solutions and platform to conditions we do not intend, we may face allegations from others alleging ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These allegations could also result in litigation. The terms of many open source licenses have not been interpreted by U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such an event, we could be required to seek licenses from third parties to continue offering our solutions, to make our proprietary code generally available in source code form, to re-engineer our solutions or to discontinue the sale of our solutions if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.
Our participation in open source initiatives may limit our ability to enforce our intellectual property rights in certain circumstances.
As part of our strategy to broaden our target markets and accelerate adoption of our products, we contribute software program code to certain open source projects, managed by organizations such as Microsoft, Google and Cloud Native Computing Foundation. We also undertake our own open source initiatives to promote “open innovation” and “enterprise openness,” meaning that we make technologies available under open source licenses with the goal of exchanging insights and experience with other experts in the community, broadening the adoption of our platform by our customers, and providing our partners with the ability to leverage their own technologies through the Dynatrace® platform. In some cases, we accept contributions of code from the community, our customers and partners.
When we contribute to a third-party managed open source project, the copyrights, patent rights and other proprietary rights in and to the technologies, including software program code, owned by us that we contribute to these projects are licensed to the project managers and to all other contributing parties without restriction on further use or distribution. If and to the extent that any of the technologies that we contribute, either alone or in combination with the technologies that may be contributed by others, practice any inventions that are claimed under our patents or patent applications, then we may be unable to enforce those claims or prevent others from practicing those inventions, regardless of whether such other persons also contributed to the open source project (even if we were to conclude that their use infringes our patents with competing offerings), unless any such third party asserts its patent rights against us. This limitation on our ability to assert our patent rights against others could harm our business and ability to compete. In addition, if we were to attempt to enforce our patent rights, we could suffer reputational injury among our customers and the open source community.
Our sales to government entities are subject to a number of challenges and risks.
We sell our solutions to U.S. federal and state and foreign governmental agency customers, often through our resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Government demand and payment for our solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.
We may acquire other businesses, products or technologies in the future which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our results of operations.
As part of our business growth strategy and in order to remain competitive, we may acquire, or make investments in, complementary companies, products or technologies. For example, in 2017 we acquired Qumram AG, a provider of session replay technology that captures end users’ digital experiences across browsers, interfaces and devices. We may not be able to find suitable acquisition targets in the future, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts and investors. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. In addition, while we will make significant efforts to address any information technology security and privacy compliance issues with respect to any acquisitions, we may still inherit such risks when we integrate the acquired products and systems. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquired business, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisitions, each of which could adversely affect our financial condition or the value of our ordinary shares. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Our business is subject to a wide range of laws and regulations and our failure to comply with those laws and regulations could harm our business, operating results and financial condition.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy and data protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and we must continue to monitor and dedicate resources to ensure continued compliance. Non-compliance with applicable regulations or requirements could subject us to litigation, investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.
Any actual or perceived failure by us to comply with our privacy policy or legal or regulatory requirements in one or multiple jurisdictions could result in proceedings, actions or penalties against us.
We are subject to federal, state, and international laws, regulations and standards relating to the collection, use, disclosure, retention, security, transfer and other processing of personal data. The legal and regulatory framework for privacy, data protection and security issues worldwide is rapidly evolving and as a result implementation standards, potential fines, enforcement practices and litigation risks are likely to remain uncertain for the foreseeable future.

Internationally, virtually every jurisdiction in which we operate has established its own privacy, data protection and/or data security legal framework with which we or our customers must comply, including but not limited to the EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. In addition, the EU has adopted the GDPR, which went into effect on May 25, 2018 and contains numerous requirements and changes from prior EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including heightened notice and consent requirements, greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. Moreover, the GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
In addition to the GDPR, the European Union also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation could be enacted sometime in the latter part of 2019. While the new regulation contains protections for those using communications services (for example, protections against online tracking technologies), the potential timing of its enactment significantly later than the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, as well as obligations and restrictions on the processing of data from an end-user’s terminal equipment, which may negatively impact our product offerings and our relationships with our customers.
Preparing for and complying with the GDPR and the ePrivacy Regulation (if and when it becomes effective) has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects, consumer associations or others. We are not a participant in the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks administered by the U.S. Department of Commerce. We are in the process of submitting our binding corporate rules for approval by CNIL, the France data protection agency, as our lead regulator in Europe, but there is no assurance as to when this process will be complete, that it will be successfully completed or that the laws may not require additional compliance steps to be taken in the future.
In the United States, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the Internet, our business may be harmed.
We are subject to governmental export, import and sanctions controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our solutions are subject to export control and economic sanctions laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security and the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports, re-exports and transfers of our software and services must be made in compliance with these laws and regulations. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in the encryption or other technology incorporated into our solutions or in applicable export or import laws and regulations may delay the introduction and sale of our solutions in international markets, prevent customers from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, regions, governments or persons altogether. Changes in sanctions, export or import laws and regulations, in the enforcement or scope of existing laws and regulations, or in the countries, regions, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our solutions or in our ability to sell our solutions in certain countries. Even though we take precautions to prevent our solutions from being provided to restricted countries or persons, our solutions could be provided to those targets by our resellers or customers despite such precautions. The decreased use of our solutions or limitation on our ability to export or sell our solutions could adversely affect our business, while violations of these export and import control and economic sanctions laws and regulations could have negative consequences for us and our personnel, including government investigations, administrative fines, civil and criminal penalties, denial of export privileges, incarceration, and reputational harm.
Due to the global nature of our business, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or similar anti-bribery laws in other jurisdictions in which we operate.
The global nature of our business creates various domestic and local regulatory challenges. The Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business to non-U.S. officials, or in the case of the U.K. Bribery Act, to any person. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas that experience corruption by government officials and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Changes in applicable laws could result in increased regulatory requirements and compliance costs that could adversely affect our business, financial condition and operating results. Although we take steps to ensure compliance, we cannot guarantee that our employees, resellers, agents, or other intermediaries will not engage in prohibited conduct that could render us responsible under the FCPA, the U.K. Bribery Act, or other similar laws or regulations in the jurisdictions in which we operate. If we are found to be in violation of these anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
Our international operations subject us to potentially adverse tax consequences.
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we are subject to income and non-income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, operating results and financial condition.
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 31, 2019, after this quarter end, the Registration Statement on Form S-1 (File No. 333-232558) relating to our initial public offering was declared effective by the SEC and we priced our initial public offering. Pursuant to the Registration Statement, we registered an aggregate of 38.9 million shares of our common stock, inclusive of the underwriters’ option to purchase additional shares which was exercised in full, at a price to the public of $16.00 per share. We received net proceeds of approximately $590.3 million, after deducting approximately $31.7 million in underwriting discounts, commissions, and offering-related expenses. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.
The initial public offering also included the sale of 2.1 million shares of our common stock, inclusive of the underwrites’ option to purchase additional shares which was exercised in full, by selling stockholders. We did not receive any proceeds from the sale of common stock by the selling stockholders.

Our initial public offering closed in August 2019. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated July 31, 2019 and filed with the SEC on August 1, 2019 pursuant to Rule 424(b) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) File as Exhibit 3.3 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2019, and incorporated herein by reference.
(2) Filed as Exhibit 3.5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2019, and incorporated herein by reference.
(3) Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2019, and incorporated herein by reference.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRACE, INC.

Date:	September 5, 2019	By:	/s/ John Van Siclen
John Van Siclen
Chief Executive Officer
(Principal Executive Officer)

Date:	September 5, 2019	By:	/s/ Kevin C. Burns
Kevin C. Burns
Chief Financial Officer & Treasurer
(Principal Financial Officer)