Form 10-Q
period 2019-09-30
Dynatrace, Inc.
filed 2019-11-04
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The registrant had 280,539,648 shares of common stock outstanding as of October 31, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2019	March 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$211,696	$51,314
Accounts receivable, net of allowance for doubtful accounts	85,602	115,431
Deferred commissions, current	35,094	27,705
Prepaid expenses and other current assets	23,166	18,768
Total current assets	355,558	213,218
Property and equipment, net	24,664	17,925
Goodwill	1,270,163	1,270,120
Other intangible assets, net	229,880	259,123
Deferred tax assets, net	10,806	10,678
Deferred commissions, non-current	26,154	31,545
Other assets	8,117	7,649
Receivable from related party	7,480	1,108
Total assets	$1,932,822	$1,811,366

Liabilities and shareholders' equity / member's deficit
Current liabilities:
Accounts payable	$10,532	$6,559
Accrued expenses, current	78,704	64,920
Current portion of long-term debt	—	9,500
Deferred revenue, current	291,857	272,772
Payable to related party	—	597,150
Total current liabilities	381,093	950,901
Deferred revenue, non-current	77,630	92,973
Accrued expenses, non-current	18,028	98,359
Deferred tax liabilities	—	47,598
Long-term debt, net of current portion	569,789	1,011,793
Total liabilities	1,046,540	2,201,624
Commitments and contingencies (Note 9)
Shareholders' equity / member's deficit:
Common shares, $0.001 par value, 600,000,000 shares authorized, 280,509,056 shares issued and outstanding at September 30, 2019	281	—
Common units, no par value, 100 units authorized, issued and outstanding at March 31, 2019	—	—
Additional paid-in capital	1,547,051	(184,546)
Accumulated deficit	(642,491)	(176,002)
Accumulated other comprehensive loss	(18,559)	(29,710)
Total shareholders' equity / member's deficit	886,282	(390,258)
Total liabilities and shareholders' equity / member's deficit	$1,932,822	$1,811,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription	$115,805	$82,389	$223,933	$160,313
License	2,745	9,662	6,529	20,741
Service	10,828	9,836	21,466	19,054
Total revenue	129,378	101,887	251,928	200,108
Cost of revenue:
Cost of subscription	23,456	14,256	39,633	27,388
Cost of service	11,847	7,522	20,656	14,417
Amortization of acquired technology	4,243	4,558	8,800	9,222
Total cost of revenue	39,546	26,336	69,089	51,027
Gross profit	89,832	75,551	182,839	149,081

Operating expenses:
Research and development	46,596	19,690	72,255	37,586
Sales and marketing	99,966	44,883	158,181	87,392
General and administrative	86,953	25,211	118,835	45,092
Amortization of other intangibles	10,061	11,964	20,203	24,013
Restructuring and other	779	73	894	483
Total operating expenses	244,355	101,821	370,368	194,566
Loss from operations	(154,523)	(26,270)	(187,529)	(45,485)
Interest expense, net	(14,534)	(17,495)	(33,720)	(28,182)
Other income (expense), net	146	(439)	240	2,424
Loss before income taxes	(168,911)	(44,204)	(221,009)	(71,243)
Income tax (expense) benefit	(248,423)	4,266	(245,480)	7,749
Net loss	$(417,334)	$(39,938)	$(466,489)	$(63,494)
Net loss per share:
Basic and diluted	$(1.58)	$(0.17)	$(1.86)	$(0.27)
Weighted average shares outstanding:
Basic and diluted	264,127	235,215	251,412	235,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited - In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(417,334)	$(39,938)	$(466,489)	$(63,494)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	2,691	1,190	4,528	(819)
Change of ownership interest in subsidiary	6,623	—	6,623	—
Total other comprehensive income (loss)	9,314	1,190	11,151	(819)
Comprehensive loss	$(408,020)	$(38,748)	$(455,338)	$(64,313)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(Unaudited - In thousands)

	Three Months Ended September 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity / Member's Deficit
	Shares	Amount
Balance, June 30, 2019	—	$—	$(184,599)	$(225,157)	$(27,873)	$(437,629)
Foreign currency translation, net of tax					2,691	2,691
Reclassification of related party payable upon reorganization			600,622			600,622
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	38,873	39	585,258			585,297
Effect of reorganization	241,547	242	271,383		6,623	278,248
Contribution for taxes associated with reorganization			265,000			265,000
Restricted stock units vested	89	—				—
Share-based compensation			9,479			9,479
Equity repurchases			(92)			(92)
Net loss				(417,334)		(417,334)
Balance, September 30, 2019	280,509	$281	$1,547,051	$(642,491)	$(18,559)	$886,282

	Three Months Ended September 30, 2018
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Member’s Deficit
	Shares	Amount
Balance, June 30, 2018	—	$—	$(184,584)	$(83,364)	$(27,807)	$(295,755)
Foreign currency translation, net of tax					1,190	1,190
Transfers from related parties			43,289			43,289
Equity repurchases			(536)			(536)
Net loss				(39,938)		(39,938)
Balance, September 30, 2018	—	$—	$(141,831)	$(123,302)	$(26,617)	$(291,750)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(Unaudited - In thousands)

	Six Months Ended September 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity / Member's Deficit
	Shares	Amount
Balance, March 31, 2019	—	$—	$(184,546)	$(176,002)	$(29,710)	$(390,258)
Foreign currency translation, net of tax					4,528	4,528
Reclassification of related party payable upon reorganization			600,622			600,622
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	38,873	39	585,258			585,297
Effect of reorganization	241,547	242	271,383		6,623	278,248
Contribution for taxes associated with reorganization			265,000			265,000
Restricted stock units vested	89	—				—
Share-based compensation			9,479			9,479
Equity repurchases			(145)			(145)
Net loss				(466,489)		(466,489)
Balance, September 30, 2019	280,509	$281	$1,547,051	$(642,491)	$(18,559)	$886,282

	Six Months Ended September 30, 2018
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Member’s Deficit
	Shares	Amount
Balance, March 31, 2018	—	$—	$(183,084)	$(59,808)	$(25,798)	$(268,690)
Foreign currency translation, net of tax					(819)	(819)
Transfers from related parties			41,900			41,900
Equity repurchases			(647)			(647)
Net loss				(63,494)		(63,494)
Balance, September 30, 2018	—	$—	$(141,831)	$(123,302)	$(26,617)	$(291,750)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(466,489)	$(63,494)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation	3,971	3,585
Amortization	29,810	36,697
Share-based compensation	196,171	36,228
Deferred income taxes	(48,566)	(9,437)
Other	3,690	278
Net change in operating assets and liabilities:
Accounts receivable	29,578	51,350
Deferred commissions	(2,196)	(2,203)
Prepaid expenses and other assets	(888)	(5,071)
Accounts payable and accrued expenses	27,230	9,981
Deferred revenue	9,461	18,246
Net cash (used in) provided by operating activities	(218,228)	76,160

Cash flows from investing activities:
Purchase of property and equipment	(9,758)	(3,261)
Capitalized software additions	(564)	(782)
Net cash used in investing activities	(10,322)	(4,043)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	590,297	—
Settlement of deferred offering costs	(5,000)	—
Proceeds from term loans	—	1,120,000
Debt issuance costs	—	(16,288)
Repayment of term loans	(455,189)	—
Payments to related parties	—	(1,177,021)
Contribution for tax associated with reorganization	265,000	—
Equity repurchases	(145)	(647)
Installments related to acquisition	(4,694)	(3,653)
Net cash provided by (used in) financing activities	390,269	(77,609)

Effect of exchange rates on cash and cash equivalents	(1,337)	(2,356)

Net increase (decrease) in cash and cash equivalents	160,382	(7,848)

Cash and cash equivalents, beginning of period	51,314	77,581
Cash and cash equivalents, end of period	$211,696	$69,733

Supplemental cash flow data:
Cash paid for interest	$27,391	$5,890
Cash paid for tax	$264,072	$2,077
Non-cash financing activities:
Transactions with related parties	$—	$(37,882)
Reclassification of related party payable upon reorganization	$(600,622)	$—
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
Basis of presentation and consolidation
Prior to July 30, 2019, Dynatrace Holdings LLC, a Delaware limited liability company, was an indirect equity holder of DHC that indirectly and wholly owned Dynatrace, LLC. On July 31, 2019, Dynatrace Holdings LLC (i) converted into a Delaware corporation with the name Dynatrace, Inc. and (ii) through a series of corporate reorganization steps, became the parent company of DHC. Additionally, as part of the reorganization, two wholly owned subsidiaries of DHC, Compuware Corporation (“Compuware”) and SIGOS LLC (“SIGOS”), were spun out from the corporate structure to the DHC shareholders. As a result of these transactions, DHC is a wholly owned indirect subsidiary of Dynatrace, Inc. These reorganization steps are collectively referred to as the “reorganization.” In connection with the reorganization, the equity holders of Compuware Parent, LLC received 222,021,708 units of Dynatrace Holdings LLC in exchange for their equity interests in Compuware Parent, LLC based on the fair value of a unit of Dynatrace Holdings LLC on July 30, 2019, which was determined to be $16.00 per unit by a committee of the board of managers of Dynatrace Holdings LLC, and all of the outstanding units of Dynatrace Holdings LLC then converted into shares of Dynatrace, Inc. Additionally, 19,525,510 units of Dynatrace Holdings LLC were issued upon exchange of Dynatrace, LLC Management Incentive Units (“MIUs”) and Appreciation Units (“AUs”) for a total of 241,547,218 outstanding units in Dynatrace Holdings LLC immediately prior to the closing of the Company’s initial public offering (“IPO”).
The reorganization was completed between entities that have been under common control since December 15, 2014. Therefore, these financial statements retroactively reflect DHC and Dynatrace, Inc. on a consolidated basis for the periods presented. The spin-offs of Compuware Corporation and SIGOS LLC from DHC have been accounted for retroactively as a change in reporting entity and accordingly, these financial statements exclude their accounts and results.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in the accompanying financial statements.
As described in Note 14, prior to the reorganization the condensed consolidated financial statements reflected the debt and debt service associated with subordinated demand promissory notes payable to a related party. The financial statements also reflect certain expenses incurred by the Company for certain functions including shared services for the periods prior to the reorganization, which are immaterial to these financial statements. These expenses were allocated to Dynatrace on the basis of direct usage when identifiable, and for resources indirectly used by Dynatrace. Allocations were based on a proportional cost allocation methodology to reflect estimated usage by Dynatrace. Management considers the allocation methodology and results to be reasonable for all periods presented. However, the financial information presented in these financial statements may not reflect the consolidated financial position, operating results and cash flows of Dynatrace had the Dynatrace business been a separate stand-alone entity during the periods presented. Actual costs that would have been incurred if Dynatrace had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.

Initial Public Offering
On August 1, 2019, the Company completed its initial public offering, in which it sold and issued 38.9 million shares of common stock, inclusive of the underwriters’ option to purchase additional shares that was exercised in full, at an issue price of $16.00 per share. The Company received a total of $622.0 million in gross proceeds from the offering, or approximately $585.3 million in net proceeds after deducting approximately $36.7 million for underwriting discounts, commissions and offering-related expenses.
The IPO also included the sale of 2.1 million shares of common stock, by selling stockholders, inclusive of the underwriters’ option to purchase additional shares that was exercised in full. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
Prior to the closing of the IPO, the 241,547,218 outstanding units of Dynatrace Holdings, LLC were converted on a one-for-one basis into shares of common stock in accordance with the terms of the certificate of incorporation.
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of September 30, 2019 and the interim condensed consolidated statements of operations, statements of shareholders’ equity / member’s deficit for the three and six months ended September 30, 2019 and 2018, statements of cash flows for the six months ended September 30, 2019 and 2018, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2019, its results of operations for the three and six months ended September 30, 2019 and 2018, and its cash flows for the six months ended September 30, 2019 and 2018 in accordance with U.S. GAAP. The results for the three and six months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
The accompanying interim unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting principles included in the Company’s prospectus dated July 31, 2019 (“Prospectus”) and as filed with the SEC on August 1, 2019 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes as of March 31, 2019 and 2018 included in the Prospectus.
There have been no changes to the Company’s significant accounting policies described in the Company’s Prospectus that have had a material impact on its condensed consolidated financial statements and related notes, except for the share-based compensation accounting policy noted below.
Accounts receivable and allowance for doubtful accounts
The Company continuously assesses the collectability of outstanding customer invoices and in doing so, assesses the need to maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the Company considers factors such as: historical collection experience, a customer’s current creditworthiness, customer concentrations, age of outstanding balances, both individually and in the aggregate, and existing economic conditions. Actual customer collections could differ from the Company’s estimates. Allowance for doubtful accounts totaled $2.3 million and $3.4 million, and is classified as “Accounts receivable, net of allowance for doubtful accounts” in the condensed consolidated balance sheets as of September 30, 2019 and March 31, 2019, respectively.
Share-based compensation
Prior to the IPO, the fair value of the equity units associated with Dynatrace Holdings, LLC underlying the Management Incentive Units and Appreciation Units was determined by the board of managers as there was no public market for the equity units. The board of managers determined the fair value of the Company’s equity units by considering a number of objective and subjective factors including: the valuation of comparable companies, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors. After the IPO, the Company uses the publicly quoted price as reported on the New York Stock Exchange as the fair value of its common stock.
The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, restricted stock, restricted stock units (“RSUs”) under the 2019 Equity Incentive Plan (the “2019 Plan”) based on the estimated grant-date fair value of the award. The Company calculates the fair value of options and shares using the Black-Scholes option-pricing model and the related expense is recognized using the straight-line attribution approach. The vesting period is the period the employee is required to provide service in exchange for the award.

Share-based compensation expense is recorded net of actual forfeitures in the Company’s unaudited condensed consolidated statements of operations.
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
Recently issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments supersede current lease requirements in Topic 840 which require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This new guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those periods, except for emerging growth companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to elect this new transition guidance upon adoption of the standard on April 1, 2020. The Company will use the package of practical expedients which allows Dynatrace to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. Adoption of the standard is expected to result in the recognition of the right-of-use assets and lease liabilities for operating leases. The Company is currently evaluating the effects the standard will have on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the effects the standard will have on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual periods, and interim periods within those years, beginning after December 15, 2020, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the effects the standard will have on its condensed consolidated financial statements.

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
Certain of the Company’s software license agreements provide customers with a right to use software perpetually or for a defined term. As required under applicable accounting principles, the goods and services that the Company promises to transfer to a customer are accounted for separately if they are distinct from one another. Promised items that are not distinct are bundled with other promised items until the bundle is distinct from other promised items in the contract. The transaction price is allocated to the separate performance obligations based on the relative estimated standalone selling prices of those performance obligations.
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
Disaggregation of revenue
The following table is a summary of the Company’s total revenues by geographic region (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$77,245	59%	$59,340	57%	$148,442	59%	$115,208	57%
Europe, Middle East and Africa	34,317	27%	29,115	29%	67,818	27%	57,379	29%
Asia Pacific	13,747	11%	10,769	11%	28,182	11%	22,085	11%
Latin America	4,069	3%	2,663	3%	7,486	3%	5,436	3%
Total revenue	$129,378		$101,887		$251,928		$200,108

For the three and six months ended September 30, 2019 and 2018, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $73.0 million and 56%, and $56.0 million and 55% of total revenue during the three months ended September 30, 2019 and 2018, respectively, and $140.4 million and 56%, and $108.7 million and 54% of total revenue for the six months ended September 30, 2019 and 2018, respectively.
Deferred revenue
Revenues recognized from amounts included in deferred revenue as of March 31, 2019 were $115.9 million and $217.0 million during the three and six months ended September 30, 2019, respectively. Revenues recognized from amounts included in deferred revenue as of March 31, 2018 were $78.4 million and $152.7 million during the three and six months ended September 30, 2018, respectively.
Remaining performance obligations
As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $653.3 million, which consists of both billed consideration in the amount of $369.5 million and unbilled consideration in the amount of $283.8 million that the Company expects to recognize as subscription revenue. The Company expects to recognize 58% of this amount as revenue over the next twelve months and the remainder thereafter.

4.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
Prepaid expenses	$19,152	$13,334
Income taxes refundable	3,900	4,078
Other	114	1,356
Prepaid expenses and other current assets	$23,166	$18,768

5.	Goodwill and Other Intangible Assets, net
Changes in the carrying amount of goodwill on a consolidated basis for the six months ended September 30, 2019 consist of the following (in thousands):

September 30, 2019
Balance, beginning of period	$1,270,120
Foreign currency impact	43
Balance, end of period	$1,270,163

Intangible assets, net excluding goodwill consist of (in thousands):

	Weighted Average Useful Life (in months)
		September 30, 2019	March 31, 2019
Capitalized software	109	$189,175	$188,608
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		595,733	595,166
Less: accumulated amortization		(365,853)	(336,043)
Total intangible assets, net		$229,880	$259,123

Amortization of other intangible assets totaled $14.7 million and $18.4 million for the three months ended September 30, 2019 and 2018, respectively, and $29.8 million and $36.7 million for the six months ended September 30, 2019 and 2018, respectively.
6.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to loss from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended September 30, 2019 was negative 147% compared to 10% for the three months ended September 30, 2018. The effective tax rate was higher than the U.S. statutory tax rate for the three months ended September 30, 2019 because of the $255.8 million incurred upon the reorganization transactions described in Note 2. The Company’s effective tax rate for the six months ended September 30, 2019 was negative 111% compared to 11% for the six months ended September 30, 2018. The effective tax rate for the six months ended September 30, 2019 was higher than the U.S. federal statutory tax rate primarily because of the reorganization and non-deductible share-based compensation.
Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at September 30, 2019, a valuation allowance continues to be recorded against certain deferred tax assets based upon the conclusion that it was more likely than not they would not be realized. The valuation allowance at September 30, 2019 relates primarily to foreign tax credits and net operating losses.
The reorganization triggered a short tax period in the U.S. which gave rise to the acceleration of deferred revenue for tax purposes and a corresponding reduction in the net deferred tax liability during the period of acceleration.

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
7.    Accrued Expenses
Accrued expenses, current consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
Accrued employee - related expenses	$26,690	$35,192
Accrued tax liabilities	6,110	6,274
Accrued restructuring	2,135	1,488
Accrued professional fees	3,978	3,440
Accrued installments for acquisition	—	4,832
Income taxes payable	27,267	3,811
Other	12,524	9,883
Total accrued expenses, current	$78,704	$64,920
Accrued expenses, non-current consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
Share-based compensation	$—	$92,047
Other	18,028	6,312
Total accrued expenses, non-current	$18,028	$98,359

8.	Long-term Debt
On August 23, 2018, the Company entered into the First Lien Credit Agreement (the “First Lien Term Loan”) in which the Company borrowed an aggregate principal amount of $950.0 million, which matures on August 23, 2025. Borrowings under the First Lien Term Loan currently bear interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 1.75% per annum, or (ii) LIBOR plus 2.75% per annum, if the net leverage ratio remains below 4.35 to 1.00 and are subject to an increase if the net leverage ratio is higher than 4.35 to 1.00. Interest payments are due quarterly, or more frequently, based on the terms of the credit agreement. As of September 30, 2019, the Company has satisfied all required principal payments under the First Lien Term Loan and the remainder is due at maturity.
The First Lien Term Loan requires prepayments in the case of certain events including: property or asset sale in excess of $5.0 million, proceeds in excess of $5.0 million from an insurance settlement, or proceeds from a new debt agreement. An additional prepayment may be required under the First Lien Term Loan related to excess cash flow for the respective measurement periods.
All of the indebtedness under the First Lien Term Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien Term Loan contains customary negative covenants. At September 30, 2019, the Company was in compliance with all applicable covenants.
On August 23, 2018, the Company entered into the Second Lien Credit Agreement (the “Second Lien Term Loan”) in which the Company borrowed an aggregate principal amount of $170.0 million. Borrowings under the Second Lien Term Loan bore interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 6.00% per annum, or (ii) LIBOR plus 7.00% per annum. The maturity date on the Second Lien Term Loan was August 23, 2026, with principal payment due in full on the maturity date. Interest payments were due quarterly, or more frequently, based on the terms of the credit agreement. During the second quarter of fiscal 2020, the Company repaid all outstanding borrowings, including accrued interest, under the Second Lien Term Loan and recognized a loss on debt extinguishment of $2.7 million within “Interest expense, net” in the condensed consolidated statement of operations for the three and six months ended September 30, 2019. The First Lien Term Loan and Second Lien Term Loan are collectively referred to as the “Term Loans”.

Debt issuance costs and original issuance discount of $15.5 million were incurred in connection with the Term Loans. These debt issuance costs and original issuance discount will be amortized into interest expense over the contractual term of the Term Loans. During the three and six months ended September 30, 2019, the Company recognized approximately $0.4 million and $0.9 million of amortization of debt issuance costs and original issuance discount which is included in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2018, the Company recognized $0.2 million of amortization of debt issuance costs and original issuance discount which is included in the accompanying condensed consolidated statements of operations.
At September 30, 2019, the Company had an aggregate principal amount outstanding of $581.1 million for the First Lien Term Loan consisting of $30.0 million bearing interest at 6.8% and $551.1 million bearing interest at 4.8%. At March 31, 2019, the Company had an aggregate principal amount outstanding of $947.6 million and $88.7 million for the First Lien Term Loan and Second Lien Term Loan, respectively, bearing interest at 5.7% and 9.5%, respectively. At September 30, 2019 and March 31, 2019, the Company had $10.7 million and $14.3 million, respectively, of unamortized debt issuance costs and original issuance discount which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.
Revolving Facility
The First Lien Credit Agreement further provided for a revolving credit facility (the “Revolving Facility”) in an aggregate amount of $60.0 million, which matures on August 23, 2023. Borrowings under the Revolving Facility currently bear interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 1.50% per annum, or (ii) LIBOR plus 2.50% per annum, if the net leverage ratio remains below 3.85 to 1.00 and are subject to an increase if the net leverage ratio is higher than 3.85 to 1.00. The Revolving Facility includes a $15.0 million letter of credit sub-facility.
The Company incurs fees with respect to the Revolving Facility, including (i) a commitment fee of 0.25% per annum of unused commitments under the Revolving Facility, subject to an adjustment based on the First Lien Term Loan net leverage ratio, (ii) facility fees equal to the applicable margin in effect for Eurodollar Rate Loans, as defined per the credit agreement, times the average daily stated amount of letters of credit, (iii) a fronting fee equal to either (a) 0.125% per annum on the stated amount of each letter of credit or (b) such other rate per annum as agreed to by the parties subject to the letters of credit, and (iv) customary administrative fees.
All of the indebtedness under the Revolving Facility is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors.
Debt issuance costs of $0.8 million were incurred in connection with the entry into the Revolving Facility. These debt issuance costs are amortized into interest expense over the contractual term of the loan. The Company recognized an immaterial amount of amortization of debt issuance costs for the three months ended September 30, 2019 and $0.1 million of amortization of debt issuance costs for the six months ended September 30, 2019 which is included in the accompanying condensed consolidated statements of operations. There was an immaterial amount of amortization of debt issuance costs and original issuance discount for the three and six months ended September 30, 2018 which is included in the accompanying condensed consolidated statements of operations. There were $0.6 million and $0.7 million of unamortized debt issuance costs included as a reduction of the debt balance on the accompanying condensed consolidated balance sheets as of September 30, 2019 and March 31, 2019, respectively.
The Revolving Facility contains customary negative covenants and does not include any financial maintenance covenants other than a springing minimum net leverage ratio not exceeding 7.50 to 1.00 on the last day of any fiscal quarter, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At September 30, 2019, the Company was in compliance with all applicable covenants pertaining to the Revolving Facility.
As of September 30, 2019 and March 31, 2019, there were no amounts outstanding under the Revolving Facility, and there were $11.8 million and $0.5 million letters of credit issued, respectively. The Company had $48.2 million and $59.5 million of availability under the Revolving Facility as of September 30, 2019 and March 31, 2019, respectively.

9.	Commitments and Contingencies
Tax liability
In connection with the initial public offering completed in the second quarter of fiscal 2020, the Company undertook a series of transactions to spin out two wholly owned businesses from the corporate structure. These transactions generated a taxable gain upon their occurrence which will be reported on tax returns for the year ended March 31, 2020. On July 31, 2019, Compuware Corporation distributed $265 million to the Company to partially or wholly fund the tax liability pursuant to an agreement with the Company which is recorded as a contribution within “Additional paid-in capital” on the condensed consolidated statements of shareholders’ equity / member’s deficit. The Company has estimated an expense of $255.8 million and made estimated tax payments to the relevant taxing authorities.

Commitment for operating leases
The Company’s commitments for various operating lease agreements related to office space for various periods that extend through as late as fiscal 2030. Total rent payments under these agreements were approximately $3.4 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively, and $6.7 million and $5.5 million for the six months ended September 30, 2019 and 2018, respectively. Certain of these lease agreements contain provisions for renewal options and escalation clauses.
Legal matters
From time to time, the Company may be a party to lawsuits and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, these matters, individually and in the aggregate, will not have a material adverse effect on the financial condition and results of the future operations of the Company.

10.	Shareholders’ Equity
The Company is authorized to issue 600,000,000 shares of common stock, par value of $0.001 per share.
Dynatrace Holdings LLC was reorganized on April 1, 2015 and had 100 common units as of March 31, 2019. In connection with the reorganization transactions described in Note 2, an additional 241,547,118 common units of Dynatrace Holdings LLC were issued and subsequently exchanged for 241,547,218 shares of common stock in Dynatrace, Inc. during the second quarter of fiscal 2020. This amount of additional common units includes 16,687,436 common units issued upon the exchange of vested Management Incentive Units (“MIUs”) and Appreciation Units (“AUs”). At September 30, 2019, there were 280,509,056 shares of common stock issued and outstanding.

11.	Share-based Compensation
Management Incentive Unit program
Under the Management Incentive Unit program, or the MIU Plan, Compuware Parent LLC’s board of managers had authorized the issuance of MIUs and AUs to certain executive officers and key employees. The MIUs and AUs consisted of two types of units which were classified as performance-vested units and time-vested units.
In connection with the reorganization transactions described in Note 2, outstanding awards granted under the MIU Plan were converted into shares of common stock, restricted stock, and restricted stock units which were granted under the 2019 Plan as defined below. Upon conversion, the MIUs and AUs were modified and ceased to be classified as liability awards. This modification impacted 306 participants and resulted in the recognition of incremental stock compensation expense of $145.3 million to record the liability awards at fair value immediately prior to the modification during the three and six months ended September 30, 2019. Upon modification, the liability balance of $278.2 million related to these MIUs and AUs was reclassified into additional paid-in capital.
2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the board of directors, adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which was subsequently approved by the Company’s shareholders. The 2019 Plan became effective on July 30, 2019 and serves as the successor to the Company’s MIU Plan.
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

Stock options
The following table summarizes activity for stock options during the period ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2019	—	$—
Granted	7,141	16.04
Exercised	—	—
Forfeited	(11)	16.87
Balance, September 30, 2019	7,130	$16.04	9.8	$18,902
Options vested and expected to vest at September 30, 2019	7,130	$16.04	9.8	$18,902
Options vested and exercisable at September 30, 2019	—	$—	0.0	$—

As of September 30, 2019, the total unrecognized compensation expense related to non-vested stock options granted is $43.4 million and is expected to be recognized over a weighted average period of 3.9 years. For the three and six months ended September 30, 2019, the Company recognized $1.8 million of share-based compensation expense related to stock options.
The fair value for the Company’s stock options granted during the period ended September 30, 2019 was estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

September 30, 2019
Expected dividend yield	—
Expected volatility	37.7%
Expected term (years)	6.1
Risk-free interest rate	1.9%

The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero. The computation of expected volatility is based on a calculation using the historical volatility of a group of publicly traded peer companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of the Company’s traded stock price. The computation of expected term was based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ remaining vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the award.
Restricted shares and units
During the first six months of fiscal 2020, the Company granted an aggregate of 6,449,483 restricted shares to certain key employees and non-employee directors. The total grants consisted of: (i) 3,379,170 time-based restricted shares that vest 25% after the grant date (or one year after the vesting start date, if different) and the remaining 75% vest ratably over a 36-month period; (ii) 696,873 performance-based restricted shares; (iii) 2,323,440 time-based restricted shares that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over 3 years, and (iv) 50,000 time-based restricted shares that vest on August 15, 2020 or upon Board approval at the annual shareholder meeting, if earlier.
The performance criteria for the performance-based shares include four performance targets which vest 25% after each fiscal year end, upon the Board’s confirmation that the performance target was met for such fiscal year. These shares have a requisite service period that varies based on the grant date, but the service period begins on the grant date and ends on achievement of the final fiscal year performance target. The performance criterion for vesting of performance shares has been based on an adjusted EBITDA metric compared to the target established and approved by the Company’s board of directors for each fiscal year. Shares that are vested based upon performance for any given year for which the target was not met shall not vest; provided, that if the target is not met for a given year, but the target for the subsequent year is met, the unvested performance-based shares for the previous year shall become vested when the target for the subsequent year was met.

The restricted shares are generally subject to forfeiture if employment terminates prior to the vesting date. The Company expenses the cost of the restricted shares, which is determined to be the fair market value of the shares of common stock underlying the restricted shares on the date of grant, ratably over the period during which the vesting restrictions lapse.
The following table provides a summary of the changes in the number of restricted shares for the period ended September 30, 2019:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2019	—	$—	—	$—
Granted	2,855	16.00	3,595	16.06
Vested	(186)	16.00	(89)	16.00
Forfeited	(17)	16.00	(5)	16.92
Balance, September 30, 2019	2,652	$16.00	3,501	$16.06

As of September 30, 2019, the total unrecognized compensation expense related to unvested restricted stock is $35.1 million and is expected to be recognized over a weighted average period of 2.0 years. As of September 30, 2019, the total unrecognized compensation expense related to unvested restricted stock units is $51.4 million and is expected to be recognized over a weighted average period of 3.2 years. For the three and six months ended September 30, 2019, the Company recognized $7.7 million of share-based compensation expense related to restricted shares and units.
Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan for the issuance of up to a total of 6,250,000 shares of common stock, subject to an increase. The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. As of September 30, 2019, the Company has not issued any shares of common stock under the ESPP.
Share-based compensation
The following table summarizes the components of total share-based compensation expense included the condensed consolidated financial statements for each period presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$12,720	$1,906	$16,029	$2,990
Research and development	27,379	4,163	34,506	6,581
Sales and marketing	56,781	7,998	71,885	12,461
General and administrative	57,866	8,963	73,751	14,196
Total share-based compensation expense	$154,746	$23,030	$196,171	$36,228

12.	Net Loss Per Share
On August 1, 2019, the Company completed its IPO in which the Company issued and sold 38.9 million shares of common stock at a price to the public of $16.00 per share. These shares are included in the common stock outstanding as of that date.
For the three and six months ended September 30, 2019 and 2018, basic and diluted net loss per share have been retrospectively adjusted to reflect the conversion of equity in connection with the reorganization transactions described in Note 2. Basic and diluted net loss per share was derived from a unit conversion factor of $16.00 per share as determined by the board of managers of Dynatrace Holdings LLC on July 30, 2019.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(417,334)	$(39,938)	$(466,489)	$(63,494)
Denominator:
Weighted average shares outstanding, basic and diluted	264,127	235,215	251,412	235,217
Net loss per share, basic and diluted	$(1.58)	$(0.17)	$(1.86)	$(0.27)

The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and six months ended September 30, 2019 and 2018 as inclusion would have resulted in anti-dilution. A summary of these anti-dilutive common share equivalents is provided in the table below (in thousands):

	September 30,
	2019	2018
Stock options	7,130	—
Unvested restricted stock and RSUs	6,153	—
Unvested equity awards	—	6,626

13.    Related Party Transactions
The Company had agreements with Thoma Bravo, LLC for financial and management advisory services. The Company incurred $0.4 million and $1.2 million related to these services during the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $2.4 million during the six months ended September 30, 2019 and 2018, respectively. The related expense is reflected in “General and administrative” expense in the condensed consolidated statements of operations. Upon completion of the Company’s initial public offering, these agreements were terminated.
During the three and six months ended September 30, 2019, the Company had receivables from employees of $0.5 million related to payroll tax withholdings paid by the Company which are recognized in “Prepaid expenses and other current assets” in the condensed consolidated balance sheets.
During the three and six months ended September 30, 2019, Compuware distributed $265.0 million to the Company to partially or wholly fund a tax liability incurred in connection with the reorganization transactions described in Note 2. As of September 30, 2019, the Company had a receivable from Compuware of $7.5 million primarily due to estimated taxes paid by the Company for taxable income realized by Compuware. These amounts are reimbursable under the Tax Sharing Agreement entered into between Compuware and the Company in connection with the reorganization.
During the three and six months ended September 30, 2018, the Company had transfers from related parties of $43.3 million and $41.9 million, respectively, which are included in “Additional paid-in capital” in the condensed consolidated balance sheets. During the six months ended September 30, 2018, the Company transferred cash to related parties of $1,177.0 million related to debt service and shared costs. Other related party settlements resulted in a decrease in payables to related parties of $37.9 million for the six months ended September 30, 2018.
14.    Related Party Debt
On April 1, 2015, the Company entered into $1.8 billion in subordinated demand promissory notes payable to Compuware, a related party. The promissory notes were established in connection with Compuware’s external debt financing. All payments of principal and interest were payable on the earliest to occur of (i) demand by the holder, (ii) June 1, 2023 and (iii) the date of acceleration of the promissory notes as a result of the occurrence of an event of default. As a result of the August 23, 2018 financing transaction, as described in Note 8, “Long-term Debt”, the amount was reduced by the net proceeds of the financing obtained by Dynatrace LLC, leaving $478.5 million in principal and accrued interest of $118.7 million, at a rate of 2.72% per annum, which is included in “Payable to related party” in the condensed consolidated balance sheets at March 31, 2019. Interest expense on the promissory notes was $1.0 million and $4.1 million for the three and six months ended September 30, 2019, respectively, and $10.1 million and $20.8 million for the three and six months ended September 30, 2018, respectively, and is included in the condensed consolidated statements of operations in “Interest expense, net.” In connection with the reorganization during the second quarter of fiscal 2020, the corresponding receivable at Compuware was contributed to the Company and the payable to related party was eliminated.

15.	Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.
Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	September 30, 2019	March 31, 2019
North America	$8,861	$10,036
Europe, Middle East and Africa	14,112	7,347
Asia Pacific	1,564	376
Latin America	127	166
Total property and equipment, net	$24,664	$17,925

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
We generate revenue primarily by selling subscriptions, which we define as (i) Software-as-a-service (“SaaS”) agreements, (ii) Dynatrace® term-based licenses, which are recognized ratably over the contract term, (iii) Dynatrace® perpetual licenses, which are recognized ratably over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers as a full-stack package and extended with our DEM offering. Customers also have the option to purchase infrastructure monitoring only where the full-stack is not required, with the ability to upgrade to the full-stack when necessary. Our Dynatrace® platform has been commercially available since 2016 and has become the primary offering we sell. Dynatrace® customers increased to 1,828 as of September 30, 2019 from 899 as of September 30, 2018.
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

Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	September 30,
	2019	2018
Number of Dynatrace® Customers	1,828	899
Dynatrace® ARR (in thousands)	$376,816	$159,949
Classic ARR (in thousands)	$94,090	$166,490
Total ARR (in thousands)	$470,906	$326,439
Dynatrace® Dollar-Based Net Expansion Rate	> 120%	120%
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
KEY COMPONENTS OF RESULTS OF OPERATIONS
Revenue
Revenue includes subscriptions, licenses and services.
Subscription. Our subscription revenue consists of (i) SaaS agreements, (ii) Dynatrace® term-based licenses which are recognized ratably over the contract term, (iii) Dynatrace® perpetual licenses that are recognized ratably over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements. We typically invoice SaaS subscription fees and term licenses annually in advance and recognize subscription revenue ratably over the term of the applicable agreement, provided that all revenue recognition criteria have been satisfied. Fees for our Dynatrace® perpetual licenses are generally billed up front. See the section titled “Critical Accounting Policies and Estimates—Revenue Recognition” for more information. Over time, we expect subscription revenue will increase as a percentage of total revenue as we continue to focus on increasing subscription revenue as a key strategic priority.

License. License revenue reflects the revenues recognized from sales of perpetual and term-based licenses of our Classic products that are sold primarily to existing customers. The license fee portion of perpetual license arrangements are recognized upfront assuming all revenue recognition criteria are satisfied. Term license fees are also recognized up front. Term licenses are generally billed annually in advance and perpetual licenses are billed up front.
Service. Service revenue consists of revenue from helping our customers deploy our software in highly complex operational environments and train their personnel. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training. We generally recognize the revenues associated with our services in the period the services are performed, provided that collection of the related receivable is reasonably assured.
Cost of Revenues
Cost of subscription. Cost of subscription revenue includes all direct costs to deliver and support our subscription products, including salaries, benefits, share-based compensation and related expenses such as employer taxes, allocated overhead for facilities, IT, third-party hosting fees related to our cloud services, and amortization of internally developed capitalized software technology. We recognize these expenses as they are incurred.
Cost of service. Cost of service revenue includes salaries, benefits, share-based compensation and related expenses such as employer taxes for our services organization, allocated overhead for depreciation of equipment, facilities and IT. We recognize these expenses as they are incurred.
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
General and administrative. General and administrative expenses primarily consists of the personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel; and other corporate expenses, including those associated with preparation for the initial public offering. We anticipate continuing to incur additional expenses due to growing our operations and being a public company, including higher legal, corporate insurance and accounting expenses.
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships, acquired technology, capitalized software and tradenames.
Restructuring and Other. Restructuring and other expenses primarily consists of various restructuring activities we have undertaken to achieve strategic and financial objectives. Restructuring activities include, but are not limited to, product offering cancellation and termination of related employees, office relocation, administrative cost of structure realignment and consolidation of resources.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries. Interest expense, net of interest income, consists primarily of interest on our term loan facility, amortization of debt issuance costs, loss on debt extinguishment and prepayment penalties.
Income Tax (Expense) Benefit
Income tax (expense) benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
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
Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$115,805	90%	$82,389	81%
License	2,745	2%	9,662	9%
Service	10,828	8%	9,836	10%
Total revenue	129,378	100%	101,887	100%
Cost of revenue:
Cost of subscription	23,456	18%	14,256	14%
Cost of service	11,847	9%	7,522	7%
Amortization of acquired technology	4,243	3%	4,558	4%
Total cost of revenue (1)	39,546	30%	26,336	25%
Gross profit	89,832	69%	75,551	74%

Operating expenses:
Research and development (1)	46,596	36%	19,690	19%
Sales and marketing (1)	99,966	77%	44,883	44%
General and administrative (1)	86,953	67%	25,211	25%
Amortization of other intangibles	10,061	8%	11,964	12%
Restructuring and other	779		73
Total operating expenses	244,355		101,821
Loss from operations	(154,523)		(26,270)
Other expense, net	(14,388)		(17,934)
Loss before income taxes	(168,911)		(44,204)
Income tax (expense) benefit	(248,423)		4,266
Net loss	$(417,334)		$(39,938)

(1)  Includes share-based compensation expense as follows:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Cost of revenue	$12,720	$1,906
Research and development	27,379	4,163
Sales and marketing	56,781	7,998
General and administrative	57,866	8,963
Total share-based compensation	$154,746	$23,030

Revenue

	Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$115,805	$82,389	$33,416	41%
License	2,745	9,662	(6,917)	(72)%
Services	10,828	9,836	992	10%
Total revenue	$129,378	$101,887	$27,491	27%
Subscription
Subscription revenue increased by $33.4 million, or 41%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 90% of total revenue for the three months ended September 30, 2019 compared to 81% of total revenue for the three months ended September 30, 2018.
License
License revenue decreased by $6.9 million, or 72%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $1.0 million, or 10%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. We recognize the revenues associated with professional services on a time and material basis or as we deliver the services, provide the training or when the service term has expired.
Cost of Revenue

	Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Cost of subscriptions	$23,456	$14,256	$9,200	65%
Cost of services	11,847	7,522	4,325	57%
Amortization of acquired technology	4,243	4,558	(315)	(7)%
Total cost of revenue	$39,546	$26,336	$13,210	50%
Cost of subscriptions
Cost of subscriptions increased $9.2 million, or 65%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase is primarily due to higher share-based compensation of $7.7 million as well as higher personnel costs to support the growth of our subscription cloud-based offering.
Cost of services
Cost of services increased by $4.3 million, or 57%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was the result of higher share-based compensation of $3.1 million and increased personnel costs to support the increase in use of our consulting and training services to support our new customers.
Amortization of acquired technologies
For the three months ended September 30, 2019 and 2018, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$92,349	$68,133	$24,216	36%
License	2,745	9,662	(6,917)	(72)%
Services	(1,019)	2,314	(3,333)	(144)%
Amortization of acquired technology	(4,243)	(4,558)	315	(7)%
Total gross profit	$89,832	$75,551	$14,281	19%
Gross margin:
Subscriptions	80%	83%
License	100%	100%
Services	(9)%	24%
Amortization of acquired technology	(100)%	(100)%
Total gross margin	69%	74%
Subscriptions
Subscriptions gross profit increased by $24.2 million, or 36%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Subscription gross margin decreased from 83% to 80%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to higher share-based compensation of $7.7 million as well as higher personnel costs to support the growth of our subscription cloud-based offering.
License
License gross profit decreased by $6.9 million, or 72%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit decreased by $3.3 million, or 144%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Services gross margin decreased from 24% to (9)% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to higher share-based compensation of $3.1 million and increased personnel costs to support the increase in use of our consulting and training services to support our new customers.
Operating Expenses

	Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$46,596	$19,690	$26,906	137%
Sales and marketing	99,966	44,883	55,083	123%
General and administrative	86,953	25,211	61,742	245%
Amortization of other intangibles	10,061	11,964	(1,903)	(16)%
Restructuring and other	779	73	706	967%
Total operating expenses	$244,355	$101,821	$142,534	140%

Research and development
Research and development expenses increased $26.9 million, or 137%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase is primarily attributable to higher share-based compensation of $23.2 million, a 17% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $2.3 million, and increased software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering of $0.8 million.
Sales and marketing
Sales and marketing expenses increased $55.1 million, or 123%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to higher share-based compensation of $48.8 million. Further contributing to the increase was a 19% increase in headcount, resulting in an increase of $4.1 million in personnel costs.
General and administrative
General and administrative expenses increased $61.7 million, or 245%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to an increase in share-based compensation of $48.9 million and transaction costs of $10.8 million related to the initial public offering completed this quarter. Sponsor related costs were $0.4 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.9 million, or 16%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Restructuring and other
Restructuring expenses increased by $0.7 million, or 967%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due to higher costs incurred for various restructuring activities to achieve our strategic and financial objectives including costs related to a restructuring program designed to align employee resources with our product offering and future plans.
Other Expense, Net
Other expense, net decreased by $3.5 million, or 20%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease in other expense was primarily a result of lower interest expense on our related party promissory notes, as described further in Note 14 within the condensed consolidated financial statements included herein. Partially offsetting the decrease was a loss on extinguishment of debt upon repayment of our Second Lien Term Loan during the second quarter of fiscal 2020 and higher interest expense on our First Lien Term Loan as this instrument was outstanding for the entire second quarter of 2020 compared to only one month in the second quarter of 2019.
Income Tax (Expense) Benefit
Income tax (expense) benefit decreased by $252.7 million to income tax expense of $248.4 million for the three months ended September 30, 2019, compared to an income tax benefit of $4.3 million for the three months ended September 30, 2018. This decrease was primarily due to an increase in income tax expense of $255.8 million as a result of our reorganization transactions during the second quarter of fiscal 2020. The effective tax rate, excluding this expense, for the three months ended September 30, 2019 was 4% compared to 10% in the same period for 2018. The decrease in our effective tax rate is primarily due to a higher proportion of the loss for the three months ended September 30, 2019 being attributable to non-deductible share-based compensation.

Comparison of the Six Months Ended September 30, 2019 and 2018

	Six Months Ended September 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$223,933	89%	$160,313	80%
License	6,529	3%	20,741	10%
Service	21,466	8%	19,054	10%
Total revenue	251,928	100%	200,108	100%
Cost of revenue:
Cost of subscription	39,633	16%	27,388	14%
Cost of service	20,656	8%	14,417	7%
Amortization of acquired technology	8,800	3%	9,222	5%
Total cost of revenue (1)	69,089	27%	51,027	25%
Gross profit	182,839	73%	149,081	75%

Operating expenses:
Research and development (1)	72,255	29%	37,586	19%
Sales and marketing (1)	158,181	63%	87,392	44%
General and administrative (1)	118,835	47%	45,092	23%
Amortization of other intangibles	20,203	8%	24,013	12%
Restructuring and other	894		483
Total operating expenses	370,368		194,566
Loss from operations	(187,529)		(45,485)
Other expense, net	(33,480)		(25,758)
Loss before income taxes	(221,009)		(71,243)
Income tax (expense) benefit	(245,480)		7,749
Net loss	$(466,489)		$(63,494)

(1)  Includes share-based compensation expense as follows:

	Six Months Ended September 30,
	2019	2018
	(in thousands)
Cost of revenue	$16,029	$2,990
Research and development	34,506	6,581
Sales and marketing	71,885	12,461
General and administrative	73,751	14,196
Total share-based compensation	$196,171	$36,228

Revenue

	Six Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$223,933	$160,313	$63,620	40%
License	6,529	20,741	(14,212)	(69)%
Services	21,466	19,054	2,412	13%
Total revenue	$251,928	$200,108	$51,820	26%
Subscription
Subscription revenue increased by $63.6 million, or 40%, for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 89% of total revenue for the six months ended September 30, 2019 compared to 80% of total revenue for the six months ended September 30, 2018.
License
License revenue decreased by $14.2 million, or 69%, for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018, primarily due to decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $2.4 million, or 13%, for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. We recognize the revenues associated with professional services on a time and material basis or as we deliver the services, provide the training or when the service term has expired.
Cost of Revenue

	Six Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Cost of subscriptions	$39,633	$27,388	$12,245	45%
Cost of services	20,656	14,417	6,239	43%
Amortization of acquired technology	8,800	9,222	(422)	(5)%
Total cost of revenue	$69,089	$51,027	$18,062	35%
Cost of subscriptions
Cost of subscriptions increased $12.2 million, or 45%, for the six months ended September 30, 2019 compared to the six months ended September 30, 2018. The increase is primarily due to higher share-based compensation of $9.3 million as well as higher personnel costs to support the growth of our subscription cloud-based offering.
Cost of services
Cost of services increased by $6.2 million, or 43%, for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. The increase was the result of higher share-based compensation of $3.7 million and increased personnel costs to support the increase in use of our consulting and training services to support our new customers.
Amortization of acquired technologies
For the six months ended September 30, 2019 and 2018, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Six Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$184,300	$132,925	$51,375	39%
License	6,529	20,741	(14,212)	(69)%
Services	810	4,637	(3,827)	(83)%
Amortization of acquired technology	(8,800)	(9,222)	422	(5)%
Total gross profit	$182,839	$149,081	$33,758	23%
Gross margin:
Subscriptions	82%	83%
License	100%	100%
Services	4%	24%
Amortization of acquired technology	(100)%	(100)%
Total gross margin	73%	75%
Subscriptions
Subscriptions gross profit increased by $51.4 million, or 39%, during the six months ended September 30, 2019 compared to the six months ended September 30, 2018. Subscription gross margin decreased from 83% to 82%, during the six months ended September 30, 2019 compared to the six months ended September 30, 2018.
License
License gross profit decreased by $14.2 million, or 69%, during the six months ended September 30, 2019 compared to the six months ended September 30, 2018. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit decreased by $3.8 million, or 83%, during the six months ended September 30, 2019 compared to the six months ended September 30, 2018. Services gross margin decreased from 24% to 4% during the six months ended September 30, 2019 compared to the six months ended September 30, 2018.
Operating Expenses

	Six Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$72,255	$37,586	$34,669	92%
Sales and marketing	158,181	87,392	70,789	81%
General and administrative	118,835	45,092	73,743	164%
Amortization of other intangibles	20,203	24,013	(3,810)	(16)%
Restructuring and other	894	483	411	85%
Total operating expenses	$370,368	$194,566	$175,802	90%
Research and development
Research and development expenses increased $34.7 million, or 92%, for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. The increase is primarily attributable to higher share-based compensation of $27.9 million, a 17% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of

$3.6 million, and increased software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering of $1.5 million.
Sales and marketing
Sales and marketing expenses increased $70.8 million, or 81%, for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018, primarily due to higher share-based compensation of $59.4 million. Further contributing to the increase was a 19% increase in headcount, resulting in an increase of $8.7 million in personnel costs.
General and administrative
General and administrative expenses increased $73.7 million, or 164%, for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018, primarily due to an increase in share-based compensation of $59.6 million and transaction costs of $13.5 million related to the initial public offering completed this quarter which were partially offset by lower professional fees. Sponsor related costs were $1.6 million and $2.4 million for the six months ended September 30, 2019 and 2018, respectively.
Amortization of other intangibles
Amortization of other intangibles decreased by $3.8 million, or 16%, for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Restructuring and other
Restructuring expenses increased by $0.4 million, or 85%, for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018, due to higher costs incurred for various restructuring activities to achieve our strategic and financial objectives including costs related to a restructuring program designed to align employee resources with our product offering and future plans.
Other Expense, Net
Other expense, net increased by $7.7 million, or 30%, for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. The increase in other expense was primarily a result of interest expense on our Term Loans that were entered into late in the second quarter of fiscal 2019.
Income Tax (Expense) Benefit
Income tax benefit decreased by $253.2 million to an income tax expense of $245.5 million for the six months ended September 30, 2019, compared to an income tax benefit of $7.7 million for the six months ended September 30, 2018. This decrease was primarily due to an increase in income tax expense of $255.8 million as a result of our reorganization transactions during the second quarter of fiscal 2020. The effective tax rate, excluding this expense, for the six months ended September 30, 2019 was 5% compared to 11% in the same period for 2018. The decrease in our effective tax rate is primarily due to a higher proportion of the loss for the six months ended September 30, 2019 being attributable to non-deductible share-based compensation.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2019, we had $211.7 million of cash and cash equivalents and $48.2 million available under our revolving credit facility. We have financed our operations primarily through cash generated from operations. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
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
Prior to the initial public offering, we financed operations primarily through license fees, subscription fees, consulting and training fees. Our principal uses of cash are funding operations, capital expenditures, debt payments and interest expense. Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.

Our Credit Facilities
In anticipation of separation from Compuware Corporation, on August 23, 2018, we entered into a Senior Secured First Lien Credit Agreement and a Senior Secured Second Lien Credit Agreement, or our Term Loans, consisting of a $950.0 million first lien term loan and a $170.0 million second lien term loan, each agreement made by and among the Company, Dynatrace Intermediate LLC, a wholly-owned subsidiary, as Guarantor, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and certain lending parties. The First Lien Credit Agreement further provided a $60.0 million revolving credit facility which includes a letter of credit sub-facility with an aggregate limit equal to the lesser of $15.0 million and the aggregate unused amount of the revolving credit facility then in effect. The first lien term loan matures on August 23, 2025 and the revolving credit facility matures on August 23, 2023. During the second quarter of fiscal 2020, we repaid all outstanding borrowings, including accrued interest, under the second lien term loan.
As of September 30, 2019, the balance outstanding under our first lien term loan was $581.1 million and is included in long-term debt on our condensed consolidated balance sheet. We had $48.2 million available under the revolving credit facility and $11.8 million of letters of credit outstanding.
All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets.
Summary of Cash Flows

	Six Months Ended September 30,
	2019	2018
	(in thousands)
Cash (used in) provided by operating activities (1)	$(218,228)	$76,160
Cash used in investing activities	(10,322)	(4,043)
Cash provided by (used in) financing activities	390,269	(77,609)
Effect of exchange rate changes on cash and cash equivalents	(1,337)	(2,356)
Net increase (decrease) in cash and cash equivalents	$160,382	$(7,848)

(1) Net cash (used in) provided by operating activities includes cash payments for interest and tax as follows:

	Six Months Ended September 30,
	2019	2018
	(in thousands)
Cash paid for interest	$27,391	$5,890
Cash paid for tax	$264,072	$2,077
Operating Activities
For the six months ended September 30, 2019, cash used in operating activities was $218.2 million as a result of a net loss of $466.5 million, adjusted by non-cash charges of $185.1 million and a change of $63.2 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $33.8 million and share-based compensation of $196.2 million, net of deferred income taxes of $48.6 million. The change in our net operating assets and liabilities was primarily the result of an increase in accounts payable and accrued expenses of $27.2 million. Further contributing to the change in our net operating assets and liabilities was a decrease in accounts receivable of $29.6 million due to the timing of receipts of payments from customers and an increase in deferred revenue of $9.5 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services.
For the six months ended September 30, 2018, cash provided by operating activities was $76.2 million as a result of a net loss of $63.5 million, adjusted by non-cash charges of $67.4 million and a change of $72.3 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $40.3 million and share-based compensation of $36.2 million, net of deferred income taxes of $9.4 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $51.4 million due to the timing of receipts of payments from customers and an increase in deferred revenue of $18.2 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, and an increase in accounts payable and accrued expenses of $10.0 million, which were partially offset by an increase in prepayments and other assets of $5.1 million.
Investing Activities
Cash used in investing activities during the six months ended September 30, 2019 was $10.3 million, as a result of the purchases of property and equipment of $9.8 million and capitalized software additions of $0.6 million.
Cash used in investing activities during the six months ended September 30, 2018 was $4.0 million, as a result of the purchase of property and equipment of $3.3 million and capitalized software additions of $0.8 million.
Financing Activities
Cash provided by financing activities during the six months ended September 30, 2019 was $390.3 million, primarily as a result of net proceeds from our initial public offering of $590.3 million and a contribution received for our tax obligation generated by our reorganization transactions of $265.0 million, which were partially offset by repayments of our Term Loans of $455.2 million, settlement of deferred offering costs of $5.0 million, and installments related to an acquisition of $4.7 million.
Cash used in financing activities during the six months ended September 30, 2018 was $77.6 million, as a result of payments to related parties of $1,177.0 million, debt issuance costs of $16.3 million, installments related to an acquisition of $3.7 million, and equity repurchases of $0.6 million, which were partially offset by $1,120.0 million in proceeds from our Term Loans.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Under various agreements, we are obligated to make future cash payments. These include payments under our long-term debt agreements, rent payments required under operating lease agreements, interest obligations on our Term Loans, and other contractual commitments.
The following table summarizes our payments under contractual obligations as of September 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$69,807	$14,910	$20,414	$16,857	$17,626
First Lien Term Loan - principal (1)	581,125	—	—	—	581,125
First Lien Term Loan - interest (2)	170,019	28,889	57,620	57,699	25,811
Revolving credit facility (3)	—	—	—	—	—
Total	$820,951	$43,799	$78,034	$74,556	$624,562

(1) The amounts included in the table above represent principal maturities only.
(2) Amounts represent estimated future interest payments on borrowings under our First Lien Term Loan, which were estimated using the interest rate effective at September 30, 2019 multiplied by the principal outstanding on September 30, 2019. The First Lien Term Loan consists of $30.0 million bearing interest at 6.8% and $551.1 million bearing interest at 4.8%.
(3) As of September 30, 2019, we had no outstanding borrowings under our revolving credit facility, $11.8 million of letters of credit outstanding, and $48.2 million was available for borrowing under our revolving credit facility.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the accounting policies associated with revenue recognition, share-based compensation, income taxes, goodwill and impairment of long-lived assets are the most significant areas involving management’s judgments and estimates. Therefore, they are considered to be our critical accounting policies and estimates. There have been no material changes to these estimates or the policies related to them during the three and six months ended September 30, 2019. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus dated July 31, 2019 and as filed with the SEC on August 1, 2019.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. As of September 30, 2019 and March 31, 2019, our cash and cash equivalents included $38.1 million and $39.6 million, respectively, held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net in our condensed consolidated statements of operations.
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
Interest Rate Risk
We had cash and cash equivalents of $211.7 million and $51.3 million as of September 30, 2019 and March 31, 2019, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
At September 30, 2019, we also had in place a $60.0 million revolving credit facility, with availability of $48.2 million, and $581.1 million in term loans. The revolving credit facility and $551.1 million of the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 4.8% at September 30, 2019. The remaining $30.0 million of the term loan bears interest based on the Alternative Base Rate, as defined in the agreement, plus an applicable margin, equivalent to 6.8% at September 30, 2019. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

We have an agreement to maintain cash balances at a financial institution of no less than $12.5 million as collateral for several letters of credit in favor of our landlords.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
At September 30, 2019, we had approximately $581.1 million of aggregate indebtedness consisting of our first lien term loan facility, as well as $11.8 million outstanding under a $15.0 million letter of credit sub-facility and $11.3 million in unamortized debt issuance fees. We also have a $60.0 million revolving credit facility under which we had no outstanding borrowings as of September 30, 2019. Under our first lien term loan facility, we have made all required repayments of principal, but are required to pay accrued interest on the last day of each interest accrual period. Interest accrual periods under the loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $27.4 million during the six months ended September 30, 2019.
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
The spin-off of Compuware and SIGOS are taxable transactions for us, and we will be subject to tax liabilities in connection with such transactions.
Neither the spin-off of Compuware nor the spin-off of SIGOS qualifies as a tax-free spin-off under Section 355 of the Internal Revenue Code, or the Code. Corporate-level U.S. federal, state and local taxes (the “Estimated Compuware Spin Tax Liability”), will be payable by us in connection with the spin-off of Compuware and in connection therewith, Compuware distributed to us $265.0 million, as described below. These taxes will generally be based upon the gain computed as the difference between the fair market value of the Compuware assets distributed and the adjusted tax basis in such assets. We will not have sufficient losses available to fully offset the gain we expect to realize as a result of the spin-off of Compuware. We do not expect to incur any material tax liabilities in connection with the spin-off of SIGOS because we estimate that the fair market value of the SIGOS assets is materially similar to the adjusted tax basis in such assets.
Pursuant to a Master Structuring Agreement, Compuware has distributed to us an amount equal to $265.0 million concurrently with the spin-off of Compuware and prior to the closing of this offering in connection with the estimated tax liability. However, the actual amount of our tax liability relating to the spin-off of Compuware will not be determined until we complete our applicable tax returns with respect to the taxable period that includes the spin-off of Compuware as certain factors within these returns will determine the effective rate at which the gain will be taxed. We will be solely responsible for any amount of taxes owed in excess of the Estimated Compuware Spin Tax Liability, which amount could be material, and Compuware will not pay or reimburse us for such amount. We have calculated an

Estimated Compuware Spin Tax Liability of $255.8 million and paid such amounts to the relevant tax authorities. Although the Estimated Compuware Spin Tax Liability has been calculated based on a third-party valuation of Compuware and we believe is a reasonable estimate of the taxes owed by us with respect to the spin-off of Compuware, we cannot offer any assurances that the final tax liability will not be different. Any tax liabilities in excess of the Estimated Compuware Spin Tax Liability may adversely affect our results of operations.
In addition, if the Internal Revenue Service or other taxing authorities were to successfully challenge in an audit or other tax dispute the amount of taxes owed in connection with the spin-off of Compuware or the spin-off of SIGOS, we could be liable for additional taxes, including interest and penalties. We would be responsible for any such additional amounts, which would not be reimbursed to us by Compuware. While we currently expect to obtain an insurance policy that provides coverage if the Internal Revenue Service or other taxing authorities assert that additional taxes are owed in connection with the spin-off of Compuware, such policy will be subject to certain limitations and exclusions, and we cannot offer any assurances that such policy (if obtained) will be available or that it will fully cover any additional taxes owed by us. We will not obtain a tax insurance policy relating to the spin-off of SIGOS. Any tax liabilities determined to be owed by us relating to the spin-off of Compuware or the spin-off of SIGOS following an audit or other tax dispute may adversely affect our results of operations.
Federal and state fraudulent transfer laws may permit a court to avoid Compuware’s distribution to us to partially satisfy the estimated tax liability incurred by us from the spin-off of Compuware
On July 31, 2019, Compuware distributed $265.0 million to us to partially or wholly satisfy the estimated tax liability incurred by us in connection with the spin-off of Compuware. Such distribution might be subject to challenge under federal and state fraudulent conveyance laws even if the distribution was completed. Under applicable laws, the distribution could be avoided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return for, and was insolvent or rendered insolvent by reason of, the transfer. Alternatively, the distribution could be avoided as a preference if Compuware were to commence a bankruptcy case within 90 days following the distribution (or one year before commencement of a bankruptcy case if we are deemed to be an “insider” with respect to Compuware under the U.S. Bankruptcy Code).
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
A significant portion of our annualized recurring revenue, or ARR, has been generated from our Classic products. As of September 30, 2019 and September 30, 2018, ARR from our Classic products comprised 20% and 51% of our Total ARR, respectively. We have stopped offering the Classic products to new customers and any increase in ARR for our Dynatrace® platform may not offset a reduction in ARR from our Classic products. Furthermore, our competitors could introduce new products that are more competitive than our Classic products which could result in a loss of customers who do not convert to Dynatrace®. An inability to retain customers on the Classic products or convert them to Dynatrace® may harm our business, operating results and financial condition in the future.
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
Revenue from customers located outside of the United States represented 44% and 46% of our total revenue for the six months ended September 30, 2019 and 2018, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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
As of September 30, 2019, we had 65 issued patents, 59 of which are in the United States, and 26 pending applications, of which 20 are in the United States. Our issued patents expire at various dates through July 2037. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities
None.
Use of proceeds
On July 31, 2019, our Registration Statement on Form S-1 (File No. 333-232558) was declared effective by the SEC for our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated July 31, 2019 and filed with the SEC on August 1, 2019 pursuant to Rule 424(b) of the Securities Act.
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

DYNATRACE, INC.

Date:	November 1, 2019	By:	/s/ John Van Siclen
John Van Siclen
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2019	By:	/s/ Kevin C. Burns
Kevin C. Burns
Chief Financial Officer & Treasurer
(Principal Financial Officer)