Form 10-Q
period 2019-12-31
Dynatrace, Inc.
filed 2020-01-31
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

The registrant had 280,802,381 shares of common stock outstanding as of January 29, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2019	March 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,555	$51,314
Accounts receivable, net of allowance for doubtful accounts	166,481	115,431
Deferred commissions, current	36,343	27,705
Prepaid expenses and other current assets	20,065	18,768
Total current assets	411,444	213,218
Property and equipment, net	28,030	17,925
Goodwill	1,270,650	1,270,120
Other intangible assets, net	215,784	259,123
Deferred tax assets, net	10,714	10,678
Deferred commissions, non-current	36,727	31,545
Other assets	8,981	7,649
Receivable from related party	5,977	1,108
Total assets	$1,988,307	$1,811,366

Liabilities and shareholders' equity / member's deficit
Current liabilities:
Accounts payable	$10,832	$6,559
Accrued expenses, current	86,194	64,920
Current portion of long-term debt	—	9,500
Deferred revenue, current	352,207	272,772
Payable to related party	—	597,150
Total current liabilities	449,233	950,901
Deferred revenue, non-current	79,111	92,973
Accrued expenses, non-current	18,048	98,359
Deferred tax liabilities	2,489	47,598
Long-term debt, net of current portion	540,236	1,011,793
Total liabilities	1,089,117	2,201,624
Commitments and contingencies (Note 9)
Shareholders' equity / member's deficit:
Common shares, $0.001 par value, 600,000,000 shares authorized, 280,784,786 shares issued and outstanding at December 31, 2019	281	—
Common units, no par value, 100 units authorized, issued and outstanding at March 31, 2019	—	—
Additional paid-in capital	1,560,559	(184,546)
Accumulated deficit	(640,728)	(176,002)
Accumulated other comprehensive loss	(20,922)	(29,710)
Total shareholders' equity / member's deficit	899,190	(390,258)
Total liabilities and shareholders' equity / member's deficit	$1,988,307	$1,811,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenue:
Subscription	$128,518	$91,661	$352,451	$251,974
License	3,895	12,064	10,424	32,805
Service	10,885	10,965	32,351	30,019
Total revenue	143,298	114,690	395,226	314,798
Cost of revenue:
Cost of subscription	16,297	13,534	55,930	40,922
Cost of service	8,584	7,731	29,240	22,148
Amortization of acquired technology	3,824	4,558	12,624	13,780
Total cost of revenue	28,705	25,823	97,794	76,850
Gross profit	114,593	88,867	297,432	237,948

Operating expenses:
Research and development	22,517	17,643	94,772	55,229
Sales and marketing	52,400	43,275	210,581	130,667
General and administrative	21,883	19,672	140,718	64,764
Amortization of other intangibles	10,039	11,879	30,242	35,892
Restructuring and other	199	(24)	1,093	459
Total operating expenses	107,038	92,445	477,406	287,011
Income (loss) from operations	7,555	(3,578)	(179,974)	(49,063)
Interest expense, net	(5,995)	(21,060)	(39,715)	(49,242)
Other income (expense), net	67	(146)	307	2,278
Income (loss) before income taxes	1,627	(24,784)	(219,382)	(96,027)
Income tax benefit (expense)	136	2,682	(245,344)	10,431
Net income (loss)	$1,763	$(22,102)	$(464,726)	$(85,596)
Net income (loss) per share:
Basic	$0.01	$(0.09)	$(1.78)	$(0.36)
Diluted	$0.01	$(0.09)	$(1.78)	$(0.36)
Weighted average shares outstanding:
Basic	277,926	236,024	260,383	235,648
Diluted	280,156	236,024	260,383	235,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited - In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income (loss)	$1,763	$(22,102)	$(464,726)	$(85,596)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(2,363)	521	2,165	(298)
Change of ownership interest in subsidiary	—	—	6,623	—
Total other comprehensive (loss) income	(2,363)	521	8,788	(298)
Comprehensive loss	$(600)	$(21,581)	$(455,938)	$(85,894)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(Unaudited - In thousands)

	Three Months Ended December 31, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity / Member's Deficit
	Shares	Amount
Balance, September 30, 2019	280,509	$281	$1,547,051	$(642,491)	$(18,559)	$886,282
Foreign currency translation, net of tax					(2,363)	(2,363)
Restricted stock units vested	304	—				—
Restricted stock awards forfeited	(28)	—				—
Share-based compensation			13,513			13,513
Equity repurchases			(5)			(5)
Net income				1,763		1,763
Balance, December 31, 2019	280,785	$281	$1,560,559	$(640,728)	$(20,922)	$899,190

	Three Months Ended December 31, 2018
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Member’s Deficit
	Shares	Amount
Balance, September 30, 2018	—	$—	$(141,831)	$(123,302)	$(26,617)	$(291,750)
Foreign currency translation, net of tax					521	521
Transfers to related parties			(42,760)			(42,760)
Equity repurchases			(2)			(2)
Net loss				(22,102)		(22,102)
Balance, December 31, 2018	—	$—	$(184,593)	$(145,404)	$(26,096)	$(356,093)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(Unaudited - In thousands)

	Nine Months Ended December 31, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity / Member's Deficit
	Shares	Amount
Balance, March 31, 2019	—	$—	$(184,546)	$(176,002)	$(29,710)	$(390,258)
Foreign currency translation, net of tax					2,165	2,165
Reclassification of related party payable upon reorganization			600,622			600,622
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	38,873	39	585,258			585,297
Effect of reorganization	241,547	242	271,383		6,623	278,248
Contribution for taxes associated with reorganization			265,000			265,000
Restricted stock units vested	393	—				—
Restricted stock awards forfeited	(28)	—				—
Share-based compensation			22,992			22,992
Equity repurchases			(150)			(150)
Net loss				(464,726)		(464,726)
Balance, December 31, 2019	280,785	$281	$1,560,559	$(640,728)	$(20,922)	$899,190

	Nine Months Ended December 31, 2018
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Member’s Deficit
	Shares	Amount
Balance, March 31, 2018	—	$—	$(183,084)	$(59,808)	$(25,798)	$(268,690)
Foreign currency translation, net of tax					(298)	(298)
Transfers to related parties			(860)			(860)
Equity repurchases			(649)			(649)
Net loss				(85,596)		(85,596)
Balance, December 31, 2018	—	$—	$(184,593)	$(145,404)	$(26,096)	$(356,093)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(464,726)	$(85,596)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation	5,977	5,425
Amortization	44,098	54,852
Share-based compensation	209,684	42,285
Deferred income taxes	(45,686)	(15,979)
Other	4,313	661
Net change in operating assets and liabilities:
Accounts receivable	(49,022)	(19,290)
Deferred commissions	(13,484)	(7,445)
Prepaid expenses and other assets	(692)	(814)
Accounts payable and accrued expenses	37,537	21,222
Deferred revenue	64,905	89,612
Net cash (used in) provided by operating activities	(207,096)	84,933

Cash flows from investing activities:
Purchase of property and equipment	(15,143)	(4,866)
Capitalized software additions	(729)	(790)
Net cash used in investing activities	(15,872)	(5,656)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	590,297	—
Settlement of deferred offering costs	(5,000)	—
Proceeds from term loans	—	1,120,000
Debt issuance costs	—	(16,288)
Repayment of term loans	(485,189)	(25,856)
Payments to related parties	—	(1,177,021)
Contribution for tax associated with reorganization	265,000	—
Equity repurchases	(150)	(649)
Installments related to acquisition	(4,694)	(3,653)
Net cash provided by (used in) financing activities	360,264	(103,467)

Effect of exchange rates on cash and cash equivalents	(55)	(2,535)

Net increase (decrease) in cash and cash equivalents	137,241	(26,725)

Cash and cash equivalents, beginning of period	51,314	77,581
Cash and cash equivalents, end of period	$188,555	$50,856

Supplemental cash flow data:
Cash paid for interest	$34,001	$24,647
Cash paid for tax	$268,281	$3,451
Non-cash financing activities:
Transactions with related parties	$—	$(82,217)
Reclassification of related party payable upon reorganization	$(600,622)	$—
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
As described in Note 14, prior to the reorganization the condensed consolidated financial statements reflected the debt and debt service associated with subordinated demand promissory notes payable to a related party. The financial statements also reflect certain expenses incurred by the Company for certain functions including shared services for the periods prior to the reorganization, which are immaterial to these financial statements. These expenses were allocated to Dynatrace on the basis of direct usage when identifiable, and for resources indirectly used by Dynatrace. Allocations were based on a proportional cost allocation methodology to reflect estimated usage by Dynatrace. Management considers the allocation methodology and results to be reasonable for all periods presented. However, the financial information presented in these financial statements may not reflect the consolidated financial position, operating results and cash flows of Dynatrace had the Dynatrace business been a separate stand-alone entity during all of the periods presented. Actual costs that would have been incurred if Dynatrace had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.

Initial Public Offering
On August 1, 2019, the Company completed its initial public offering, in which it sold and issued 38,873,174 shares of common stock, inclusive of the underwriters’ option to purchase additional shares that was exercised in full, at an issue price of $16.00 per share. The Company received a total of $622.0 million in gross proceeds from the offering, or approximately $585.3 million in net proceeds after deducting approximately $36.7 million for underwriting discounts, commissions and offering-related expenses.
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
Follow-on offering by selling stockholders
On December 10, 2019, the Company completed a follow-on offering for the sale of 31,625,000 shares of common stock by selling stockholders, inclusive of the underwriters’ option to purchase additional shares that was exercised in full, at an offering price of $24.75 per share. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of December 31, 2019 and the interim condensed consolidated statements of operations, statements of shareholders’ equity / member’s deficit for the three and nine months ended December 31, 2019 and 2018, statements of cash flows for the nine months ended December 31, 2019 and 2018, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2019, its results of operations for the three and nine months ended December 31, 2019 and 2018, and its cash flows for the nine months ended December 31, 2019 and 2018 in accordance with U.S. GAAP. The results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
The accompanying interim unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting principles included in the Company’s prospectus dated December 5, 2019 (“Prospectus”) and as filed with the SEC on December 6, 2019 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes as of March 31, 2019 and 2018 included in the Prospectus.
There have been no changes to the Company’s significant accounting policies described in the Company’s Prospectus that have had a material impact on its condensed consolidated financial statements and related notes, except for the share-based compensation accounting policy noted below.
Accounts receivable and allowance for doubtful accounts
The Company continuously assesses the collectability of outstanding customer invoices and in doing so, assesses the need to maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the Company considers factors such as: historical collection experience, a customer’s current creditworthiness, customer concentrations, age of outstanding balances, both individually and in the aggregate, and existing economic conditions. Actual customer collections could differ from the Company’s estimates. Allowance for doubtful accounts totaled $2.6 million and $3.4 million, and is classified as “Accounts receivable, net of allowance for doubtful accounts” in the condensed consolidated balance sheets as of December 31, 2019 and March 31, 2019, respectively.
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

The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, restricted stock, restricted stock units (“RSUs”), and the purchase rights under the employee stock purchase plan (the “ESPP”), based on the estimated grant-date fair value of the award. The fair value is recognized as an expense following the straight-line attribution method over the requisite service period of the entire award for stock options, restricted stock, and RSUs; and over the offering period for the purchase rights issued under the ESPP.
The Company calculates the fair value of stock options and the purchase rights under the ESPP using the Black-Scholes option-pricing model. This requires the input of highly subjective assumptions, including the fair value of the Company’s underlying common stock, the expected term of stock options and purchase rights, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used in the Company’s option-pricing model represent its best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. The resulting fair value, net of actual forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.
Reclassification
Certain reclassifications of prior period amounts have been made in the Company’s condensed consolidated balance sheets and notes to the condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
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
In preparation for adoption of the new standard, the Company updated its accounting policies, systems, internal controls and processes. The Company adopted Topic 606 as of April 1, 2018 using the full retrospective method, which required adjustments to the historical financial information for fiscal years 2017 and 2018 to be consistent with the new standard. The Company recorded a net decrease to member’s accumulated deficit of $25.9 million as of April 1, 2016 as a result of the transition. The most significant impacts of the standard relate to the timing of revenue recognition for arrangements involving licenses and sales commissions. Under the new revenue standard, term licenses of the Company’s Classic products and the associated maintenance are considered separate performance obligations. This results in revenue associated with these term licenses being recognized upon delivery of the license rather than over the contractual term. Perpetual licenses and term license related to Dynatrace Software and the associated maintenance which includes when-and-if-available updates have been determined to be combined performance obligations and are recognized ratably over the useful life of the perpetual license or the length of the term license. Additionally, some deferred revenue, primarily from arrangements involving term licenses of the Company’s Classic products, was never recognized as revenue and instead is now a part of the cumulative effect adjustment within accumulated deficit. Finally, the Company is required to capitalize and amortize incremental costs of obtaining a contract, such as certain sales commission costs, over the remaining contractual term or over an expected period of benefit, which the Company has determined to be approximately three years.
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
Recently issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments supersede current lease requirements in Topic 840 which require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This new guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those periods, except for emerging growth companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to elect this new transition guidance upon adoption of the standard on April 1, 2020. The Company will use the package of practical expedients which allows Dynatrace to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. The Company expects that this standard will have a material effect on its consolidated balance sheets. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for the Company’s office space operating leases. The right-of-use assets and corresponding lease liabilities will be based on the present value of future minimum lease payments. The adoption is not expected to have a material impact on the condensed consolidated statements of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019. The Company does not expect the standard to have a material impact on its condensed consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the effects the standard will have on its condensed consolidated financial statements.

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

Disaggregation of revenue
The following table is a summary of the Company’s total revenues by geographic region (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$82,946	58%	$64,744	56%	$231,388	59%	$179,952	57%
Europe, Middle East and Africa	39,676	28%	34,262	30%	107,494	27%	91,641	29%
Asia Pacific	16,231	11%	12,601	11%	44,414	11%	34,686	11%
Latin America	4,445	3%	3,083	3%	11,930	3%	8,519	3%
Total revenue	$143,298		$114,690		$395,226		$314,798

For the three and nine months ended December 31, 2019 and 2018, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $77.7 million and 54%, and $61.0 million and 53% of total revenue during the three months ended December 31, 2019 and 2018, respectively, and $218.1 million and 55%, and $169.7 million and 54% of total revenue for the nine months ended December 31, 2019 and 2018, respectively.
Deferred revenue
Revenues recognized from amounts included in deferred revenue as of March 31, 2019 were $60.7 million and $233.7 million during the three and nine months ended December 31, 2019, respectively. Revenues recognized from amounts included in deferred revenue as of March 31, 2018 were $48.4 million and $183.6 million during the three and nine months ended December 31, 2018, respectively.
Remaining performance obligations
As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $800.3 million, which consists of both billed consideration in the amount of $431.3 million and unbilled consideration in the amount of $369.0 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 57% of this amount as revenue over the next twelve months and the remainder thereafter.

4.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
Prepaid expenses	$16,064	$13,334
Income taxes refundable	3,919	4,078
Other	82	1,356
Prepaid expenses and other current assets	$20,065	$18,768

5.	Goodwill and Other Intangible Assets, net
Changes in the carrying amount of goodwill on a consolidated basis for the nine months ended December 31, 2019 consist of the following (in thousands):

December 31, 2019
Balance, beginning of period	$1,270,120
Foreign currency impact	530
Balance, end of period	$1,270,650

Intangible assets, net excluding goodwill consist of (in thousands):

	Weighted Average Useful Life (in months)
		December 31, 2019	March 31, 2019
Capitalized software	109	$189,384	$188,608
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		595,942	595,166
Less: accumulated amortization		(380,158)	(336,043)
Total intangible assets, net		$215,784	$259,123

Amortization of other intangible assets totaled $14.3 million and $18.2 million for the three months ended December 31, 2019 and 2018, respectively, and $44.1 million and $54.9 million for the nine months ended December 31, 2019 and 2018, respectively.
6.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income (loss) from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended December 31, 2019 was negative 8% compared to 11% for the three months ended December 31, 2018. The effective tax rate was lower than the U.S. statutory tax rate for the three months ended December 31, 2019 primarily due to tax credits and incentives. The Company’s effective tax rate for the nine months ended December 31, 2019 was negative 112% compared to 11% for the nine months ended December 31, 2018. The effective tax rate was higher than the U.S. statutory tax rate for the nine months ended December 31, 2019 because of the $255.8 million incurred upon the reorganization transactions described in Note 2 as well as non-deductible share-based compensation.
Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at December 31, 2019, a valuation allowance continues to be recorded against certain deferred tax assets based upon the conclusion that it was more likely than not they would not be realized. The valuation allowance at December 31, 2019 relates primarily to foreign tax credits and net operating losses.
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
7.    Accrued Expenses
Accrued expenses, current consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
Accrued employee - related expenses	$36,352	$35,192
Accrued tax liabilities	13,364	6,274
Accrued restructuring	1,864	1,488
Accrued professional fees	3,826	3,440
Accrued installments for acquisition	—	4,832
Income taxes payable	18,154	3,811
Other	12,634	9,883
Total accrued expenses, current	$86,194	$64,920

Accrued expenses, non-current consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
Share-based compensation	$—	$92,047
Income tax reserve	14,356	2,876
Other	3,692	3,436
Total accrued expenses, non-current	$18,048	$98,359

8.	Long-term Debt
On August 23, 2018, the Company entered into the First Lien Credit Agreement (the “First Lien Term Loan”) in which the Company borrowed an aggregate principal amount of $950.0 million, which matures on August 23, 2025. Borrowings under the First Lien Term Loan currently bear interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 1.75% per annum, or (ii) LIBOR plus 2.75% per annum, if the net leverage ratio remains below 4.35 to 1.00 and are subject to an increase if the net leverage ratio is higher than 4.35 to 1.00. Interest payments are due quarterly, or more frequently, based on the terms of the credit agreement. As of December 31, 2019, the Company has satisfied all required principal payments under the First Lien Term Loan and the remainder is due at maturity.
The First Lien Term Loan requires prepayments in the case of certain events including: property or asset sale in excess of $5.0 million, proceeds in excess of $5.0 million from an insurance settlement, or proceeds from a new debt agreement. An additional prepayment may be required under the First Lien Term Loan related to excess cash flow for the respective measurement periods.
All of the indebtedness under the First Lien Term Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien Term Loan contains customary negative covenants. At December 31, 2019, the Company was in compliance with all applicable covenants.
On August 23, 2018, the Company entered into the Second Lien Credit Agreement (the “Second Lien Term Loan”) in which the Company borrowed an aggregate principal amount of $170.0 million. Borrowings under the Second Lien Term Loan bore interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 6.00% per annum, or (ii) LIBOR plus 7.00% per annum. The maturity date on the Second Lien Term Loan was August 23, 2026, with principal payment due in full on the maturity date. Interest payments were due quarterly, or more frequently, based on the terms of the credit agreement. During the second quarter of fiscal 2020, the Company repaid all outstanding borrowings, including accrued interest, under the Second Lien Term Loan and recognized a loss on debt extinguishment of $2.7 million within “Interest expense, net” in the condensed consolidated statement of operations for the nine months ended December 31, 2019. The First Lien Term Loan and Second Lien Term Loan are collectively referred to as the “Term Loans”.
Debt issuance costs and original issuance discount of $15.5 million were incurred in connection with the Term Loans. These debt issuance costs and original issuance discount will be amortized into interest expense over the contractual term of the Term Loans. During the three and nine months ended December 31, 2019, the Company recognized approximately $0.4 million and $1.3 million of amortization of debt issuance costs and original issuance discount which is included in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2018, the Company recognized $0.5 million and $0.7 million, respectively, of amortization of debt issuance costs and original issuance discount which is included in the accompanying condensed consolidated statements of operations.
At December 31, 2019, the Company had an aggregate principal amount outstanding of $551.1 million for the First Lien Term Loan bearing interest at 4.5%. At March 31, 2019, the Company had an aggregate principal amount outstanding of $947.6 million and $88.7 million for the First Lien Term Loan and Second Lien Term Loan, respectively, bearing interest at 5.7% and 9.5%, respectively. At December 31, 2019 and March 31, 2019, the Company had $10.3 million and $14.3 million, respectively, of unamortized debt issuance costs and original issuance discount which is recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheets.
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
Debt issuance costs of $0.8 million were incurred in connection with the entry into the Revolving Facility. These debt issuance costs are amortized into interest expense over the contractual term of the loan. The Company recognized an immaterial amount of amortization of debt issuance costs for the three months ended December 31, 2019 and $0.1 million of amortization of debt issuance costs for the nine months ended December 31, 2019 which is included in the accompanying condensed consolidated statements of operations. There was an immaterial amount of amortization of debt issuance costs and original issuance discount for the three and nine months ended December 31, 2018 which is included in the accompanying condensed consolidated statements of operations. There were $0.6 million and $0.7 million of unamortized debt issuance costs included as a reduction of the debt balance on the accompanying condensed consolidated balance sheets as of December 31, 2019 and March 31, 2019, respectively.
The Revolving Facility contains customary negative covenants and does not include any financial maintenance covenants other than a springing minimum net leverage ratio not exceeding 7.50 to 1.00 on the last day of any fiscal quarter, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At December 31, 2019, the Company was in compliance with all applicable covenants pertaining to the Revolving Facility.
As of December 31, 2019 and March 31, 2019, there were no amounts outstanding under the Revolving Facility, and there were $11.8 million and $0.5 million letters of credit issued, respectively. The Company had $48.2 million and $59.5 million of availability under the Revolving Facility as of December 31, 2019 and March 31, 2019, respectively.

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
Commitment for operating leases
The Company’s commitments for various operating lease agreements related to office space for various periods that extend through as late as fiscal 2030. Total rent payments under these agreements were approximately $3.5 million and $2.7 million for the three months ended December 31, 2019 and 2018, respectively, and $10.2 million and $8.2 million for the nine months ended December 31, 2019 and 2018, respectively. Certain of these lease agreements contain provisions for renewal options and escalation clauses.
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
Dynatrace Holdings LLC was reorganized on April 1, 2015 and had 100 common units as of March 31, 2019. In connection with the reorganization transactions described in Note 2, an additional 241,547,118 common units of Dynatrace Holdings LLC were issued and subsequently exchanged for 241,547,218 shares of common stock in Dynatrace, Inc. during the second quarter of fiscal 2020. This amount of additional common units includes 16,687,436 common units issued upon the exchange of vested Management Incentive Units (“MIUs”) and Appreciation Units (“AUs”). At December 31, 2019, there were 280,784,786 shares of common stock issued and outstanding.

11.	Share-based Compensation
Management Incentive Unit program
Under the Management Incentive Unit program, or the MIU Plan, Compuware Parent LLC’s board of managers had authorized the issuance of MIUs and AUs to certain executive officers and key employees. The MIUs and AUs consisted of two types of units which were classified as performance-vested units and time-vested units.
In connection with the reorganization transactions occurring in the second quarter of fiscal 2020, as described in Note 2, outstanding awards granted under the MIU Plan were converted into shares of common stock, restricted stock, and restricted stock units which were granted under the 2019 Plan as defined below. Upon conversion, the MIUs and AUs were modified and ceased to be classified as liability awards. This modification impacted 306 participants and resulted in the recognition of incremental stock compensation expense of $145.3 million during the nine months ended December 31, 2019 to record the liability awards at fair value immediately prior to the modification. Upon modification, the liability balance of $278.2 million related to these MIUs and AUs was reclassified into additional paid-in capital.
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
Stock options
The following table summarizes activity for stock options during the period ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2019	—	$—
Granted	7,252	16.18
Exercised	—	—
Forfeited	(23)	16.42
Balance, December 31, 2019	7,229	$16.17	9.5	$65,980
Options vested and expected to vest at December 31, 2019	7,229	$16.17	9.5	$65,980
Options vested and exercisable at December 31, 2019	—	$—	0.0	$—

As of December 31, 2019, the total unrecognized compensation expense related to non-vested stock options granted is $41.7 million and is expected to be recognized over a weighted average period of 3.6 years. For the three and nine months ended December 31, 2019, the Company recognized $2.7 million and $4.5 million of share-based compensation expense related to stock options, respectively.
The fair value for the Company’s stock options granted during the period ended December 31, 2019 was estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

December 31, 2019
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
Restricted shares and units
During the first nine months of fiscal 2020, the Company granted an aggregate of 6,490,283 restricted shares to certain key employees and non-employee directors. The total grants consisted of: (i) 3,379,170 time-based restricted shares that vest 25% after the grant date (or one year after the vesting start date, if different) and the remaining 75% vest ratably over a 36-month period; (ii) 696,873 performance-based restricted shares; (iii) 2,364,240 time-based restricted shares that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over 3 years, and (iv) 50,000 time-based restricted shares that vest on August 15, 2020 or upon Board approval at the annual shareholder meeting, if earlier.
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
The following table provides a summary of the changes in the number of restricted shares for the period ended December 31, 2019:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2019	—	$—	—	$—
Granted	2,854	16.00	3,636	16.16
Vested	(494)	16.00	(393)	16.00
Forfeited	(45)	16.00	(29)	16.39
Balance, December 31, 2019	2,315	$16.00	3,214	$16.18

As of December 31, 2019, the total unrecognized compensation expense related to unvested restricted stock is $28.9 million and is expected to be recognized over a weighted average period of 1.8 years. As of December 31, 2019, the total unrecognized compensation expense related to unvested restricted stock units is $47.6 million and is expected to be recognized over a weighted average period of 3.2 years. For the three and nine months ended December 31, 2019, the Company recognized $10.6 million and $18.3 million, respectively, of share-based compensation expense related to restricted shares and units.

Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan for the issuance of up to a total of 6,250,000 shares of common stock, subject to automatic annual increases. The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The initial offering period began on November 29, 2019 and will end on May 28, 2020. Except for the initial offering period, the ESPP provides for 6-month offering periods beginning May 15 and November 15 of each year, and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date.
As of December 31, 2019, there was approximately $0.9 million of unrecognized stock-based compensation related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

December 31, 2019
Expected dividend yield	—
Expected volatility	35.9%
Expected term (years)	0.5
Risk-free interest rate	1.6%

The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero. The computation of expected volatility is based on a calculation using the historical volatility of a group of publicly traded peer companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of the Company’s traded stock price. The computation of expected term was based on the offering period, which is six months. The risk-free interest rate is based on the U.S. Treasury yield curve that corresponds with the expected term at the time of grant.
Share-based compensation
The following table summarizes the components of total share-based compensation expense included the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of revenues	$1,317	$476	$17,346	$3,466
Research and development	2,173	1,009	36,679	7,590
Sales and marketing	6,707	2,179	78,592	14,640
General and administrative	3,316	2,393	77,067	16,589
Total share-based compensation expense	$13,513	$6,057	$209,684	$42,285

12.	Net Income (Loss) Per Share
On August 1, 2019, the Company completed its IPO in which the Company issued and sold 38,873,174 shares of common stock at a price to the public of $16.00 per share. These shares are included in the common stock outstanding as of that date.
For the three and nine months ended December 31, 2019 and 2018, basic and diluted net income (loss) per share have been retrospectively adjusted to reflect the conversion of equity in connection with the reorganization transactions described in Note 2. Basic and diluted net income (loss) per share was derived from a unit conversion factor of $16.00 per share as determined by the board of managers of Dynatrace Holdings LLC on July 30, 2019.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$1,763	$(22,102)	$(464,726)	$(85,596)
Denominator:
Weighted average shares outstanding, basic	277,926	236,024	260,383	235,648
Dilutive effect of stock-based awards	2,230	—	—	—
Weighted average shares outstanding, diluted	280,156	236,024	260,383	235,648

Net income (loss) per share, basic	$0.01	$(0.09)	$(1.78)	$(0.36)
Net income (loss) per share, diluted	$0.01	$(0.09)	$(1.78)	$(0.36)

The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and nine months ended December 31, 2019 and 2018 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Stock options	79	—	3,970	—
Unvested restricted stock and RSUs	10	—	3,334	—
Shares committed under ESPP	15	—	21	—
Unvested equity awards	—	6,272	—	6,605

13.    Related Party Transactions
The Company had agreements with Thoma Bravo, LLC for financial and management advisory services. The Company did not incur any expense related to these services during the three months ended December 31, 2019 and incurred $1.2 million during the three months ended December 31, 2018. The Company incurred $1.6 million and $3.7 million during the nine months ended December 31, 2019 and 2018, respectively. The related expense is reflected in “General and administrative” expense in the condensed consolidated statements of operations. Upon completion of the Company’s initial public offering, these agreements were terminated.
During the nine months ended December 31, 2019, Compuware distributed $265.0 million to the Company to partially or wholly fund a tax liability incurred in connection with the reorganization transactions described in Note 2. As of December 31, 2019, the Company had a receivable from Compuware of $6.0 million primarily due to estimated taxes paid by the Company for taxable income realized by Compuware. These amounts are reimbursable under the Tax Sharing Agreement entered into between Compuware and the Company in connection with the reorganization.
During the three and nine months ended December 31, 2018, the Company had transfers from related parties of $42.8 million and $0.9 million, respectively, which are included in “Additional paid-in capital” in the condensed consolidated balance sheets. During the nine months ended December 31, 2018, the Company transferred cash to related parties of $1,177.0 million related to debt service and shared costs. Other related party settlements resulted in a decrease in payables to related parties of $82.2 million for the nine months ended December 31, 2018.

14.    Related Party Debt
On April 1, 2015, the Company entered into $1.8 billion in subordinated demand promissory notes payable to Compuware, a related party. The promissory notes were established in connection with Compuware’s external debt financing. All payments of principal and interest were payable on the earliest to occur of (i) demand by the holder, (ii) June 1, 2023 and (iii) the date of acceleration of the promissory notes as a result of the occurrence of an event of default. As a result of the August 23, 2018 financing transaction, as described in Note 8, “Long-term Debt”, the amount was reduced by the net proceeds of the financing obtained by Dynatrace LLC, leaving $478.5 million in principal and accrued interest of $118.7 million, at a rate of 2.72% per annum, which is included in “Payable to related party” in the condensed consolidated balance sheets at March 31, 2019. Interest expense on the promissory notes was zero and $4.1 million for the three and nine months ended December 31, 2019, respectively, and $3.3 million and $24.1 million for the three and nine months ended December 31, 2018, respectively, and is included in the condensed consolidated statements of operations in “Interest expense, net.” In connection with the reorganization during the second quarter of fiscal 2020, the corresponding receivable at Compuware was contributed to the Company and the payable to related party was eliminated.

15.	Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.
Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	December 31, 2019	March 31, 2019
North America	$8,440	$10,036
Europe, Middle East and Africa	17,878	7,347
Asia Pacific	1,590	376
Latin America	122	166
Total property and equipment, net	$28,030	$17,925

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in the prospectus dated December 5, 2019 (Prospectus) and as filed with the SEC and “Risk Factors” in Part II, Item 1A in this Quarterly Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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
Since we began operations, we have been a leader within the application performance monitoring space. In 2014, we leveraged the knowledge and experience of the same engineering team that founded Dynatrace to develop a new platform, the Dynatrace Software Intelligence Platform, from the ground up with a dynamic, AI-powered infrastructure to handle web-scale applications across multi-cloud platforms.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance module and extended with our Digital Experience Monitoring and/or Digital Business Analytics modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and has become the primary offering we sell. Dynatrace® customers increased to 2,208 as of December 31, 2019 from 1,149 as of December 31, 2018.
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

Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	December 31,
	2019	2018
Number of Dynatrace® Customers	2,208	1,149
Dynatrace® ARR (in thousands)	$465,885	$226,976
Classic ARR (in thousands)	$68,605	$145,341
Total ARR (in thousands)	$534,490	$372,317
Dynatrace® Dollar-Based Net Expansion Rate	> 120%	> 120%
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
Research and development. Research and development expenses primarily consists of the cost of programming personnel. We focus our research and development efforts on developing new solutions, core technologies, and to further enhance the functionality, reliability, performance, and flexibility of existing solutions. We believe that our software development teams and our core technologies represent a significant competitive advantage for us, and we expect that our research and development expenses will continue to increase, as we invest in research and development headcount to further strengthen and enhance our solutions.
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

Interest Expense, Net
Interest expense, net consists primarily of interest expense and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries. Interest expense, net of interest income, consists primarily of interest on our term loan facility, amortization of debt issuance costs, loss on debt extinguishment and prepayment penalties.
Income Tax Benefit (Expense)
Income tax benefit (expense), deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
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
Comparison of the Three Months Ended December 31, 2019 and 2018

	Three Months Ended December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$128,518	90%	$91,661	80%
License	3,895	3%	12,064	11%
Service	10,885	7%	10,965	9%
Total revenue	143,298	100%	114,690	100%
Cost of revenue:
Cost of subscription	16,297	11%	13,534	12%
Cost of service	8,584	6%	7,731	7%
Amortization of acquired technology	3,824	3%	4,558	4%
Total cost of revenue (1)	28,705	20%	25,823	23%
Gross profit	114,593	80%	88,867	77%

Operating expenses:
Research and development (1)	22,517	16%	17,643	15%
Sales and marketing (1)	52,400	37%	43,275	38%
General and administrative (1)	21,883	15%	19,672	17%
Amortization of other intangibles	10,039	7%	11,879	10%
Restructuring and other	199		(24)
Total operating expenses	107,038		92,445
Income (loss) from operations	7,555		(3,578)
Other expense, net	(5,928)		(21,206)
Income (loss) before income taxes	1,627		(24,784)
Income tax benefit	136		2,682
Net income (loss)	$1,763		$(22,102)

(1)  Includes share-based compensation expense as follows:

	Three Months Ended December 31,
	2019	2018
	(in thousands)
Cost of revenue	$1,317	$476
Research and development	2,173	1,009
Sales and marketing	6,707	2,179
General and administrative	3,316	2,393
Total share-based compensation	$13,513	$6,057

Revenue

	Three Months Ended December 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$128,518	$91,661	$36,857	40%
License	3,895	12,064	(8,169)	(68)%
Services	10,885	10,965	(80)	(1)%
Total revenue	$143,298	$114,690	$28,608	25%
Subscription
Subscription revenue increased by $36.9 million, or 40%, for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 90% of total revenue for the three months ended December 31, 2019 compared to 80% of total revenue for the three months ended December 31, 2018.
License
License revenue decreased by $8.2 million, or 68%, for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, primarily due to decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue decreased by $0.1 million, or 1%, for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended December 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Cost of subscriptions	$16,297	$13,534	$2,763	20%
Cost of services	8,584	7,731	853	11%
Amortization of acquired technology	3,824	4,558	(734)	(16)%
Total cost of revenue	$28,705	$25,823	$2,882	11%
Cost of subscriptions
Cost of subscriptions increased $2.8 million, or 20%, for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering as well as higher share-based compensation of $0.5 million.
Cost of services
Cost of services increased by $0.9 million, or 11%, for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. The increase was the result of increased personnel costs to support the increase in use of our consulting and training services to support our new customers as well as higher share-based compensation of $0.3 million.
Amortization of acquired technologies
For the three months ended December 31, 2019 and 2018, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Three Months Ended December 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$112,221	$78,127	$34,094	44%
License	3,895	12,064	(8,169)	(68)%
Services	2,301	3,234	(933)	(29)%
Amortization of acquired technology	(3,824)	(4,558)	734	(16)%
Total gross profit	$114,593	$88,867	$25,726	29%
Gross margin:
Subscriptions	87%	85%
License	100%	100%
Services	21%	29%
Amortization of acquired technology	(100)%	(100)%
Total gross margin	80%	77%
Subscriptions
Subscriptions gross profit increased by $34.1 million, or 44%, during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Subscription gross margin increased from 85% to 87% during the three months ended December 31, 2019 compared to the three months ended December 31, 2018.
License
License gross profit decreased by $8.2 million, or 68%, during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit decreased by $0.9 million, or 29%, during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Services gross margin decreased from 29% to 21% during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 primarily due to increased personnel costs to support the increase in use of our consulting and training services to support our new customers and higher share-based compensation of $0.3 million.
Operating Expenses

	Three Months Ended December 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$22,517	$17,643	$4,874	28%
Sales and marketing	52,400	43,275	9,125	21%
General and administrative	21,883	19,672	2,211	11%
Amortization of other intangibles	10,039	11,879	(1,840)	(15)%
Restructuring and other	199	(24)	223	(929)%
Total operating expenses	$107,038	$92,445	$14,593	16%

Research and development
Research and development expenses increased $4.9 million, or 28%, for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. The increase is primarily attributable to a 21% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $2.4 million, higher share-based compensation of $1.2 million, and increased software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering of $0.8 million.
Sales and marketing
Sales and marketing expenses increased $9.1 million, or 21%, for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, due to higher share-based compensation of $4.5 million combined with a 19% increase in headcount, resulting in an increase of $4.5 million in personnel costs.
General and administrative
General and administrative expenses increased $2.2 million, or 11%, for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, primarily due to an increase in share-based compensation of $0.9 million and higher professional fees of $0.6 million related to various compliance initiatives. The remainder is primarily due to an increase in personnel costs as well as higher insurance costs which were partially offset by lower transaction costs related to our initial public offering completed in the second quarter of fiscal 2020. Sponsor related costs were zero and $1.2 million for the three months ended December 31, 2019 and 2018, respectively.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.8 million, or 15%, for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Restructuring and other
Restructuring expenses decreased by $0.2 million for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, due to higher costs incurred for various restructuring activities to achieve our strategic and financial objectives including costs related to a restructuring program designed to align employee resources with our product offering and future plans.
Other Expense, Net
Other expense, net decreased by $15.3 million, or 72%, for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. The decrease in other expense was primarily a result of lower interest expense on our Term Loans as we had less principal outstanding compared to the same quarter last fiscal year. Further contributing to the decrease was lower interest expense on our related party promissory notes as described further in Note 14 within the condensed consolidated financial statements included herein.
Income Tax Benefit
Income tax benefit decreased by $2.5 million to $0.1 million for the three months ended December 31, 2019, compared to an income tax benefit of $2.7 million for the three months ended December 31, 2018. This decrease was primarily due to lower interest expense and other deductible costs in the three months ended December 31, 2019.

Comparison of the Nine Months Ended December 31, 2019 and 2018

	Nine Months Ended December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$352,451	89%	$251,974	80%
License	10,424	3%	32,805	10%
Service	32,351	8%	30,019	10%
Total revenue	395,226	100%	314,798	100%
Cost of revenue:
Cost of subscription	55,930	14%	40,922	13%
Cost of service	29,240	7%	22,148	7%
Amortization of acquired technology	12,624	4%	13,780	4%
Total cost of revenue (1)	97,794	25%	76,850	24%
Gross profit	297,432	75%	237,948	76%

Operating expenses:
Research and development (1)	94,772	24%	55,229	18%
Sales and marketing (1)	210,581	53%	130,667	42%
General and administrative (1)	140,718	36%	64,764	21%
Amortization of other intangibles	30,242	8%	35,892	11%
Restructuring and other	1,093		459
Total operating expenses	477,406		287,011
Loss from operations	(179,974)		(49,063)
Other expense, net	(39,408)		(46,964)
Loss before income taxes	(219,382)		(96,027)
Income tax (expense) benefit	(245,344)		10,431
Net loss	$(464,726)		$(85,596)

(1)  Includes share-based compensation expense as follows:

	Nine Months Ended December 31,
	2019	2018
	(in thousands)
Cost of revenue	$17,346	$3,466
Research and development	36,679	7,590
Sales and marketing	78,592	14,640
General and administrative	77,067	16,589
Total share-based compensation	$209,684	$42,285

Revenue

	Nine Months Ended December 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$352,451	$251,974	$100,477	40%
License	10,424	32,805	(22,381)	(68)%
Services	32,351	30,019	2,332	8%
Total revenue	$395,226	$314,798	$80,428	26%
Subscription
Subscription revenue increased by $100.5 million, or 40%, for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 89% of total revenue for the nine months ended December 31, 2019 compared to 80% of total revenue for the nine months ended December 31, 2018.
License
License revenue decreased by $22.4 million, or 68%, for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018, primarily due to decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $2.3 million, or 8%, for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Nine Months Ended December 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Cost of subscriptions	$55,930	$40,922	$15,008	37%
Cost of services	29,240	22,148	7,092	32%
Amortization of acquired technology	12,624	13,780	(1,156)	(8)%
Total cost of revenue	$97,794	$76,850	$20,944	27%
Cost of subscriptions
Cost of subscriptions increased $15.0 million, or 37%, for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. The increase is primarily due to higher share-based compensation of $9.8 million as well as higher personnel costs to support the growth of our subscription cloud-based offering.
Cost of services
Cost of services increased by $7.1 million, or 32%, for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. The increase was the result of higher share-based compensation of $4.1 million and increased personnel costs to support the increase in use of our consulting and training services to support our customers.
Amortization of acquired technologies
For the nine months ended December 31, 2019 and 2018, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Nine Months Ended December 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$296,521	$211,052	$85,469	40%
License	10,424	32,805	(22,381)	(68)%
Services	3,111	7,871	(4,760)	(60)%
Amortization of acquired technology	(12,624)	(13,780)	1,156	(8)%
Total gross profit	$297,432	$237,948	$59,484	25%
Gross margin:
Subscriptions	84%	84%
License	100%	100%
Services	10%	26%
Amortization of acquired technology	(100)%	(100)%
Total gross margin	75%	76%
Subscriptions
Subscriptions gross profit increased by $85.5 million, or 40%, during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. Subscription gross margin remained flat at 84% during the nine months ended December 31, 2019 and the nine months ended December 31, 2018.
License
License gross profit decreased by $22.4 million, or 68%, during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit decreased by $4.8 million, or 60%, during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. Services gross margin decreased from 26% to 10% during the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. Negatively impacting gross profit margin was $4.1 million of higher share-based compensation compared to the same period last fiscal year.
Operating Expenses

	Nine Months Ended December 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$94,772	$55,229	$39,543	72%
Sales and marketing	210,581	130,667	79,914	61%
General and administrative	140,718	64,764	75,954	117%
Amortization of other intangibles	30,242	35,892	(5,650)	(16)%
Restructuring and other	1,093	459	634	138%
Total operating expenses	$477,406	$287,011	$190,395	66%
Research and development
Research and development expenses increased $39.5 million, or 72%, for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. The increase is primarily attributable to higher share-based compensation of $29.1 million, a 21% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $5.3 million, and increased software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering of $2.3 million.
Sales and marketing
Sales and marketing expenses increased $79.9 million, or 61%, for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018, primarily due to higher share-based compensation of $64.0 million combined with a 19% increase in headcount, resulting in an increase of $13.2 million in personnel costs.
General and administrative
General and administrative expenses increased $76.0 million, or 117%, for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018, primarily due to an increase in share-based compensation of $60.5 million and higher transaction costs of $12.7 million related to the initial public offering completed in the second quarter of fiscal 2020. Further contributing to the increase was an increase in personnel costs and insurance costs. Sponsor related costs were $1.6 million and $3.7 million for the nine months ended December 31, 2019 and 2018, respectively.
Amortization of other intangibles
Amortization of other intangibles decreased by $5.7 million, or 16%, for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Restructuring and other
Restructuring expenses increased by $0.6 million, or 138%, for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018, due to higher costs incurred for various restructuring activities to achieve our strategic and financial objectives including costs related to a restructuring program designed to align employee resources with our product offering and future plans.
Other Expense, Net
Other expense, net decreased by $7.6 million, or 16%, for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. The decrease in other expense was primarily a result of lower interest expense on our related party promissory notes as described further in Note 14 within the condensed consolidated financial statements included herein.
Income Tax (Expense) Benefit
Income tax benefit decreased by $255.8 million to an income tax expense of $245.3 million for the nine months ended December 31, 2019, compared to an income tax benefit of $10.4 million for the nine months ended December 31, 2018. This decrease was primarily due to an increase in income tax expense of $255.8 million as a result of our reorganization transactions during the second quarter of fiscal 2020. The effective tax rate for the nine months ended December 31, 2019 was negative 112% compared to 11% in the same period for 2018. The increase in our effective tax rate is primarily due to the income tax expense recorded as a result of the reorganization transactions.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2019, we had $188.6 million of cash and cash equivalents and $48.2 million available under our revolving credit facility. We have financed our operations primarily through cash generated from operations. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
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
As of December 31, 2019, the balance outstanding under our first lien term loan was $551.1 million and is included in long-term debt on our condensed consolidated balance sheet. We had $48.2 million available under the revolving credit facility and $11.8 million of letters of credit outstanding.
All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets.
Summary of Cash Flows

	Nine Months Ended December 31,
	2019	2018
	(in thousands)
Cash (used in) provided by operating activities (1)	$(207,096)	$84,933
Cash used in investing activities	(15,872)	(5,656)
Cash provided by (used in) financing activities	360,264	(103,467)
Effect of exchange rate changes on cash and cash equivalents	(55)	(2,535)
Net increase (decrease) in cash and cash equivalents	$137,241	$(26,725)

(1) Net cash (used in) provided by operating activities includes cash payments for interest and tax as follows:

	Nine Months Ended December 31,
	2019	2018
	(in thousands)
Cash paid for interest	$34,001	$24,647
Cash paid for tax	$268,281	$3,451
Operating Activities
For the nine months ended December 31, 2019, cash used in operating activities was $207.1 million as a result of a net loss of $464.7 million, inclusive of a $255.8 million income tax payment related to the reorganization transactions described in Note 2 of the condensed consolidated financial statements included herein, and adjusted by non-cash charges of $218.4 million and a change of $39.2 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $209.7 million and depreciation and amortization of $50.1 million, net of deferred income taxes of $45.7 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $64.9 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support service and an increase in accounts payable and accrued expenses of $37.5 million, which were partially offset by an increase in accounts receivable of $49.0 million due to the timing of receipts of payments from customers and an increase in deferred commissions of $13.5 million.

For the nine months ended December 31, 2018, cash provided by operating activities was $84.9 million as a result of a net loss of $85.6 million, adjusted by non-cash charges of $87.2 million and a change of $83.3 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $60.3 million and share-based compensation of $42.3 million, net of deferred income taxes of $16.0 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $89.6 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services and an increase in accounts payable and accrued expenses of $21.2 million, which were partially offset by an increase in accounts receivable of $19.3 million due to the timing of receipts of payments from customers and an increase in deferred commissions of $7.4 million.
Investing Activities
Cash used in investing activities during the nine months ended December 31, 2019 was $15.9 million, as a result of the purchases of property and equipment of $15.1 million and capitalized software additions of $0.7 million.
Cash used in investing activities during the nine months ended December 31, 2018 was $5.7 million, as a result of the purchase of property and equipment of $4.9 million and capitalized software additions of $0.8 million.
Financing Activities
Cash provided by financing activities during the nine months ended December 31, 2019 was $360.3 million, primarily as a result of net proceeds from our initial public offering of $590.3 million and a contribution received for our tax obligation generated by our reorganization transactions of $265.0 million, which were partially offset by repayments of our Term Loans of $485.2 million, settlement of deferred offering costs of $5.0 million, and installments related to an acquisition of $4.7 million.
Cash used in financing activities during the nine months ended December 31, 2018 was $103.5 million, as a result of payments to related parties of $1,177.0 million, debt issuance costs of $16.3 million, installments related to an acquisition of $3.7 million, and equity repurchases of $0.6 million, which were partially offset by $1,120.0 million in proceeds from our Term Loans.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Under various agreements, we are obligated to make future cash payments. These include payments under our long-term debt agreements, rent payments required under operating lease agreements, interest obligations on our Term Loans, and other contractual commitments.
The following table summarizes our payments under contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$67,228	$14,207	$20,064	$16,253	$16,704
First Lien Term Loan - principal (1)	551,125	—	—	—	551,125
First Lien Term Loan - interest (2)	143,612	25,491	50,842	50,912	16,367
Revolving credit facility (3)	—	—	—	—	—
Total	$761,965	$39,698	$70,906	$67,165	$584,196

(1) The amounts included in the table above represent principal maturities only.
(2) Amounts represent estimated future interest payments on borrowings under our First Lien Term Loan, which were estimated using the interest rate effective at December 31, 2019 multiplied by the principal outstanding on December 31, 2019. The First Lien Term Loan consists of $551.1 million currently bearing interest at 4.5%.
(3) As of December 31, 2019, we had no outstanding borrowings under our revolving credit facility, $11.8 million of letters of credit outstanding, and $48.2 million was available for borrowing under our revolving credit facility.

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
We believe that the accounting policies associated with revenue recognition, share-based compensation, income taxes, goodwill and impairment of long-lived assets are the most significant areas involving management’s judgments and estimates. Therefore, they are considered to be our critical accounting policies and estimates. There have been no material changes to these estimates or the policies related to them during the three and nine months ended December 31, 2019. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus dated December 5, 2019 and as filed with the SEC on December 6, 2019.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the euro. As of December 31, 2019 and March 31, 2019, our cash and cash equivalents included $41.6 million and $39.6 million, respectively, held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net in our condensed consolidated statements of operations.
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

Interest Rate Risk
We had cash and cash equivalents of $188.6 million and $51.3 million as of December 31, 2019 and March 31, 2019, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
At December 31, 2019, we also had in place a $60.0 million revolving credit facility, with availability of $48.2 million, and $551.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 4.5% at December 31, 2019. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We have an agreement to maintain cash balances at a financial institution of no less than $0.7 million as collateral for several letters of credit in favor of our landlords.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
At December 31, 2019, we had approximately $551.1 million of aggregate indebtedness consisting of our first lien term loan facility, as well as $11.8 million outstanding under a $15.0 million letter of credit sub-facility and $10.9 million in unamortized debt issuance fees. We also have a $60.0 million revolving credit facility under which we had no outstanding borrowings as of December 31, 2019. Under our first lien term loan facility, we have made all required repayments of principal, but are required to pay accrued interest on the last day of each interest accrual period. Interest accrual periods under the loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $34.0 million during the nine months ended December 31, 2019.
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
In addition, if the Internal Revenue Service or other taxing authorities were to successfully challenge in an audit or other tax dispute the amount of taxes owed in connection with the spin-off of Compuware or the spin-off of SIGOS, we could be liable for additional taxes, including interest and penalties. We would be responsible for any such additional amounts, which would not be reimbursed to us by Compuware. We have obtained an insurance policy that provides coverage if the Internal Revenue Service or other taxing authorities assert that additional taxes are owed in connection with the spin-off of Compuware, such policy will be subject to certain limitations and exclusions, and we cannot offer any assurances that such policy will fully cover any additional taxes owed by us. We will not obtain a tax insurance policy relating to the spin-off of SIGOS. Any tax liabilities determined to be owed by us relating to the spin-off of Compuware or the spin-off of SIGOS following an audit or other tax dispute may adversely affect our results of operations.
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
A significant portion of our annualized recurring revenue, or ARR, has been generated from our Classic products. As of December 31, 2019 and December 31, 2018, ARR from our Classic products comprised 13% and 39% of our Total ARR, respectively. We have stopped offering the Classic products to new customers and any increase in ARR for our Dynatrace® platform may not offset a reduction in ARR from our Classic products. Furthermore, our competitors could introduce new products that are more competitive than our Classic products which could result in a loss of customers who do not convert to Dynatrace®. An inability to retain customers on the Classic products or convert them to Dynatrace® may harm our business, operating results and financial condition in the future.
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
Revenue from customers located outside of the United States represented 45% and 46% of our total revenue for the nine months ended December 31, 2019 and 2018, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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
As of December 31, 2019, we had 67 issued patents, 61 of which are in the United States, and 25 pending applications, of which 19 are in the United States. Our issued patents expire at various dates through February 2038. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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

Internationally, virtually every jurisdiction in which we operate has established its own privacy, data protection and/or data security legal framework with which we or our customers must comply, including but not limited to the EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. In addition, the EU has adopted the GDPR, which went into effect on May 25, 2018 and contains numerous requirements and changes from prior EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including heightened notice and consent requirements, greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines. In particular, under the GDPR, fines of up to 20.0 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. Moreover, the GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
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

DYNATRACE, INC.

Date:	January 31, 2020	By:	/s/ John Van Siclen
John Van Siclen
Chief Executive Officer
(Principal Executive Officer)

Date:	January 31, 2020	By:	/s/ Kevin C. Burns
Kevin C. Burns
Chief Financial Officer & Treasurer
(Principal Financial Officer)