Form 10-K
period 2020-03-31
Dynatrace, Inc.
filed 2020-05-27
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-39010

Dynatrace, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-2386428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1601 Trapelo Road, Suite 116
Waltham, MA 02451
(781) 530-1000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	DT	New York Stock Exchange
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2019, the last business day of the most recently completed second fiscal quarter, was $1.48 billion. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The registrant had 280,869,863 shares of common stock outstanding as of May 25, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending March 31, 2020.
Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this Annual Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Annual Report. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, annual recurring revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, revenue mix and ability to maintain future profitability;

•	our expectations regarding the potential impact of the COVID-19 pandemic on our business, operations, and the markets in which we and our partners and customers operate;

•	anticipated trends and growth rates in our business and in the markets in which we operate;

•	our ability to continue to convert our customers from our Classic products to our Dynatrace® platform;

•	our ability to maintain and expand our customer base and our partner network;

•	our ability to sell our applications and expand internationally;

•	our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs;

•	our ability to hire and retain necessary qualified employees to grow our business and expand our operations;

•	the evolution of technology affecting our applications, platform and markets;

•	our ability to adequately protect our intellectual property; and

•	our ability to service our debt obligations;
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. BUSINESS
Overview
We offer the market-leading software intelligence platform, purpose-built for dynamic multi-cloud environments. As enterprises embrace the cloud to effect their digital transformation, our all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. Our platform utilizes artificial intelligence at its core and continuous automation to provide answers, not just data, about the performance of applications, the underlying hybrid cloud infrastructure, and the experience of our customers’ users. We designed our software intelligence platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for better business outcomes. As a result, as of March 31, 2020, our products are trusted by more than 2,700 customers in over 80 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
Today’s leading companies are striving to deliver innovative, high performance digital services to expand market opportunities, compete more effectively, and operate with increased agility. Software is increasingly essential to how enterprises seek to accomplish these goals. Applications sit at the core of this software revolution and are central to the digital transformation of these enterprises—from the mission critical enterprise applications that power factories, enable trading, manage transportation networks, and run business systems to the applications that consumers use every day to bank, shop, entertain, travel, and more.
Developing and operating software is harder than ever, largely driven by:

1)
Cloud Transformation:     Enterprises are building and deploying software across multiple public and on-premise platforms, creating significant visibility challenges across all of an enterprise’s hosted environments.

2)
Application Complexity:     Applications are increasingly complex and deployed as microservices-based architectures that are written in multiple different programming languages with hundreds of loosely coupled service connections. The scale of this complexity is heightened by the advent of the Internet of Things, which increases the number of potential sources of application failure.

3)
DevOps:     Ensuring that software updates work without issues has grown more challenging due to the increased frequency of software releases, reduced testing time, and the use of independent development teams.

4)
User Experience:     User expectations for software performance have rapidly increased and enterprises are focused on advancing branded experiences to maximize revenue, differentiate offerings, and retain competitive positions.

Traditional approaches for developing, operating, and monitoring software were not designed for dynamic multi-cloud environments. Traditional monitoring solutions were developed in an era in which applications were monolithic, updated infrequently, and run in static data center environments. These monitoring solutions, including application performance monitoring, or APM, infrastructure monitoring, incident and alert management, and user experience monitoring, are difficult to deploy, narrow in scope, and were designed to operate in a simpler, siloed environment. Each tool in this approach only collects data about individual components of the computing stack, such as applications, infrastructures, logs, networks, or user experiences. In order to get an end-to-end view using these traditional approaches, IT teams are required to aggregate and correlate data from these disparate monitoring solutions in an attempt to identify actionable answers, including where bottlenecks occur, how best to optimize for performance and scalability, if an issue is impacting service, and if so, where to find the problem and what to do about it.
With the advent of dynamic multi-cloud environments, the challenges and limitations of traditional solutions have been exacerbated. What was once a well understood layering of applications running on operating systems on physical servers connected to physical networks has rapidly become virtualized into software at all levels. Environments have become dynamic. Applications are no longer monolithic and are fragmented into dozens to potentially thousands of microservices, written in multiple software languages. These multi-cloud environments sprawl from traditional backend applications run on relational databases and mainframes to modern IaaS platforms run on Amazon Web Services, or AWS, Microsoft Azure, or Azure, and Google Cloud Platform. All these factors result in an environment that is web-scale, extremely complex, and dynamic at all layers of the new computing stack.
We believe the scale, complexity, and dynamic nature of dynamic multi-cloud environments, including the applications that run on them, require a comprehensive monitoring strategy that we refer to as “software intelligence.” Starting in 2014, we leveraged the knowledge and experience of the same engineering team that founded Dynatrace to develop a solution to address the disruptive shift to dynamic multi-cloud environments. These efforts resulted in the creation of a new platform, the Dynatrace Software Intelligence Platform, or Dynatrace®. Dynatrace® leverages an automatic instrumentation technology that we call OneAgent®, a real-time dependency mapping system we call SmartScape®, our transaction-centric code analysis technology that we call PurePath®, and an open artificial intelligence, or AI, engine that we call Davis™ for instant answers to degradations in service, anomalies in behavior, and user impact. Dynatrace® simplifies the complexity of dynamic multi-cloud environments for architects, application teams and operations teams, while providing actionable insights that accelerate cloud migrations, cloud adoption, and DevOps success.
Unlike traditional multiple tool approaches, Dynatrace® has been integrated with key components of multi-cloud ecosystems to support dynamic cloud orchestration, including for AWS, Azure, Google Cloud Platform, VMware Tanzu, Red Hat OpenShift, and Kubernetes. In these environments, Dynatrace® automatically launches, monitors and observes the full cloud stack and all the applications and containers running anywhere in the stack, including applications and workloads that may traverse multiple public cloud and hybrid environments. We believe that our ability to integrate Dynatrace® with cloud platforms simplifies development and operational efforts, increases visibility, and improves situational awareness for our customers.
We designed Dynatrace® to maximize flexibility and control of the rich observability data captured and analyzed by our platform. We believe that it provides the simplicity of software-as-a-service, or SaaS, with the customer option of either maintaining data in the cloud, or at the edge in customer-provisioned infrastructure, which we refer to as Dynatrace® Managed. In this managed offering, we provide updates and enhancements automatically on a monthly basis while allowing customers the flexibility and control to adhere to their own data security and sovereignty requirements.
We market Dynatrace® through a combination of our global direct sales team and a network of partners, including resellers, system integrators, and managed service providers. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $750 million.
The Dynatrace® Software Intelligence Platform has been commercially available since 2016 and is now our primary offering. The number of Dynatrace® customers increased to 2,373 as of March 31, 2020 from 1,364 as of March 31, 2019, representing year-over-year growth of 74%. As of March 31, 2020, approximately 59% of our Dynatrace® customers added to the platform since March 31, 2019 were new customers, and the remaining 41% were existing customers that either added or converted to Dynatrace® since we launched Dynatrace®. Our Dynatrace® net expansion rate was 123% as of March 31, 2020, the 8th consecutive quarter of a net expansion rate at or over 120%. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” included under Part II, Item 7 of this Annual Report.
For financial information regarding our business, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part II, Item 7 of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.
On March 11, 2020, the World Health Organization, or WHO, classified the recent novel coronavirus, or COVID-19, as a global pandemic. While the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, the Company assessed the potential impact on its March 31, 2020 financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.
The economic consequences of the COVID-19 pandemic have been challenging for certain customers, and may continue to be challenging for our customers in the future. While revenue, customer retention, and earnings are relatively predictable under a subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in the results of operations and overall financial performance of the Company until future periods given the current macroeconomic uncertainty.
Industry Background
Key trends impacting the way enterprises develop, manage, and optimize their software environment include:
Software Applications Are Central to Digital Transformation for Businesses Across All Sectors
Whether it is retailers driving higher customer engagement through mobile apps, industrial companies reducing production downtime with predictive maintenance applications, or automobile manufacturers designing self-driving cars, software is central to how enterprises deliver a differentiated user experience. At the same time, software is increasingly being embedded throughout the enterprise, managing business critical systems, such as payments processing, inventory and supply chain management, logistics, and many other front- and back-office operations.
A study by International Data Corporation, or IDC, suggests that by 2022 spending on digital transformation technology globally will reach $1.97 trillion, representing a compound annual growth rate of 16.7% over a five-year period. Digital transformation requires significant modernization of legacy environments, shifting from high cost, labor intensive, and inflexible technology systems to a modern cloud-native architecture. Another IDC study states that by 2023, over 500 million digital applications and services will be developed and deployed using cloud-native approaches - the same number of applications developed in the last 40 years. Maintaining visibility across a broad multi-cloud environment represents a significant challenge, which we believe is a primary reason why digital transformations are slow, often disrupted by performance issues, and can fail to achieve intended objectives.
Enterprises now focus more of their budget on software innovation and less on operating and maintaining systems in order to remain competitive. As a result, enterprises are investing in new platforms that are built to automate the development, deployment, and operation of modern software applications and accelerate the transition to dynamic multi-cloud environments.
Changing Customer Expectations are Requiring Enterprises to Prioritize the User Experience
Enterprises are increasingly seeking to differentiate their products and services based on user experiences, with digital interaction becoming the primary channel of communication between enterprises and their customers, partners, and employees. According to a Forrester report, customers who have a better experience are more likely to stay with a brand, buy additional products and services from the brand, and recommend it to friends. The result is more retained revenue from reduced customer churn, more revenue per customer, and more new customers. Conversely, according to a 2018 report by NewVoiceMedia (now known as the Vonage Salesforce contact center solution), U.S. companies lose $75 billion per year due to poor customer experiences, a $13 billion increase from 2016. Faced with poor customer service, 39% of respondents indicated that they would never use the offending company again.
User experience is closely tied to the performance of software applications. As a result, optimal application performance and exceptional user experiences are important to the entire enterprise, not just to the IT staff that maintain these applications. We believe that the need for an exceptional user experience to engage and retain customers will continue to drive demand for instrumentation that helps enterprises to provide high quality, user-focused outcomes.
Benefits of Dynamic Multi-cloud Environments Make Them Essential for Digital Transformation
Enterprises are increasingly adopting cloud technologies to increase agility and accelerate innovation. According to IDC, “by 2020, over 90% of enterprises will use multiple cloud services and platforms—a transition supported by investments to manage resources across platforms”. According to 451 Research, the share of enterprises deploying the majority of their workloads in cloud infrastructure environments will increase from 54% in 2018 to 79% by 2020. The key advantages of dynamic multi-cloud environments include:

•
Ability to build better applications at a faster rate.     Cloud-based application development technologies such as container and microservices architectures, enable enterprises to focus developer resources more on creating and improving value-add application features and less on managing underlying operating systems and infrastructure. Gartner estimates that by 2022, more than 75% of global organizations will be running containerized applications in production, which is a significant increase from fewer than 30% today. In addition to new cloud-based development technologies, enterprises are adopting new processes such as DevOps and Artificial Intelligence for IT Operations, or AIOps, that help accelerate the software delivery cycle.

•
Operational efficiency.     Enterprises are moving to the cloud to reduce spending on expensive and static systems, the data centers to house them, the energy to run them and the IT staff needed to maintain them.

•
Agility. Cloud services can be purchased dynamically as demand ebbs and flows over time, affording greater flexibility, financial efficiencies, and scale than traditional systems. Enterprises can scale capacity up and down to address seasonality or quickly address unexpected spikes in demand without needing to purchase and maintain infrastructure for peak demand and leaving it underutilized during other times.

Shift to Dynamic Multi-cloud Environments Introduces Fundamentally New Software Delivery Challenges
While the cloud offers enterprises some clear advantages over traditional systems, moving to the cloud also creates fundamental new challenges, such as:

•
Greater complexity.     Multi-cloud strategies require that IT teams manage applications and ensure interoperability of operations between private and multiple public clouds, such as AWS, Azure, Google Cloud Platform, or SAP. In addition, these applications are containerized and increasingly fragmented into microservices that are hosted across multiple cloud platforms, creating interdependencies across heterogeneous environments that increase the risk of incompatibility issues and the number of potential failure points if the applications are not deployed and maintained correctly.

•
Highly dynamic environments.     Cloud infrastructure and applications are built to scale up or down in real-time depending upon usage and traffic. The automation required to monitor these highly dynamic environments is beyond what is required for monolithic, on-premise applications.

•
Massive scale.     As software becomes more critical to business success, the number and size of applications will continue to grow and encompass more features and greater functionality. At the same time, web-scale architectures are enabling enterprises to build applications that are deployed across thousands of hosts and serve millions of users simultaneously. The breadth of functionality and scale of deployments of dynamic multi-cloud applications regularly exceed even the largest applications built in the pre-cloud era.

•
More frequent changes to software.     The adoption of DevOps practices and cloud architectures have increased the speed at which software updates can be developed and deployed. With the application development lifecycle accelerating, enterprises must adapt their software operations environment and culture to ensure that performance and business outcomes are not adversely affected by frequent changes.

Traditional Monitoring Approaches Were Not Built for Dynamic Multi-cloud Environments
Traditional application monitoring approaches were built before dynamic multi-cloud environments became the driving force in digital transformation, and suffer from significant shortcomings when applied in cloud-based environments. Challenges of traditional monitoring solutions for multi-cloud environments include:

•
Manual configuration processes that do not scale.     Traditional monitoring tools require unique agents for each component of an application and rely on IT personnel to manually pre-configure each agent. The complexity and dynamic nature of multi-cloud applications, which can include thousands of containers and microservices, makes this multi-agent approach costly, slow, and impractical to install and maintain, especially as these applications are rapidly modified and updated.

•
Not designed to capture data across the full application stack.     Traditional APM solutions were created to view a limited portion of the full software stack and provide visibility only into individual applications, without providing visibility into how the applications are interconnected. In order to get a complete view of all applications, from the underlying infrastructure to the user experience, IT personnel are required to manually implement and manage many disparate tools. We believe this approach has resulted in enterprises overinvesting in operations and underinvesting in development, which slows innovation.

•
Only able to provide data, not answers.     Traditional monitoring tools provide data only about narrow components of the technology stack. As a result, IT teams must manually integrate and correlate the data from disparate systems and apply their own assumptions to identify the underlying cause of performance issues. This process is slow, prone to errors, and is made especially challenging by the complexity of multi-cloud applications.

•
Collect limited snapshots of data that do not provide real-time observability.     Traditional APM tools were not designed for the far larger and more complex data sets produced by multi-cloud applications and can only capture snapshots of application performance or user data. This approach requires these tools to rely on partial data sets, reducing their effectiveness in performing precise root-cause determination, adding risk, and delaying innovation. In addition, traditional monitoring tools do not provide visibility into containers and microservices, which leads to blind spots in software performance monitoring when used in cloud-based environments.

•
Lack of flexible deployment options.     Traditional monitoring solutions are either deployed as SaaS-only or on-premise-only. SaaS-only solutions often fail to meet the strict governance, security, and scale requirements of large enterprises, and were not built to monitor on-premise applications, making them incompatible with the needs of customers who manage hybrid-hosted applications. Conversely, traditional on-premise solutions were not built to manage cloud applications and are typically upgraded less frequently and thus innovate more slowly than cloud-based applications.

Our Solution
We offer the market-leading software intelligence platform, purpose-built for dynamic multi-cloud environments. We built our Dynatrace Software Intelligence Platform from the ground up to meet the challenges of running and optimizing dynamic multi-cloud environments and the applications and services that run across them. Our AI-powered, full-stack, and completely automated platform provides deep insight into dynamic, web-scale, multi-cloud ecosystems. Dynatrace® is able to provide real-time actionable insights about the performance of our customers’ entire software ecosystem by integrating high fidelity, web-scale data mapping its dependencies in real-time and analyzing them with an open, explainable AI engine. Dynatrace® is brought to market through our global direct sales force and a network of partners. The combination of our market-leading platform and go-to-market strategy has allowed us to achieve the scale, growth, and margins that we believe will provide us the capital to continue investing in driving further product differentiation.
Our platform provides the following key benefits:

•
Single agent, fully automated configuration.     Dynatrace® is installed as a single agent, which we refer to as OneAgent®, that automatically configures itself, continuously discovering all components of the full-stack to enable high fidelity and web-scale data capture. OneAgent® dynamically profiles the performance of all components of the full-stack with code-level precision, even as applications and environments update and change.

•
Full-stack, all-in-one approach with deep cloud integrations.     Dynatrace® combines APM with Infrastructure Monitoring, AIOps, Digital Experience Management, or DEM, and Digital Business Analytics in a single full-stack approach. We believe that this all-in-one approach reduces the need for a variety of disparate tools and enables our customers to improve productivity and decision making while reducing operating costs. Dynatrace® provides out-of-the-box configuration for the leading cloud platforms, such as AWS, Azure, Google Cloud Platform, Red Hat OpenShift, VMware Tanzu, and SAP, as well as coverage for traditional on-premise systems, including mainframe and monolithic applications in a single, easy-to-use, intelligent platform.

•
AI-powered, answer-centric insights.     Davis™, our explainable AI engine, dynamically baselines the performance of all components in the full-stack, continually learning normal performance thresholds in order to provide precise answers when performance deviates from expected or desired conditions. Unlike correlation engines that overwhelm IT professionals with dozens of alerts from many different tools, Dynatrace® provides a single problem resolution and precise root cause determination. We believe that the accuracy and precision of the answers delivered by our AI engine enable our customers to shift from reactive remediation, providing a substantial advantage in time, resource, efficiency, customer satisfaction, and business outcomes.

•
Web-scale and enterprise grade.     Dynatrace® utilizes big data architecture and enterprise-proven cloud technologies that are engineered for web-scale environments. With role-based access and advanced security functionality, Dynatrace® was purpose-built for enterprise-wide adoption by the largest companies in the world.

•
Flexible deployment options.     We deploy our platform as a SaaS solution, with the option of retaining the data in the cloud, or at the edge in customer-provisioned infrastructure, which we refer to as Dynatrace® Managed. The Dynatrace® Managed offering allows customers to maintain control of the environment where their data resides, whether in the cloud or on-premise, combining the simplicity of SaaS with the ability to adhere to their own data security and sovereignty requirements. Our Mission Control center automatically upgrades all Dynatrace® instances and offers on-premise cluster customers auto-deployment options that suit their specific enterprise management processes.

Our Opportunity
We believe that our full-stack, all-in-one, software intelligence platform, Dynatrace®, has the ability to expand our potential market opportunity by allowing us to offer our solutions into adjacent markets beyond APM, replacing traditional monitoring tools, and potentially disrupting various well-established IT spending categories, such as infrastructure monitoring, alert and incident management, and network monitoring, as dynamic multi-cloud computing replaces traditional data centers. According to Gartner, the global IT operations software market was estimated to be $29 billion in 2019 and is expected to grow at a compound annual growth rate of 6.7% to $37.5 billion in 2023.
We believe a significant portion of our market opportunity remains unpenetrated today. Gartner estimates that enterprises will quadruple their APM use due to increasingly digitized business processes from 2018 through 2021, to reach 20% of all business applications. As this trend continues, we believe there is an opportunity to increase our annual recurring revenue as enterprise customers expand the number of applications instrumented.
We estimate that the annual potential market opportunity for our Dynatrace® solution is currently approximately $20 billion. We calculated this figure using the largest 15,000 global enterprises with greater than $750 million in annual revenue, as identified by S&P Capital IQ in February 2019. We then banded these companies by revenue scale, and multiplied the total number of companies in each band by our calculated annualized booking per customer for companies in each respective band. The calculated annualized bookings per customer applied for each band is calculated using internal company data of actual customer spend. For each respective band, we calculate the average annualized bookings per customer of the top 10% of customers in the band, which we believe to be representative of having achieved broader implementation of our solutions within their enterprises. We believe our potential market opportunity could expand further as enterprises increasingly instrument, monitor, and optimize more of their applications and underlying infrastructure.
Our Growth Strategy

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

•
Grow our customer base.     We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $750 million. Approximately 59% of our Dynatrace® customers added during the fiscal year ended March 31, 2020 are new customers and the initial average Dynatrace® ARR for these new customers was approximately $94,000. In addition, we expect to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work jointly with our partners. In other geographies, we utilize a multi-tier “master reseller” model, such as in Africa, Japan, the Middle East, Russia, and South Korea.

•
Increase penetration within existing customers.     We plan to continue to increase the penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. Once customers are on the Dynatrace® platform, we have seen significant dollar-based net expansion due to the ease of use and power of our new platform.

•
Enhance our strategic partner ecosystem.     Our strategic partners include industry-leading system integrators, software vendors, and cloud and technology providers. We intend to continue to invest in our partner ecosystem, with a particular emphasis on expanding our strategic alliances and cloud-focused partnerships, such as AWS, Azure, Google Cloud Platform, Red Hat OpenShift, and VMware Tanzu.

The Dynatrace Software Intelligence Platform
Dynatrace® is a software intelligence platform purpose-built for dynamic multi-cloud environments. Dynatrace® provides APM, infrastructure monitoring, AIOps, Digital Experience Monitoring (DEM) and Digital Business Analytics, in an easy-to-use, highly automated all-in-one solution. We engineered Dynatrace® to simplify the operation of complex multi-cloud environments and capture a wide variety of high-fidelity application and telemetry data at scale, then dynamically map all components and their dependencies for real-time, continuous context to provide answers to issues, bottlenecks, degradations and more using our proprietary AI engine. We believe this enhanced observability and automation across the full multi-cloud ecosystem enables our customers to modernize and automate IT operations more easily, develop and release higher quality software faster, and deliver superior user experiences consistently.
Our proprietary, single-agent technology, OneAgent® automatically and continuously discovers metrics, logs, traces, code, user experiences and more to simplify implementation, upgrading and on going operation of dynamic multi-cloud environments. We believe that OneAgent® offers significant time savings to our customers by providing them with the ability to automate on going deployment, continuous configuration, and periodic upgrades, which allows customers to quickly and efficiently monitor more applications efficiently and effectively.
Our SmartScape® technology continually maps a complete topology of the full-stack of modern software components and continuously updates in real-time to provide a comprehensive view of how virtual networks and infrastructure are running, what and where containers and applications are running, how processes are behaving and how all these entities are connected and performing.
With automatic baselining, our Davis™ AI continually learns what normal performance is, processing billions of dependencies in milliseconds, to serve up answers that are beyond human capabilities. This allows our proprietary, explainable Davis™ AI engine to provide precise root cause problem identification, enabling faster decision making, greater optimization of IT resources, and better business outcomes.
We engineered Dynatrace® for web-scale, multi-cloud environments with enterprise-grade governance and security and the ability to provide custom and secure role-based application and topology viewing access. We designed Dynatrace® to be highly scalable in order to capture and analyze massive data sets produced by multi-cloud environments in real-time. We believe that collecting high-fidelity data in one common architecture improves the intelligence of our AI engine and provides more precise answers about software performance and user activity across the full-stack. Using an application program interface, or API, we can extend Dynatrace® into common IT operations toolsets like ServiceNow and Atlassian’s software portfolio, enriching information users receive, increasing automation of business processes, and providing incremental context to improve decision making and drive greater IT operational efficiency.

Dynatrace Explainable AI Delivers Answers, Not Just Data
Dynatrace® is a full-stack, all-in-one platform, which includes APM, DEM, AIOps, Digital Business Analytics and Infrastructure Monitoring. Customers typically start with APM and expand to include DEM for experience management and Infrastructure Monitoring when full APM is not required. Davis™, our AI engine, is part of every Dynatrace® license since it is a core component of our software intelligence approach.
We deploy our platform as a SaaS solution, with data hosted in the cloud or at the edge on customer-provisioned infrastructure. This latter option we refer to as “Managed,” as we provide updates and enhancements automatically on a monthly basis while allowing customers the flexibility and control to adhere to their own data security and sovereignty requirements.

Dynatrace Software Intelligence for Dynamic Multi-cloud Environments
Application Performance Monitoring
Our approach to APM changes the way in which our customers monitor applications and manage transactions across highly complex multi-cloud environments. Because cloud applications are dynamic, we engineered our instrumentation to be automatic. Because cloud applications run on shared infrastructure, leveraging shared services, we monitor the full-stack to provide visibility into distributed transactions and underlying code (via PurePath®) as well as entity relationships and dependencies (via SmartScape®). Because dynamic multi-cloud environments are virtualized layers of software, we gather metrics and telemetry beyond transaction data, including log and event data. And because multi-cloud environments are highly complex, we analyze all data and dependency context via our AI engine. This combination of capabilities allows our customers to manage web-scale cloud environments easily, with continuous observability and insights into cloud operations, DevOps continuous integration and delivery pipelines, and business outcomes. Application coverage includes, though not limited to, traditional web and mobile environments such as Java, .NET, and PHP, modern environments such as Node.js and GoLang, database environments both SQL and NoSQL and mainframe environments such as CICS and IMS.

Infrastructure Monitoring
Dynatrace® includes Infrastructure Monitoring to provide full visibility into the infrastructure layer across public, private, and multi-cloud environments. We offer extensive coverage, including integrations with cloud platforms, such as AWS, Azure, Google Cloud Platform, VMware Tanzu, Red Hat OpenShift and Kubernetes, by utilizing our OneAgent instrumentation and powerful API ingestion capabilities to provide a single source of analysis across environments.
We natively and automatically monitor containers and the microservices running inside of them, without the need to manually instrument each container. Our analysis includes full observability into server metrics, including CPU, memory, network performance, and processes running on these hosts, including virtualized components. We also capture all relevant log files and put them in context of a transaction or a problem analysis to allow for richer detail and faster decision making.
Infrastructure Monitoring from Dynatrace® is part of our full-stack agent deployment or can be licensed in an infrastructure-only mode for host environments that do not require application analysis, such as directory services, middleware services, certificate services, and a variety of public cloud services.
AIOps
Dynatrace® uses explainable AI and full-stack intelligence, which we call Davis, to simplify IT operations, accelerate DevOps success, and improve business outcomes. Davis reduces the alert noise that is often associated with correlation engines used in enterprise environments by providing precise root-cause analysis to enable proactive troubleshooting and rapid remediation without the delays and inefficiencies associated with alternative approaches. Dynatrace® continuously auto-detects the entire technology stack as well as third-party APIs to create a visual map of all elements of the environment and their dependencies, including applications, services, processes, hosts, networks, and infrastructure. This allows the platform to learn a baseline of normal performance and interdependencies. When anomalies are automatically detected, the AI engine determines the precise root cause of the anomaly and prioritizes its importance based on user and service impact. By using an open API, the Dynatrace® AI engine can ingest and analyze third party data, such as firewall, load balancer, certificate server and more, to extend coverage and tailor to the specific environments of each customer.
We integrate our software intelligence with service management platforms to provide enriched data and improved workflows. This includes integrations with third parties such as ServiceNow and Atlassian, providing real-time updates to more accurately route problem tickets to the most appropriate IT teams and enriching the information available to them.
Davis™, our AI engine is part of every Dynatrace® license since it is a core component of our software intelligence approach. Customers who wish to enrich our AI engine with 3rd party data can license for incremental data ingestion.
Digital Experience Management (DEM)
Dynatrace® provides intelligence into the digital experience of end users and how the software can be optimized to enhance user experience and maximize conversions. Our coverage has the ability to span across multiple applications to provide a single view of a customer journey across mobile, web, kiosk, SaaS applications, and IoT devices. Dynatrace® integrates three user experience capabilities into one Digital Experience Management solution—Real User Monitoring (RUM), Synthetic Monitoring and Session Replay. We believe this integration simplifies use, accelerates adoption and increases value for our customers.
Dynatrace® RUM automatically captures every click, tap, and swipe of the user, regardless of device, across targeted applications. This capability is designed to enable our customers to quickly determine the impact that performance has on their conversion rates and revenue. We monitor at a user journey level to preserve a user’s context for analysis, reporting, customer care and cross-channel tracking (e.g. a journey that traverses a mobile device and PC, or IoT devices and mobile device).
Dynatrace® Synthetic monitoring provides a proactive view into application and API performance and availability without the need for a live user of the application and can do so from multiple locations around the world. In addition, a customer can choose to extend test locations as well as test additional applications via private on-premise nodes. Simulated user visits are scripted by clicking through an application as a user would, and then provisioned and monitored by our SaaS DEM portal. Our customers use synthetic monitoring for proactive alerting and service level agreement management for both internally built cloud applications as well as for monitoring third-party applications such as Salesforce, Zoom, NetSuite, ServiceNow, and more.
Dynatrace® Session Replay provides digital business teams, customer care teams and DevOps teams a visual recording of a real user’s journey, including what they saw, what they clicked-on, how they traversed the application, and how they converted or where they abandoned. This expands Dynatrace’s® capabilities beyond user experience monitoring and into user behavior monitoring and analysis.
All Dynatrace® DEM capabilities use a common user interface, common dashboard and reporting system, and a common licensing scheme that we call “DEM units.” Customers license DEM separately and the license supports all three capabilities.

Digital Business Analytics
In October 2019, we introduced Digital Business Analytics on the Dynatrace® platform. Digital Business Analytics provides real-time, AI-powered answers to business questions using data already flowing through Dynatrace’s application and digital experience monitoring modules. By tying together user experience, customer behavior and application performance data with business metrics, Digital Business Analytics provides real-time answers about conversions, orders, churn, release validation and customer segmentation. Traditionally, application owners and business users have used disparate, siloed tools and have manually analyzed data, which hampered their ability to run and optimize their digital business offerings in real-time.  Dynatrace’s AI engine Davis™ is at the core of Digital Business Analytics. Davis™ continually learns what expected “normal” business performance looks like and provides proactive answers to issues, enabling faster decision making, greater optimization of resources and better business outcomes. Over the next several quarters we plan to add additional analytics and integration capabilities as we develop Digital Business Analytics into a comprehensive business analytics offering.  Over time, we believe Digital Business Analytics could expand our total addressable market by several billion dollars, as we enter and expand our offerings into a segment of the larger Analytics and Business Intelligence market.  According to Gartner, the Analytics and Business Intelligence market within the Enterprise Application Software macro-market is estimated to be $24 billion globally in 2020.
Our Classic Products
Prior to launching Dynatrace® in 2016, our solutions consisted of the following suite of APM products, or the Classic products, which as of April 2018 are only available to customers who had previously purchased these products. We have largely incorporated the use cases for these products into our new Dynatrace® platform. These products made up only 8% of Total ARR at the end of March 2020.
AppMon
AppMon continuously discovers and monitors all processing in application environments. AppMon works across a wide variety of traditional application environments including mobile apps, web apps, web browsers, web servers, Java, .NET, Node.js, PHP, databases, middleware, and mainframe. Typically, AppMon is deployed on-premise using customer-provisioned infrastructure.
Classic Real User Monitoring
Classic RUM (also called End User Experience Monitoring) tracks each user’s experience from an edge device, such as a smart phone, tablet, PC or kiosk, through cloud services to and including a customer’s web tier. Combined with AppMon, and leveraging PurePath® technology, Classic RUM is designed to enable customers to understand the impact that performance has on user experience. Like AppMon, Classic RUM is typically deployed using customer-provisioned infrastructure.
Synthetic Classic
Synthetic Classic provided a simulated customer experience and was used to monitor application and API availability and performance. Its functionality has been redesigned and is now included in the Dynatrace DEM module. The Synthetic Classic product is no longer available as of April 2020 after customers were fully migrated to Dynatrace.
Network Application Monitoring
Network Application Monitoring, or NAM (also called DC RUM), provides visibility into traditional enterprise applications, network services, user experience, and application delivery across complex wide-area networks using a passive wire-data approach. NAM extends visibility into applications and key network infrastructure, such as SAP, Citrix, Oracle Applications, and more, complementing host-based monitoring. NAM is deployed using customer-provisioned infrastructure.
Research and Development
Our research and development organization is responsible for the design, development, testing, and operation of all aspects of our software intelligence offerings, addressing new use cases, adding new innovative capabilities, extending the scale and scope of our technology, and embracing modern cloud and AI technologies while maintaining high quality.
We utilize an agile development process with 100% test automation to deliver approximately 25 major software releases per year and hundreds of minor releases, fixes and currency updates. We believe monitoring the full-stack of software required by dynamic multi-cloud environments requires a highly efficient and agile process to enable high-performing software across the diverse, dynamic cloud ecosystems of our customers.
Our primary lab locations are located in Austria, Poland and Spain. We believe that our extensive European lab network is an advantage in driving lower costs, higher quality software and a more stable workforce.

Customers
As of March 31, 2020, we had more than 2,700 customers in over 80 countries. No organization or customer accounted for more than 10% of our revenue for the years ended March 31, 2020, 2019, and 2018. Representative customers, which generated Dynatrace® ARR in excess of our average Dynatrace ARR® per customer for the year ended March 31, 2020 and reflect the industry diversity of our Dynatrace customers, include Lloyds TSB, The Western Union Company, American Fidelity Assurance Company, The Kroger Co., Daimler AG, Air Canada, SAP SE and Autodesk, Inc.
Sales and Marketing
We take Dynatrace® to market through a combination of our global direct sales team and a network of partners, including resellers, system integrators and managed service providers. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $750 million, which we believe see more value from our integrated full-stack platform.
Our sales and marketing organizations seek to promote the Dynatrace brand, our platform capabilities, and develop partnerships to drive revenue growth. We utilize a variety of go-to market strategies, including search engine optimization, online advertising, free software trials, events, online webinars, and broad content marketing strategies. We nurture our existing customer base through ongoing education, training, and upsell and cross-sell opportunities. We do this primarily through our digital online channels, such as the Dynatrace Community and Dynatrace University, as well as our customer event series ‘Perform’ – which caters to more than 7,500 people across 30 events globally.
Partners
We develop and maintain partnerships that help us market and deliver our products to our customers around the world. Our mission is to bring together industry experts and hands-on practitioners to create a world class partner network. In addition, our partner network extends the sales reach of the Dynatrace® platform providing new sales opportunities, renewals of existing subscriptions, as well as upsell and cross sell opportunities. Our partner network includes the following:

•
Cloud providers.     We work with many of the major cloud providers to increase awareness of our products and make it easy for customers to access our software. Our software is developed to run in and integrate with leading cloud providers, such as, AWS, Azure, and Google Cloud Platform. Our customers are also able to procure our software through leading marketplaces such as AWS, Azure, SAP, and IBM.

•
Resellers.     Our resellers market and sell our products throughout the world, and provide a go-to-market channel in regions where we do not have a direct presence, such as Africa, Japan, the Middle East, Russia, and South Korea.

•
Technology alliance partners.     We partner with leading innovative technology organizations such as Red Hat, VMWare, and Atlassian to develop integrations, best practices, and extended capabilities that help our customers and solution partners achieve faster time to market and enhanced value in dynamic multi-cloud environments.

•
System integrators.     We have a network of systems integrators, both global and regional, that help joint customers integrate our products into their multi-cloud ecosystems. These partners extend our scale and reach and collaborate with our direct sales teams, bringing domain expertise in technologies and industries along with additional offerings powered by Dynatrace®.

Professional Services
Our global team of highly skilled consultants, architects and certified partners deliver strategic guidance and leadership designed to drive innovation for our customers. Whether working directly onsite or remotely by virtual engagement, Dynatrace offers and delivers a modernized portfolio of consulting and architectural services designed for every stage of our customers’ cloud transformation journey. Our expertise includes cloud ecosystem integration, incident and alert management integration, DevOps CI/CD integration, user experience and business intelligence insights and more.
Dynatrace University is our global on-line, self-service education program that provides a number of learning options for customers and partners to develop their skills around monitoring, managing, integrating, and analyzing multi-cloud environments and application workloads with Dynatrace.
Support and SaaS Operations
Dynatrace ONE is our innovative onboarding and support service focused on simplifying and streamlining the experience our customers have with the company and our products. This service is delivered by a global team of product specialists, customer success managers, and support engineers. Dynatrace ONE uses in-product chat as the primary vehicle for customer interaction to drive adoption and growth, as well as to handle issues and user questions. We maintain a SaaS-like connection to tenants and clusters, both in the cloud and managed on customer provisioned infrastructure, via our “Mission Control” system, which allows us to streamline communication and accelerate resolution of issues. Dynatrace ONE is offered to all Dynatrace customers free of charge and includes automatic product updates and upgrades, online access to documentation, knowledge base, and discussion forums as well as access to Dynatrace University. Dynatrace ONE is comprised of technical personnel distributed across three territories and provides global coverage during normal business hours, and across multiple languages.
Dynatrace ONE Premium is an extra level of support services for customers who want to accelerate their adoption of our platform, increase their access to support, and extend their hours of expert coverage. Dynatrace ONE Premium offers dedicated expertise for customers with designated Product Specialists and Customer Success Managers familiar with the customer’s environment, goals, and challenges in order to provide a customized success plan.
We proactively monitor our customers’ Dynatrace® installations around the world, whether tenants are shared in the cloud or managed on customer-provisioned infrastructure. We operate our SaaS offerings in geographic locations across North America, Europe and Asia within AWS, combined with worldwide coverage of synthetic nodes in approximately 50 different datacenters including AWS, Microsoft Azure, and Alibaba Cloud Services. Our Dynatrace Security Team develops new process and technology controls, while we also employ third party firms for penetration tests, security audits, and security testing.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures, and restrictions provide only limited protection. As of March 31, 2020, we had 67 issued patents, 61 of which are in the United States, and 25 pending applications, of which 20 are in the United States. Our issued patents expire at various dates through February 2038. We cannot be assured that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow the scope of the claims sought. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
We have registered “Dynatrace” and the “Dynatrace” logo as trademarks in the United States and other jurisdictions for our name and our product as well as certain other words and phrases that we use in our business, including “One Agent”, “PurePath”, “SmartScape” and “Davis” (registration pending). We have registered numerous Internet domain names related to our business. We also license software from third parties for integration into our applications and utilize open source software.
We enter into agreements with our employees, contractors, customers, partners, and other parties with which we do business to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property. The enforcement of our intellectual property rights also depends on any legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed.
Furthermore, effective patent, trademark, trade dress, copyright, and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.
Competition
The market for software application monitoring and analytics solutions is evolving, complex and defined by changing technology and customer needs. We expect competition to intensify in the future as competitors bundle new and more competitive offerings with their existing products and services, and as products and product enhancements are introduced into our markets. As we have expanded our capabilities beyond traditional APM, we increasingly compete with a wider range of vendors. We expect competition to continually evolve as enterprises shift to dynamic multi-cloud environments and as more mature vendors look to provide a holistic approach to monitoring.
We compete either directly or indirectly with:

•	APM vendors, such as Cisco AppDynamics, Broadcom, and New Relic;

•	infrastructure monitoring vendors, such as BMC, Datadog, and Nagios;

•	DEM vendors, such as Akamai and Catchpoint;

•	point solutions from public cloud providers; and

•	IT operations management, AIOps, and business intelligence providers that with offerings that cover some portion of the capabilities that we provide.
In addition to the above companies, we also face potential competition from vendors in adjacent markets that may offer capabilities that overlap with ours. We may also face competition from companies entering our market, including large technology companies which could expand their platforms or acquire one of our competitors.
The principal competitive factors in our markets are:

•	artificial intelligence capabilities;

•	automation;

•	product features, functionality, and reliability;

•	ease and cost of deployment, use and maintenance;

•	deployment options and flexibility;

•	customer, technology, and platform support;

•	ability to easily integrate with customers software application and IT infrastructure environments;

•	the quality of data collection and correlation;

•	interoperability and ease of integration; and

•	brand recognition.
While we believe that we compete favorably on the basis of the foregoing factors, we may be at a competitive disadvantage to certain of our current and future competitors as they may be able to devote greater resources to the development and improvement of their products and services than we can and, as a result, may be able to respond more quickly to technological changes and customers’ changing needs. Moreover, because our market is changing rapidly, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid product development cycles or lower marketing costs, could introduce new products and services that disrupt the manner in which our all-in-one, highly automated approach addresses the needs of our customers and potential customers.
Employees
As of March 31, 2020, we had 2,243 full-time employees, including 691 in sales and marketing, 742 in research and development, 230 in administrative functions, 229 in services, and 351 in customer support. Among our full-time employees as of March 31, 2020, 861 were in North America, 1,117 were in EMEA, 200 were in Asia Pacific, and 65 were in Latin America.
Corporate Information
Our principal executive offices are located at 1601 Trapelo Road, Suite 116, Waltham, MA 02451 and our telephone number at that address is (781) 530-1000. Our website address is www.dynatrace.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report, and inclusions of our website address in this Annual Report are inactive textual references only.
The Dynatrace design logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report are the property of Dynatrace LLC. This Annual Report includes our trademarks and trade names, including, without limitation, Dynatrace®, OneAgent®, SmartScape®, PurePath® and Davis™, which are our property and are protected under applicable intellectual property laws. Other trademarks and trade names referred to in this Annual Report are the property of their respective owners.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, we have elected to comply with certain reduced public company reporting requirements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or IPO, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. Beginning March 31, 2021, we expect to no longer qualify as an emerging growth company.
Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on the Investor Relations section of our website at www.dynatrace.com as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (SEC). The SEC maintains an Internet website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business
The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization, or WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.
As a result of the COVID-19 pandemic, we have temporarily closed our global offices, including our corporate headquarters and R&D labs, suspended all company-related travel, and substantially all Dynatrace employees globally are required to work from home for the foreseeable future. We shifted our annual Sales Kickoff and other events to virtual-only experiences, and have either canceled or changed other customer and industry events to dial-in experiences. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future, including Perform 2021. All of these changes may disrupt the way we operate our business. Given that the economic consequences of the COVID-19 pandemic have been exceptionally challenging for many of our customers and prospects, we have offered extended free trial periods in certain circumstances, changed how we spend on marketing and lead generation activities, and slowed down the pace at which we are hiring new employees.
Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of spending on software products and could adversely affect our customers’ ability or willingness to purchase our offerings; the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts or term licenses; or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
Our operations have also begun to be affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of COVID-19. If the COVID-19 pandemic starts to have a substantial impact on the productivity of our employees, and partners or a continued substantial impact on the attendance of our employees, or a continued and substantial impact on the ability of our customers to purchase our offerings, our results of operations and overall financial performance may be harmed.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners, vendors and the global economy. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, in particular, risks related to our ability to secure customer renewals, the addition of new customers and increased revenue from existing customers, risks that our operating results could be negatively affected by changes in the sizes or types of businesses that purchase our platform and the risk that weakened global economic conditions may harm our industry, business and results of operations.
We have experienced rapid subscription revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2018 to the year ended March 31, 2019, our subscription revenue grew 36% from $257.6 million to $349.8 million, respectively. From the year ended March 31, 2019 to the year ended March 31, 2020, our subscription revenue grew 39% from $349.8 million to $487.8 million, respectively. From the year ended March 31, 2018 to the year ended March 31, 2019, subscription revenue as a percentage of total revenue grew from 65% to 81%, respectively. From the year ended March 31, 2019 to the year ended March 31, 2020, subscription revenue as a percentage of total revenue grew from 81% to 89% respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:

•	our ability to attract new customers and retain and increase sales to existing customers;

•	our ability to continue to expand customer adoption of our Dynatrace® platform, including the conversion of customers from our Classic products;

•	our ability to develop our existing platform and introduce new solutions on our platform;

•	continued growth of cloud-based services and solutions;

•	our ability to continue to develop and offer products and solutions that are superior to those of our competitors;

•	our ability to retain customers;

•	our ability to expand into new geographies and markets, including the business intelligence and data analytics market; and

•	our ability to hire and retain sufficient numbers of sales and marketing, research and development and general and administrative personnel, and expand our global operations.
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
Our annual and quarterly revenue and operating results have fluctuated significantly in the past and may vary significantly in the future due to a variety of factors, many of which are outside of our control. Our financial results in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. If our revenues, earnings or operating results fall below the expectations of investors or securities analysts in a particular quarter, or below any guidance that we may provide, the price of our common stock could decline. We may not be able to accurately predict our future billings, revenues, earnings or operating results. Some of the important factors that may cause our operating results to fluctuate from quarter to quarter or year to year include:

•	fluctuations in the demand for our solutions, and the timing of purchases by our customers, particularly larger purchases;

•	fluctuations in the rate of utilization by enterprise customers of the cloud to manage their business needs, or a slow-down in the migration of enterprise systems to the cloud;

•	our ability to attract new customers and retain existing customers;

•	our ability to expand into new geographies and markets, including the business intelligence and data analytics market;

•	the budgeting cycles and internal purchasing priorities of our customers;

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
At March 31, 2020, we had approximately $550.0 million of aggregate indebtedness, as defined in the Credit Agreement, consisting of $521.1 million outstanding under our first lien term loan facility, $15.3 million outstanding under a $25.0 million letter of credit sub-facility and $11.1 million in unamortized debt issuance fees. Under our first lien term loan facility, we are required to repay approximately $2.4 million of principal at the end of each quarter (commencing March 31, 2019) and are required to pay accrued interest on the last day of each interest accrual period. During the second quarter of fiscal 2020, we repaid all outstanding borrowings and accrued interest under our second lien term loan facility and recognized a loss on debt extinguishment of $2.7 million within “Interest expense, net” in the consolidated statements of operations for the year ended March 31, 2020. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $39.6 million, $41.0 million, and $38,000 during the years ended March 31, 2020, 2019, and 2018, respectively.

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
Our Credit Facility also contains numerous affirmative covenants, including financial covenants. Even if our Credit Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants. For a more detailed description of our indebtedness, see Note 10 to our consolidated financial statements.
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we may have difficulty paying the interest and principal amount of our outstanding indebtedness and meeting the financial covenants set forth in our Credit Facility. If we are unable to generate sufficient cash flow or otherwise to obtain the funds necessary to make required payments under our Credit Facility, or if we fail to comply with the various requirements of our indebtedness, we could default under our Credit Facility. Our Credit Facility also contains provisions that trigger repayment obligations or an event of default upon a change of control, as well as various representations and warranties which, if breached, could lead to an event of default. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our Credit Facility, an increase in the applicable interest rates under our Credit Facility, and a requirement that our subsidiaries that have guaranteed our Credit Facility pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our Credit Facility, including substantially all of our and our subsidiary guarantors’ assets. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our Credit Agreement or to remedy any defaults under our Credit Agreement. In addition, in the event of any default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments. Any such default could have a material adverse effect on our liquidity, financial condition and results of operations.
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

Changes in U.S. tax law could adversely affect our business and financial condition.
The laws, rules and regulations dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.
For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. In addition, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters.
It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.
The spin-off of Compuware and the spin-off of SIGOS were taxable transactions for us, and we are subject to tax liabilities in connection with such transactions.
Neither the spin-off of Compuware, or the Compuware Spin-Off, nor the spin-off of SIGOS, or the SIGOS Spin-Off, qualified as a tax-free spin-off under Section 355 or other provisions of the Internal Revenue Code, or the Code. Estimated corporate-level U.S. federal, state and local taxes, or the Estimated Compuware Spin Tax Liability, were paid by us in connection with the Compuware Spin-Off and in connection therewith, Compuware distributed to us $265.0 million, as described below. These estimated taxes were generally based upon the gain computed as the difference between the fair market value of the Compuware assets distributed and the adjusted tax basis in such assets. We did not have sufficient losses available to fully offset the gain we expect to realize as a result of the Compuware Spin-Off. We do not believe we incurred any material tax liabilities in connection with the SIGOS Spin-Off because the estimated fair market value of the SIGOS assets was materially similar to the adjusted tax basis in such assets.
Pursuant to a Master Structuring Agreement, Compuware distributed to us an amount equal to $265.0 million concurrently with the Compuware Spin-Off in connection with the estimated tax liability. However, the actual amount of our tax liability relating to the Compuware Spin-Off will not be determined until we complete our applicable tax returns with respect to the taxable period that includes the Compuware Spin-Off, as certain factors within these returns will determine the effective rate at which the gain will be taxed. We would be solely responsible for any amount of taxes owed in excess of the Estimated Compuware Spin Tax Liability, which amount could be material, and Compuware will not pay or reimburse us for such amount. We have calculated an Estimated Compuware Spin Tax Liability of $251.8 million and paid such amounts to the relevant tax authorities. Although the Estimated Compuware Spin Tax Liability has been calculated based on a third-party valuation of Compuware and we believe is a reasonable estimate of the taxes owed by us with respect to the Compuware Spin-Off, we cannot offer any assurances that the final tax liability will not be different. Any tax liabilities in excess of the Estimated Compuware Spin Tax Liability may adversely affect our results of operations.
In addition, if the Internal Revenue Service or other taxing authorities were to successfully challenge in an audit or other tax dispute the amount of taxes owed in connection with the Compuware Spin-Off or the SIGOS Spin-Off, we could be liable for additional taxes, including interest and penalties. We would be responsible for any such additional amounts, which would not be reimbursed to us by Compuware. While we have obtained an insurance policy that provides coverage if the Internal Revenue Service or other taxing authorities assert that additional taxes are owed in connection with the Compuware Spin-Off, such policy is subject to certain limitations and exclusions, and we cannot offer any assurances that such policy will fully cover any additional taxes owed by us. We did not obtain a tax insurance policy relating to the SIGOS Spin-Off. Any tax liabilities determined to be owed by us relating to the Compuware Spin-Off or the SIGOS Spin-Off following an audit or other tax dispute may adversely affect our results of operations.
Federal and state fraudulent transfer laws may permit a court to avoid Compuware’s distribution to us to partially satisfy the estimated tax liability incurred by us from the Compuware Spin-Off.
On July 31, 2019, Compuware distributed $265.0 million to us to partially or wholly satisfy the estimated tax liability incurred by us in connection with the Compuware Spin-Off. Such distribution might be subject to challenge under federal and state fraudulent conveyance laws even if the distribution was completed. Under applicable laws, the distribution could be avoided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return for, and was insolvent or rendered insolvent by reason of, the transfer. Alternatively, the distribution could be avoided as a preference if Compuware were to commence a bankruptcy case within one year following the distribution if we are deemed to be an “insider” with respect to Compuware under the U.S. Bankruptcy Code.
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
Market adoption of software intelligence solutions for application performance monitoring, digital experience monitoring, infrastructure monitoring, AIOps and the business intelligence and analytics market is relatively new and may not grow as we expect, which may harm our business and prospects.
The utilization of software intelligence solutions, such as Dynatrace®, for digital experience monitoring, infrastructure monitoring, and AIOps is relatively new. We believe our future success will depend in large part on the growth, if any, in the demand for software intelligence solutions, particularly the demand for enterprise-wide solutions. We currently target the markets for application performance monitoring, or APM, infrastructure monitoring, AIOps and digital experience monitoring and business intelligence and analytics. It is difficult to predict customer demand, adoption, churn and renewal rates for our solutions, the rate at which existing customers expand their usage of our solutions, the size and growth rate of the market for our solutions. Expansion in our addressable market depends on a number of factors, including the continued and growing reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased use of microservices and containers, as well as the continued proliferation of mobile applications, large data sets, cloud computing and the Internet of Things. If our solutions do not achieve widespread adoption or there is a reduction in demand for software intelligence solutions generally, it could result in reduced customer purchases, reduced renewal rates and decreased revenue, any of which will adversely affect our business, operating results and financial condition.
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

•
delays or failures to provide updates to customers to maintain compatibility between Dynatrace® and the various applications and platforms being used in the customers’ application and multi-cloud environment;

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
Multi-cloud deployments utilize multiple third-party platforms and technologies, and these technologies are updated to new versions at a rapid pace. As a result, we deliver frequent updates to our solutions designed to maintain compatibility and support for our customers’ changing technology environments and ensure our solutions’ ability to continue to monitor the customer’s applications. If our solutions fail to work with any one or more of these technologies or applications, or if our customers fail to install the most recent updates and versions of our solutions that we offer, our solutions will be unable to continuously monitor our customer’s critical business applications.

Ensuring that our solutions are up-to-date and compatible with the technology and multi-cloud platforms utilized by our customers is critical to our success. We have formed alliances with many technology and cloud platform providers to provide updates to our solutions to maintain compatibility. We work with technology and cloud platform providers to understand and align updates to their product roadmaps and engage in early access and other programs to ensure compatibility of our solutions with the technology vendor’s generally available release. If our relations with our technology partners ceases we may be unable to deliver these updates, or if our customers fail to install the most recent updates and versions of our solutions that we offer, then our customers’ ability to benefit from our solution may decrease significantly and, in some instances, may require the customer to de-install our solution due to the incompatibility of our solution with the customer’s applications.
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
To continue to grow our business, it is important that we continue to attract new customers to purchase and use our solutions. Our success in attracting new customers depends on numerous factors, including our ability to:

•	offer a compelling software intelligence platform and solutions;

•	execute our sales and marketing strategy;

•	attract, effectively train and retain new sales, marketing, professional services and support personnel in the markets we pursue;

•	develop or expand relationships with technology partners, systems integrators, resellers, online enterprise marketplaces and other partners;

•	expand into new geographies and markets, including the business intelligence and data analytics market;

•	deploy our platform and solutions for new customers; and

•	provide quality customer support.
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
Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition” included in Part II, Item 7 of this Annual Report.
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
United States Generally Accepted Accounting Principles, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or a change in these interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, ASC 606 is a newly adopted standard for revenue recognition in which the FASB’s Emerging Issues Task Force has taken up certain topics which may result in further guidance which we would need to consider in our related accounting policies.

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
Our solutions and underlying platform are complex, and in the past, we or our customers have discovered software errors, failures, defects and vulnerabilities in our solutions after they have been released, including after new versions or updates are released. Our solutions and our platform are often deployed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which have in the past, and may in the future, cause errors in, or failures of, our solutions or other aspects of the computing environment into which they are deployed. In addition, deployment of our solutions into complicated, large-scale computing environments have in the past exposed, and may, in the future, expose undetected errors, failures, defects or vulnerabilities in our solutions. Despite testing by us, errors, failures, defects or vulnerabilities may not be found in our solutions until they are released to our customers or thereafter. Real or perceived errors, failures, defects or vulnerabilities in our solutions could result in, among other things, negative publicity and damage to our reputation, lower renewal rates, loss of or delay in market acceptance of our solutions, loss of competitive position or claims by customers for losses sustained by them or expose us to breach of contract claims, regulatory fines and related liabilities. If vulnerabilities in our solutions are exploited by third parties, our customers could experience damages or losses for which our customers seek to hold us accountable.  In the case of real or perceived errors, failures, defects or vulnerabilities in our solutions giving rise to claims by customers, we may be required, or may choose, for regulatory, contractual, customer relations or other reasons, to expend additional resources in order to help correct the problem.
Security breaches, computer malware, computer hacking attacks and other security incidents could harm our business, reputation, brand and operating results.
Security incidents have become more prevalent across industries and may occur on our systems, or on the systems of third parties we use to host our solutions or SaaS solutions that we use in the operation of our business. These security incidents may be caused by or result in but are not limited to security breaches, computer malware or malicious software, ransomware, computer hacking, denial of service attacks, security system control failures in our own systems or from vendors we use, email phishing, software vulnerabilities, social engineering, sabotage, drive-by downloads and the malfeasance of our own employees. In particular, because we utilize a multi-tenant platform, any security breach would potentially affect a significant amount of our customers. Such security incidents, whether intentional or otherwise, may result from actions of hackers, criminals, nation states, vendors, employees, contractors, customers or other threat actors. We have experienced two email phishing attacks that resulted in the compromise of a limited number of email accounts. Although we have taken a number of measures to prevent future phishing attacks, we cannot be certain that our efforts will be effective.
We have experienced and may in the future experience disruptions, outages and other performance problems on our internal systems due to service attacks, unauthorized access or other security related incidents. Any security breach or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification or corruption of data, software, hardware or other computer equipment and the inadvertent transmission of computer malware could harm our business, operating results and financial condition, and expose us to claims arising from loss or unauthorized disclosure of confidential or personal information and the related breach of our contracts with customers or others, or of privacy or data security laws. If an actual or perceived security incident occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines, private lawsuits and changed security control, system architecture and system protection measures.
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. The members of our senior management team are employed on an at-will basis, which means that they are not contractually obligated to remain employed with us and could terminate their employment with us at any time. Accordingly, and in spite of our efforts to retain our senior management team, any member of our senior management team could terminate his or her employment with us at any time and go to work for one of our competitors, after the expiration of any applicable non-compete period. The loss of one or more members of our senior management team, particularly if closely grouped, could adversely affect our ability to execute our business plan and thus, our business, operating results and prospects. We do not maintain key man insurance on any of our officers, and we may not be able to find adequate replacements. If we fail to develop effective succession plans for our senior management team, and to identify, recruit and integrate strategic hires, our business, operating results and financial condition could be adversely affected.
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
Revenue from customers located outside of the United States represented 45%, 46%, and 46% of our total revenue for the years ended March 31, 2020, 2019 and 2018, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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

•
compliance with privacy, data protection and data security laws of many countries, including the European Union’s General Data Protection Regulation, or GDPR, which became effective in May 2018, and the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020;

•
heightened risk of unfair or corrupt business practices in certain geographies, and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	limited or uncertain protection of intellectual property rights in some countries and the risks and costs associated with monitoring and enforcing intellectual property rights abroad;

•	greater difficulty in enforcing contracts and managing collections in certain jurisdictions, as well as longer collection periods;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	social, economic and political instability, epidemics and pandemics, terrorist attacks and security concerns in general; and

•	potentially adverse tax consequences.
These and other factors could harm our ability to generate future global revenue and, consequently, materially impact our business, results of operations and financial condition.
Economic conditions and regulatory changes following the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.
The United Kingdom, or U.K., formally left the European Union, or the EU, on January 31, 2020, typically referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and EU, the U.K. will be subject to a transition period until December 31, 2020 during which EU rules will continue to apply. Negotiations between the U.K. and EU are expected to continue in relation to the customs and trading relationship between the U.K. and EU following the expiration of the transition period. The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after the transition period may be a source of instability in international markets, create significant currency fluctuations and otherwise adversely affect trading agreements or similar cross-border cooperation arrangements, whether economic, tax, fiscal, legal, regulatory or otherwise. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. For example, following the transition period, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the European Economic Area more difficult. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding the future relationship between the U.K. and EU could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.
Additionally, Brexit has resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Although this strengthening has been somewhat ameliorated by the implementation of the transition period, because we translate revenue denominated in foreign currency into U.S. dollars for our financial statements, during periods of a strengthening U.S. dollar, our reported revenue from foreign operations is reduced. As a result of Brexit and the continued negotiations between the U.K. and EU, there may be further periods of volatility in the currencies in which we conduct business.
The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets following the transition period. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate, which could present new regulatory costs and challenges.
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
As of March 31, 2020, we had 67 issued patents, 61 of which are in the United States, and 25 pending applications, of which 20 are in the United States. Our issued patents expire at various dates through February 2038. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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

We may acquire other businesses, products or technologies in the future which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.
As part of our business growth strategy and in order to remain competitive, we may acquire, or make investments in, complementary companies, products or technologies. For example, in 2017 we acquired Qumram AG, a provider of session replay technology that captures end users’ digital experiences across browsers, interfaces and devices. We may not be able to find suitable acquisition targets in the future, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts and investors. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. In addition, while we will make significant efforts to address any information technology security and privacy compliance issues with respect to any acquisitions, we may still inherit such risks when we integrate the acquired products and systems as well as any personal information that we acquire. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquired business, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisitions, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
Internationally, virtually every jurisdiction in which we operate has established its own privacy, data protection and/or data security legal framework with which we or our customers must comply, including but not limited to the EU. In the European Union, data protection laws are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. In addition, the EU has adopted the GDPR, which became effective and enforceable across all then-current member states of the EU on May 25, 2018 and contains numerous requirements and changes from prior EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including heightened notice and consent requirements, greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. Moreover, the GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Following the U.K.’s withdrawal from the EU on January 31, 2020, pursuant to the transitional arrangements agreed between the U.K. and EU, the GDPR will continue to have effect in U.K. law until December 31, 2020 in the same fashion as was the case prior to such withdrawal as if the U.K. remained a member state of the EU for such purposes. Following

December 31, 2020, it is likely that the data protection obligations of the GDPR will continue to apply to U.K.-based organizations’ processing of personal data in substantially unvaried form and fashion for at least the short term thereafter.
In addition to the GDPR, the European Union also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation has been delayed but could be enacted sometime in the relatively near future. While the new regulation contains protections for those using communications services (for example, protections against online tracking technologies), the potential timing of its enactment significantly later than the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, as well as obligations and restrictions on the processing of data from an end-user’s terminal equipment, which may negatively impact our product offerings and our relationships with our customers.
Preparing for and complying with the GDPR and the ePrivacy Regulation (if and when it becomes effective) has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects, consumer associations or others. We are not a participant in the EU-U.S. or the Swiss-U.S. Privacy Shield Frameworks administered by the U.S. Department of Commerce. We are in the process of submitting our binding corporate rules for approval by Commission Nationale de l’Informatique et des Libertés, the France data protection agency, as our lead regulator in Europe, but there is no assurance as to when this process will be complete, that it will be successfully completed or that the laws may not require additional compliance steps to be taken in the future.
In the United States, California enacted the CCPA, on June 28, 2018, which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and in determining the realizability of tax attributes such as foreign tax credits and other domestic deferred tax assets. From time to time, we are subject to income and non-income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, operating results and financial condition.
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
Risks Related to Our Common Stock
The trading price of our common stock has been, and may continue to be, volatile and you could lose all or part of your investment.
Our initial public offering occurred in August 2019, and we have effected follow-on public offerings in December 2019 and February 2020. There has only been a public market for our common stock for a short period of time. Although our common stock is listed on the NYSE, an active trading market for our common stock may not develop or, if developed, be sustained.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $37.07 through May 1, 2020. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the benefits of our platform;

•	shifts in the mix of billings and revenue attributable to perpetual licenses, term licenses and SaaS subscriptions from quarter to quarter;

•	departures of key personnel;

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales of large blocks of our common stock, including by the Thoma Bravo Funds;

•	actual or anticipated changes or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	changes in actual or future expectations of investors or securities analysts;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends; and

•	major catastrophic events in our domestic and foreign markets.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company.
If securities analysts were to downgrade our stock, publish negative research or reports or fail to publish reports about our business, our competitive position could suffer, and our stock price and trading volume could decline.
The trading market for our common stock, to some extent, depends on the research and reports that securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our stock or publish negative research or reports, cease coverage of our company or fail to regularly publish reports about our business, our competitive position could suffer, and our stock price and trading volume could decline.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act and the NYSE, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we are subject to laws, regulations and requirements with which we were not required to comply as a private company, including compliance with reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE. As a newly public company, complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and has significantly increased our costs and expenses as compared to when we were a private company. For example, as a newly public company, we have had to institute a more comprehensive compliance function, establish new internal policies, such as those relating to insider trading, and involve and retain to a greater degree outside counsel and accountants.
Furthermore, while we generally must comply with Section 404 of the Sarbanes-Oxley Act for our fiscal year ending March 31, 2021, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting until our first annual report subsequent to our ceasing to be an emerging growth company. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting until as late as our annual report for the fiscal year ending March 31, 2024. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company.”

In connection with the audit of our financial statements as of and for the fiscal year ended March 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness is related to accounting for income taxes in connection with the preparation and review of our global annual tax provision, and particularly in the area of realizability of tax attributes such as foreign tax credits and other domestic deferred tax assets. In preparing the tax provision for the year ended March 31, 2020, our internal controls over preparation and review of the income tax provision failed to detect certain errors relating to the assessment of the realizability of deferred tax assets as well as certain complex technical matters which impacted income tax expense, current and deferred tax assets and liabilities and the related valuation allowance.  Accordingly, our internal controls over our financial statement close process were not designed appropriately to detect a material error related to our income tax provision in the financial statements in a timely manner.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To address this material weakness, the technical complexity of our global operations and tax accounting, and the workload of our tax staff, as of April 2020, we have hired an International Tax Manager and we expect to continue to add appropriate technical resources as needed. We also plan to enhance our documentation and management review of tax balances. While we are implementing a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of the plan at this time. If our plan is insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. We can give no assurance that implementation of our plan will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations.
Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that such sales may have on the prevailing price of our common stock.
In connection with the follow-on public offering in February 2020, we, along with our officers, directors, and all of the selling stockholders in that offering, including the Thoma Bravo Funds, entered into lock-up agreements with the underwriters of that offering, subject to certain exceptions, not to dispose of or hedge any of our or their common stock or securities convertible into or exchangeable for shares of common stock until May 20, 2020. Sales of a substantial number of such shares following the expiration of the lock-up agreements, or the perception that such sales may occur, could cause our stock price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
We may issue additional capital stock in the future that will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
We expect to continue to be a controlled company within the meaning of the NYSE rules and, as a result, will qualify for and intend to rely on exemptions from certain corporate governance requirements.
We expect that Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, will continue to beneficially own a majority of the voting power of all classes of our outstanding voting stock. As a result, we are, and expect we will continue to be, a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors as defined under the rules of the NYSE;

•	the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	annual performance evaluations of the nominating and governance committee and the compensation committee be performed.
These requirements will not apply to us as long as we remain a controlled company. We have and expect to continue to use some or all of these exemptions. As of May 1, 2020, our executive officers, directors, and the Thoma Bravo Funds beneficially own approximately 54% of our issued and outstanding shares of common stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Thoma Bravo has a controlling influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
As of May 1, 2020, Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 52% of our issued and outstanding shares of common stock. As a result, Thoma Bravo could exert significant influence over our operations and business strategy and would have sufficient voting power to determine the outcome of all matters requiring stockholder approval. These matters may include:

•	the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;

•	approving or rejecting a merger, consolidation or other business combination;

•	raising future capital; and

•	amending our charter and bylaws, which govern the rights attached to our common stock.
For so long as Thoma Bravo beneficially owns 30% or more of our outstanding shares of common stock, Thoma Bravo will have the right to designate a majority of our board of directors. For so long as Thoma Bravo has the right to designate a majority of our board of directors, the directors designated by Thoma Bravo are expected to constitute a majority of each committee of our board of directors, other than the audit committee, and the chairman of each of the committees, other than the audit committee, is expected to be a director designated by Thoma Bravo. At such time as we are not a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE.
This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise result in the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our share price.
Thoma Bravo may pursue corporate opportunities independent of us that could present conflicts with our and our stockholders’ interests.
Thoma Bravo is in the business of making or advising on investments in companies and holds (and may from time to time in the future acquire) interests in or provides advice to businesses that may directly or indirectly compete with our business or be suppliers or customers of ours. Thoma Bravo may also pursue acquisitions that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our charter provides that none of our officers or directors who are also an officer, director, employee, partner, managing director, principal, independent contractor or other affiliate of Thoma Bravo will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual pursues or acquires a corporate opportunity for its own account or the account of an affiliate, as applicable, instead of us, directs a corporate opportunity to any other person, instead of us or does not communicate information regarding a corporate opportunity to us.
We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
Our charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
Our charter and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•
after Thoma Bravo ceases to beneficially own at least 30% of the outstanding shares of our common stock, removal of directors only for cause, and subject to the affirmative vote of the holders of 66 2/3% or more of our outstanding shares of capital stock then entitled to vote at a meeting of our stockholders called for that purpose;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
allowing Thoma Bravo to fill any vacancy on our board of directors for so long as affiliates of Thoma Bravo own 30% or more of our outstanding shares of common stock and thereafter, allowing only our board of directors to fill vacancies on our board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;

•
after Thoma Bravo ceases to beneficially own at least a majority of the outstanding shares of our common stock, a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
after we cease to be a controlled company, the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
after we cease to be a controlled company, the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our charter relating to the management of our business (including our classified board structure) or certain provisions of our bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and

•	a prohibition of cumulative voting in the election of our board of directors, which would otherwise allow less than a majority of stockholders to elect director candidates.

Our charter also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law, and prevents us from engaging in a business combination, such as a merger, with an interested stockholder (i.e., a person or group who acquires at least 15% of our voting stock) for a period of three years from the date such person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. However, our charter also provides that transactions with Thoma Bravo, including the Thoma Bravo Funds, and any persons to whom any Thoma Bravo Fund sells its common stock will be deemed to have been approved by our board of directors.
We may issue preferred stock the terms of which could adversely affect the voting power or value of our common stock.
Our charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.
Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine, or, collectively, the Delaware Forum Provision. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Our bylaws further provide that the U.S. District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as our principal executive offices are located in Waltham, Massachusetts. The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the Delaware Forum Provision and Federal Forum Provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
For as long as we are an emerging growth company, we will not be required to comply with certain requirements that apply to other public companies.
We are an emerging growth company, as defined in the JOBS Act. For as long as we are an emerging growth company, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation and any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for adopting new or revised financial accounting standards. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards permitted under the JOBS Act until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.
We will remain an emerging growth company up until March 31, 2024, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates (and have been a public company for at least 12 months and have filed one annual report on Form 10-K), or issue more than $1.0 billion of non-convertible debt over a three-year period.
To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Waltham, Massachusetts and consists of approximately 50,000 square feet of space under a lease that expires in September 2027. In addition to our headquarters, we lease approximately 47,000 square feet of space in Detroit, Michigan under a lease that expires in January 2025. Our primary research and development facilities are located in Linz, Austria, Gdansk, Poland, and Barcelona, Spain, and consist of approximately 96,000, 43,000, and 24,000 square feet, respectively. We maintain additional offices in the United States and in various international locations, including San Mateo, California, Maidenhead, United Kingdom, and Sydney, Australia. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space to accommodate expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any litigation or claims that, if determined adversely to us, would have a material adverse effect on our business, operating results, financial condition, or cash flows. We are, from time to time, party to litigation and subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II - OTHER INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “DT” since August 1, 2019. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of May 25, 2020, there were 257 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, our credit facility places restrictions on the ability of our subsidiaries to pay cash dividends or make distributions to us.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The performance graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested at the market close on August 1, 2019, which was our initial trading date, in our common stock. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends. Our offering price of our common stock in our initial public offering, which had a closing stock price of $23.85 on August 1, 2019, was $16.00 per share.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Base Period
	8/1/2019	9/30/2019	12/31/2019	3/31/2020
Dynatrace, Inc.	$100.00	$78.28	$84.36	$84.32
S&P 500	$100.00	$100.78	$110.17	$97.68
S&P 500 Information Technology	$100.00	$100.25	$114.54	$114.86
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
Issuer Purchases of Equity Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
We have derived the selected consolidated statement of operations data for the years ended March 31, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of March 31, 2020 and 2019 set forth below from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended March 31, 2017 and the selected consolidated balance sheet data as of March 31, 2018 and 2017 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The following selected financial data should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended March 31,
	2020	2019	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$487,817	$349,830	$257,576	$232,783
License	12,686	40,354	98,756	130,738
Service	45,300	40,782	41,715	42,856
Total revenue	545,803	430,966	398,047	406,377
Cost of revenue:
Cost of subscription	73,193	56,934	48,270	52,176
Cost of service	39,289	31,529	30,316	30,735
Amortization of acquired technology	16,449	18,338	17,948	19,261
Total cost of revenue (1)	128,931	106,801	96,534	102,172
Gross profit	416,872	324,165	301,513	304,205
Operating expenses:
Research and development (1)	119,281	76,759	58,320	52,885
Sales and marketing (1)	266,175	178,886	145,350	129,971
General and administrative (1)	161,983	91,778	64,114	49,232
Amortization of other intangibles	40,280	47,686	50,498	51,947
Restructuring and other	1,092	1,763	4,990	7,637
Total operating expenses	588,811	396,872	323,272	291,672
(Loss) income from operations	(171,939)	(72,707)	(21,759)	12,533
Other expense, net	(46,594)	(67,204)	(30,016)	(28,926)
Loss before income taxes	(218,533)	(139,911)	(51,775)	(16,393)
Income tax (expense) benefit	(199,491)	23,717	60,997	17,189
Net (loss) income	$(418,024)	$(116,194)	$9,222	$796
Net (loss) income per share, basic and diluted (2)	$(1.58)	$(0.49)	$0.04	$0.00
Weighted average shares used in computing net (loss) income per share, basic and diluted (2)	264,933	235,939	231,956	228,540
_________________

(1)	Includes share-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018	2017
	(in thousands)
Cost of revenue	$18,685	$5,777	$1,720	$28
Research and development	38,670	12,566	3,858	71
Sales and marketing	84,698	24,673	7,536	122
General and administrative	80,425	28,135	9,180	128
Total share-based compensation	$222,478	$71,151	$22,294	$349
_________________

(2)	See Note 15 to our consolidated financial statements for further details on the calculations of basic and diluted net (loss) income per share.

	As of
	2020	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$213,170	$51,314	$77,581	$57,948
Working capital, excluding deferred revenue (1)	365,085	132,239	182,826	148,640
Total assets	2,042,080	1,811,366	1,899,002	1,893,235
Deferred revenue, current and non-current portion	444,771	365,745	246,627	159,717
Long-term debt, net of current portion	509,985	1,011,793	—	—
Total liabilities	1,080,583	2,201,624	2,167,692	2,157,741
Total shareholders’ equity / member’s deficit	961,497	(390,258)	(268,690)	(264,506)
_________________

(1)	We define working capital as current assets less current liabilities, excluding related-party payables.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” under Part I, Item 1A. in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on March 31.
Overview
We offer the market-leading software intelligence platform, purpose-built for multi-cloud environments. As enterprises embrace the cloud to effect their digital transformation, our all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. Our platform utilizes artificial intelligence at its core and continuous automation to provide answers, not just data, about the performance of applications, the underlying multi-cloud infrastructure and the experience of our customers’ users. We designed our software intelligence platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for better business outcomes. As a result, as of March 31, 2020, our products are trusted by more than 2,700 customers in over 80 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
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
We market Dynatrace® through a combination of our global direct sales team and a network of partners, including resellers, system integrators, and managed service providers. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $750 million.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance module, or APM, and extended with our Digital Experience Monitoring and/or Digital Business Analytics modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and is now the primary offering we sell. Dynatrace® customers increased to 2,373 as of March 31, 2020 from 1,364 as of March 31, 2019.

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
Coronavirus (COVID-19) Impact
In December 2019, an outbreak of a novel strain of the coronavirus (“COVID-19”) was reported in China, in January 2020 the World Health Organization (“WHO”) declared the outbreak a Public Health Emergency of International Concern, and in March 2020 WHO declared the outbreak a global pandemic. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact business spending on technology as well as customers' ability to pay for our products and services on an ongoing basis. At this point, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain.
The economic consequences of the COVID-19 pandemic have been challenging for certain customers and prospects. We have offered extended free trial periods in certain circumstances, changed how we spend on marketing and lead generation activities, and slowed down the pace at which we are hiring new employees.
While the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, the COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers and partners conduct business. We may experience curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may be impacted by changes in our customers’ ability or willingness to purchase our offerings; changes in the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increased customer attrition rates. While our revenue, customer retention, and earnings are relatively predictable as a result of our subscription-based business model, the effect, if any, of the COVID-19 pandemic would not be fully reflected in our results of operations and overall financial performance until future periods.
While the implications of the COVID-19 pandemic remain uncertain, we plan to continue to make investments to support business growth. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase the conversion of our existing customers from our Classic products to our Dynatrace® platform, develop new products and applications to extend the functionality of our products, and provide a high level of customer service. We expect to invest in sales and marketing to support customer growth. We also expect to invest in research and development as we continue to introduce new products and applications to extend the functionality of our products. We also intend to maintain a high level of customer service and support which we consider critical for our continued success. We also expect to continue to incur general and administrative expenses to support our business and to maintain the infrastructure required to be a public company. We intend to use our cash flow from operations to fund these growth strategies and support our business despite the potential impact from the COVID-19 pandemic and do not expect to be profitable in the near term.
See the section titled “Risk Factors” included under Part II, Item 1A for further discussion of the possible impact of the COVID-19 pandemic on our business.
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

•
Grow our customer base.    We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $750 million. The initial average Dynatrace® ARR for the 601 gross new customers added during the year ended March 31, 2020 was approximately $94,000. In addition, we expect to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work jointly with our partners. In other geographies, such as Africa, Japan, the Middle East, Russia and South Korea, we utilize a multi-tier “master reseller” model.

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

•
Enhance our strategic partner ecosystem.    Our strategic partners include industry-leading system integrators, software vendors, and cloud and technology providers. We intend to continue to invest in our partner ecosystem, with a particular emphasis on expanding our strategic alliances and cloud-focused partnerships, such as AWS, Azure, Google Cloud Platform, Red Hat OpenShift, and VMware Tanzu.

Key Metrics
In addition to our GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
Number of Dynatrace® Customers	2,373	2,208	1,828	1,578	1,364	1,149	899	733
Dynatrace® ARR (in thousands)	$527,830	$465,885	$376,816	$326,298	$282,815	$226,976	$159,949	$118,371
Classic ARR (in thousands)	$44,928	$68,605	$94,090	$111,324	$120,459	$145,341	$166,490	$187,732
Total ARR (in thousands)	$572,758	$534,490	$470,906	$437,622	$403,274	$372,317	$326,439	$306,103
Dynatrace® Net Expansion Rate	120%+	120%+	120%+	120%+	120%+	120%+	120%+	120%+
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
Classic ARR:    We define classic annualized recurring revenue as the daily revenue of all classic subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage. Classic ARR was $45 million as of March 31, 2020. Over the past year, Classic ARR has decreased by $76 million, or 63%. The $76 million reduction in Classic ARR was offset by a $90 million increase in Dynatrace® ARR resulting from the conversion of Classic products to Dynatrace® products, as well as upsell generated at the time of conversion of accounts that have undergone a conversion from our Classic products to Dynatrace® products. We also believe that in future periods the reduction in Classic ARR from lost customers may exceed the increase in Dynatrace® ARR resulting from the conversion to Dynatrace® products and upsell at the time of conversion. Based on historical trends, we believe that substantially all of our Classic ARR as of March 31, 2020 will convert to Dynatrace® ARR over the next two quarters.
Total ARR:    We define Total ARR as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of Total ARR any revenues derived from month-to-month agreements and/or product usage overage billings. Total ARR was $573 million as of March 31, 2020. Over the past year, Total ARR has grown by $169 million, or 42%. This growth was the result of a $57 million increase in ARR from new customer additions, a $98 million increase in ARR from the expansion of existing customers on the Dynatrace® platform, and an $14 million increase in ARR as a result of expansion at the time of conversion from our Classic customers, net of churn.
Dynatrace® Net Expansion Rate:    We define the Dynatrace® net expansion rate as the Dynatrace® ARR at the end of a reporting period for the cohort of Dynatrace® accounts as of one year prior to the date of calculation, divided by the Dynatrace® ARR one year prior to the date of calculation for that same cohort. This calculation excludes the benefit of Dynatrace® ARR resulting from the conversion of

Classic products to the Dynatrace® platform, as well as any upsell generated at the time of conversion. Dynatrace® net expansion rate was 123% as of March 31, 2020 and has trended between 120% and 140% since June 30, 2018.
Key Components of Results of Operations
Revenue
Revenue includes subscriptions, licenses and services.
Subscription.    Our subscription revenue consists of (i) SaaS agreements, (ii) Dynatrace® term-based licenses which are recognized ratably over the contract term, (iii) Dynatrace® perpetual licenses that are recognized ratably over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements. We typically invoice SaaS subscription fees and term licenses annually in advance and recognize subscription revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. Fees for our Dynatrace® perpetual licenses are generally billed up front. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates—Revenue Recognition” included in Part II, Item 7 of this Annual Report for more information. Over time, we expect subscription revenue will increase as a percentage of total revenue as we continue to focus on increasing subscription revenue as a key strategic priority.
License.    License revenue reflects the revenues recognized from sales of perpetual and term-based licenses of our Classic products that are sold primarily to existing customers. The license fee portion of perpetual license arrangements is recognized upfront assuming all revenue recognition criteria are satisfied. Term license fees are also recognized up front. Term licenses are generally billed annually in advance and perpetual licenses are billed up front.
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
Cost of Revenue
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
Amortization of acquired technology.    Amortization of acquired technology includes amortization expense for technology acquired in business combinations and the Thoma Bravo Funds’ acquisition of us in 2014.
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
Research and development.    Research and development expenses primarily consists of the cost of programming personnel. We focus our research and development efforts on developing new solutions, core technologies, and to further enhance the functionality, reliability, performance and flexibility of existing solutions. We believe that our software development teams and our core technologies represent a significant competitive advantage for us and we expect that our research and development expenses will continue to increase, as we invest in research and development headcount to further strengthen and enhance our solutions.

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
General and administrative.    General and administrative expenses primarily consist of the personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel; and other corporate expenses, including those associated with preparation of the initial public offering. We anticipate continuing to incur additional expenses due to growing our operations and being a public company, including higher legal, corporate insurance and accounting expenses.
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
Other Expense, Net
Other expense, net consists primarily of interest expense and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries. Interest expense, net of interest income, consists primarily of interest on our term loan facility, amortization of debt issuance costs, loss on debt extinguishment and prepayment penalties.
Income Tax (Expense) Benefit
Our income tax (expense) benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) differing tax rates and regulations in foreign jurisdictions, (2) differences in accounting and tax treatment of our stock-based compensation, and (3) foreign withholding taxes. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Fiscal Year Ended March 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$487,817	89%	$349,830	81%	$257,576	65%
License	12,686	3%	40,354	9%	98,756	25%
Service	45,300	8%	40,782	10%	41,715	10%
Total revenue	545,803	100%	430,966	100%	398,047	100%
Cost of revenue:
Cost of subscription	73,193	13%	56,934	13%	48,270	12%
Cost of service	39,289	7%	31,529	7%	30,316	8%
Amortization of acquired technology	16,449	4%	18,338	5%	17,948	4%
Total cost of revenue (1)	128,931	24%	106,801	25%	96,534	24%
Gross profit	416,872	76%	324,165	75%	301,513	76%
Operating expenses:
Research and development (1)	119,281	22%	76,759	18%	58,320	15%
Sales and marketing (1)	266,175	49%	178,886	42%	145,350	37%
General and administrative (1)	161,983	30%	91,778	21%	64,114	16%
Amortization of other intangibles	40,280	7%	47,686	11%	50,498	13%
Restructuring and other	1,092		1,763		4,990
Total operating expenses	588,811		396,872		323,272
Loss from operations	(171,939)		(72,707)		(21,759)
Other expense, net	(46,594)		(67,204)		(30,016)
Loss before income taxes	(218,533)		(139,911)		(51,775)
Income tax (expense) benefit	(199,491)		23,717		60,997
Net (loss) income	$(418,024)		$(116,194)		$9,222
_________________

(1)	Includes share-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$18,685	$5,777	$1,720
Research and development	38,670	12,566	3,858
Sales and marketing	84,698	24,673	7,536
General and administrative	80,425	28,135	9,180
Total share-based compensation	$222,478	$71,151	$22,294

Fiscal Years Ended March 31, 2020 and 2019
Revenue

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Subscription	$487,817	$349,830	$137,987	39%
License	12,686	40,354	(27,668)	(69)%
Service	45,300	40,782	4,518	11%
Total revenue	$545,803	$430,966	$114,837	27%
Subscription
Subscription revenue increased by $138.0 million, or 39%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 89% of total revenue for the year ended March 31, 2020 compared to 81% of total revenue for the year ended March 31, 2019.
License
License revenue decreased by $27.7 million, or 69%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019, primarily due to decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $4.5 million, or 11%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$73,193	$56,934	$16,259	29%
Cost of service	39,289	31,529	7,760	25%
Amortization of acquired technology	16,449	18,338	(1,889)	(10)%
Total cost of revenue	$128,931	$106,801	$22,130	21%
Cost of subscription
Cost of subscription revenue increased by $16.3 million, or 29%, for the year ended March 31, 2020 compared to the year ended March 31, 2019. The increase is primarily due to higher share-based compensation of $9.0 million as well as higher personnel costs to support the growth of our subscription cloud-based offering.
Cost of service
Cost of service and other revenue increased by $7.8 million, or 25%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019. The increase was the result of higher share-based compensation of $3.9 million as well as increased personnel costs to support the increase in use of our consulting and training services to support our new customers.
Amortization of acquired technologies
For the years ended March 31, 2020 and 2019, amortization of acquired technologies includes $16.2 million and $17.7 million, respectively, of amortization expense for technology acquired in connection with the Thoma Bravo Funds’ acquisition of us in 2014, with the remaining balance related primarily to the Qumram acquisition in November 2017.

Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$414,624	$292,896	$121,728	42%
License	12,686	40,354	(27,668)	(69)%
Service	6,011	9,253	(3,242)	(35)%
Amortization of acquired technology	(16,449)	(18,338)	1,889	(10)%
Total gross profit	$416,872	$324,165	$92,707	29%
Gross margin:
Subscription	85%	84%
License	100%	100%
Service	13%	23%
Amortization of acquired technology	(100)%	(100)%
Total gross margin	76%	75%
Subscription
Subscription gross profit increased by $121.7 million, or 42%, during the year ended March 31, 2020 compared to the year ended March 31, 2019. Subscription gross margin increased from 84% to 85%, during the year ended March 31, 2020 compared to the year ended March 31, 2019.
License
License gross profit decreased by $27.7 million, or 69%, during the year ended March 31, 2020 compared to the year ended March 31, 2019. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Service
Service gross profit decreased by $3.2 million, or 35%, during the year ended March 31, 2020 compared to the year ended March 31, 2019. Service gross margin decreased from 23% to 13%, during the year ended March 31, 2020 compared to the year ended March 31, 2019. Higher share-based compensation costs decreased gross profit by $3.9 million compared to last fiscal year.
Operating Expenses

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$119,281	$76,759	$42,522	55%
Sales and marketing	266,175	178,886	87,289	49%
General and administrative	161,983	91,778	70,205	76%
Amortization of other intangibles	40,280	47,686	(7,406)	(16)%
Restructuring and other	1,092	1,763	(671)	(38)%
Total operating expenses	$588,811	$396,872	$191,939	48%
Research and development
Research and development expenses increased by $42.5 million, or 55%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019. The increase is primarily attributable to higher share-based compensation of $26.1 million and a 20% increase in headcount and related allocated overhead as well as other costs to expand our product offerings of $8.1 million. Higher software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering of $3.8 million also contributed to the increase.

Sales and marketing
Sales and marketing expenses increased by $87.3 million, or 49%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019, primarily due to higher share-based compensation of $60.0 million. Further contributing to the increase was a 14% increase in headcount, resulting in an increase of $23.1 million in personnel costs.
General and administrative
General and administrative expenses increased by $70.2 million, or 76%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019, primarily due to an increase in share-based compensation of $52.3 million and higher transaction costs of $12.8 million related to the initial public offering completed in fiscal 2020. Further contributing to the increase was an increase in personnel costs and insurance costs. Sponsor related costs were $1.6 million and $4.9 million for the years ended March 31, 2020 and 2019, respectively. Sponsor costs declined in 2020 because we stopped incurring these costs upon completion of our initial public offering.
Amortization of other intangibles
Amortization of other intangibles decreased by $7.4 million, or 16%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019. The decrease is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Restructuring and other
Restructuring expenses decreased by $0.7 million, or 38%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019, due to lower costs incurred for various restructuring activities to achieve our strategic and financial objectives including costs related to a restructuring program designed to align employee resources with our product offering and future plans.
Other Expense, Net
Other expense, net decreased by $20.6 million, or 31%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019. The decrease in other expense was primarily a result of lower interest expense on our related party promissory notes as described further in Note 17 with the consolidated financial statements included herein.
Income Tax (Expense) Benefit
Income tax expense increased by $223.2 million resulting in an expense of $199.5 million for the year ended March 31, 2020, as compared to a benefit of $23.7 million for the year ended March 31, 2019. This change was primarily due to an increase in income tax expense of $251.8 million as a result of our reorganization transactions during fiscal 2020.
Fiscal Years Ended March 31, 2019 and 2018
Revenue

	Fiscal Year Ended March 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Subscription	$349,830	$257,576	$92,254	36%
License	40,354	98,756	(58,402)	(59)%
Service	40,782	41,715	(933)	(2)%
Total revenue	$430,966	$398,047	$32,919	8%
Subscription
Subscription revenue increased by $92.3 million, or 36%, for the year ended March 31, 2019, as compared to the year ended March 31, 2018, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 81% of total revenue for the year ended March 31, 2019 compared to 65% of total revenue for the year ended March 31, 2018.

License
License revenue decreased by $58.4 million, or 59%, for the year ended March 31, 2019, as compared to the year ended March 31, 2018, primarily due to decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue decreased by $0.9 million, or 2%, for the year ended March 31, 2019, as compared to the year ended March 31, 2018. The decrease was primarily a result of consulting services related to our Classic products. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$56,934	$48,270	$8,664	18%
Cost of service	31,529	30,316	1,213	4%
Amortization of acquired technology	18,338	17,948	390	2%
Total cost of revenue	$106,801	$96,534	$10,267	11%
Cost of subscription
Cost of subscription revenue increased $8.7 million, or 18%, for the year ended March 31, 2019 compared to the year ended March 31, 2018. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering as well as higher share-based compensation of $2.9 million.
Cost of service
Cost of service revenue increased by $1.2 million, or 4%, for the year ended March 31, 2019, as compared to the year ended March 31, 2018. The increase was the result of higher share-based compensation of $1.1 million and increased personnel costs to support the increase in use of our consulting and training services to support our new customers, which was partially offset by lower third-party consulting costs.
Amortization of acquired technologies
For the years ended March 31, 2019 and 2018, amortization of acquired technologies includes $17.7 million of amortization expense for technology acquired in connection with the Thoma Bravo Funds’ acquisition of us in 2014, with the remaining balance related primarily to the Qumram acquisition in November 2017.

Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$292,896	$209,306	$83,590	40%
License	40,354	98,756	(58,402)	(59)%
Service	9,253	11,399	(2,146)	(19)%
Amortization of acquired technology	(18,338)	(17,948)	(390)	2%
Total gross profit	$324,165	$301,513	$22,652	8%
Gross margin:
Subscription	84%	81%
License	100%	100%
Service	23%	27%
Amortization of acquired technology	(100)%	(100)%
Total gross margin	75%	76%
Subscription
Subscription gross profit increased by $83.6 million, or 40%, during the year ended March 31, 2019 compared to the year ended March 31, 2018. Subscription gross margin increased from 81% to 84%, during the year ended March 31, 2019 compared to the year ended March 31, 2018.
License
License gross profit decreased by $58.4 million, or 59%, during the year ended March 31, 2019 compared to the year ended March 31, 2018. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Service
Service gross profit decreased by $2.1 million, or 19%, during the year ended March 31, 2019 compared to the year ended March 31, 2018. Service gross margin decreased from 27% to 23%, during the year ended March 31, 2019 compared to the year ended March 31, 2018.
Operating Expenses

	Fiscal Year Ended March 31,		Change
	2019	2018	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$76,759	$58,320	$18,439	32%
Sales and marketing	178,886	145,350	33,536	23%
General and administrative	91,778	64,114	27,664	43%
Amortization of other intangibles	47,686	50,498	(2,812)	(6)%
Restructuring and other	1,763	4,990	(3,227)	(65)%
Total operating expenses	$396,872	$323,272	$73,600	23%
Research and development
Research and development expenses increased $18.4 million, or 32%, for the year ended March 31, 2019, as compared to the year ended March 31, 2018. The increase is attributable to higher share-based compensation of $8.7 million and a 20% increase in headcount, resulting in increased personnel and other costs to expand our product offerings of $6.9 million. Lower capitalization of internally developed capitalized software technology of $1.8 million also contributed to the increase.

Sales and marketing
Sales and marketing expenses increased $33.5 million, or 23%, for the year ended March 31, 2019, as compared to the year ended March 31, 2018, primarily due to higher share-based compensation of $17.1 million. Further contributing to the increase was a 10% increase in headcount, resulting in an increase of $12.3 million in personnel and other costs to expand our sales organization and marketing program investments to increase awareness and to accelerate lead generation activities.
General and administrative
General and administrative expenses increased $27.7 million, or 43%, for the year ended March 31, 2019, as compared to the year ended March 31, 2018, primarily due to an increase in share-based compensation of $19.0 million and transaction costs related to the initial public offering of $7.3 million. Sponsor related costs were approximately $4.9 million for each of the years ended March 31, 2019 and 2018.
Amortization of other intangibles
Amortization of other intangibles decreased by $2.8 million, or 6%, for the year ended March 31, 2019, as compared to the year ended March 31, 2018. The decrease is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized.
Restructuring and other
Restructuring expenses decreased by $3.2 million, or 65%, for the year ended March 31, 2019, as compared to the year ended March 31, 2018, due to lower costs incurred for various restructuring activities to achieve our strategic and financial objectives, lower facility exit charges in relation to plans to optimize our U.S. offices, and lower costs related to a restructuring program designed to align employee resources with our product offering and future plans.
Other Expense, Net
Other expense, net increased by $37.2 million, or 124%, for the year ended March 31, 2019, as compared to the year ended March 31, 2018. The increase in other expense was primarily a result of interest expense on our Term Loans entered into in the second quarter of 2019. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report.
Income Tax Benefit
Income tax benefit decreased by $37.3 million to $23.7 million for the year ended March 31, 2019, as compared to an income tax benefit of $61.0 million for the year ended March 31, 2018. The decrease was primarily a result of a $50.0 million tax benefit recorded in the year ended March 31, 2018 for the remeasurement of the U.S. deferred tax liabilities to the newly-enacted 21% corporate federal tax rate under the Tax Cuts and Jobs Act.

Quarterly Results of Operations
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the quarters indicated as well as the percentage that each line item represents of our total revenue for each quarter presented. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
	(in thousands, except per share data)
Revenue:
Subscription	$135,366	$128,518	$115,805	$108,128	$97,856	$91,661	$82,389	$77,924
License	2,262	3,895	2,745	3,784	7,549	12,064	9,662	11,079
Service	12,949	10,885	10,828	10,638	10,763	10,965	9,836	9,218
Total revenue	150,577	143,298	129,378	122,550	116,168	114,690	101,887	98,221
Cost of revenue:
Cost of subscription	17,263	16,297	23,456	16,177	16,012	13,534	14,256	13,132
Cost of service	10,049	8,584	11,847	8,809	9,381	7,731	7,522	6,895
Amortization of acquired technology	3,825	3,824	4,243	4,557	4,558	4,558	4,558	4,664
Total cost of revenue (1)	31,137	28,705	39,546	29,543	29,951	25,823	26,336	24,691
Gross profit	119,440	114,593	89,832	93,007	86,217	88,867	75,551	73,530
Operating expenses:
Research and development (1)	24,509	22,517	46,596	25,659	21,530	17,643	19,690	17,896
Sales and marketing (1)	55,594	52,400	99,966	58,215	48,219	43,275	44,883	42,509
General and administrative (1)	21,265	21,883	86,953	31,882	27,014	19,672	25,211	19,881
Amortization of other intangibles	10,038	10,039	10,061	10,142	11,794	11,879	11,964	12,049
Restructuring and other	(1)	199	779	115	1,304	(24)	73	410
Total operating expenses	111,405	107,038	244,355	126,013	109,861	92,445	101,821	92,745
Income (loss) from operations	8,035	7,555	(154,523)	(33,006)	(23,644)	(3,578)	(26,270)	(19,215)
Other expense, net	(7,186)	(5,928)	(14,388)	(19,092)	(20,240)	(21,206)	(17,934)	(7,824)
Income (loss) before income taxes	849	1,627	(168,911)	(52,098)	(43,884)	(24,784)	(44,204)	(27,039)
Income tax benefit (expense)	45,853	136	(248,423)	2,943	13,286	2,682	4,266	3,483
Net income (loss)	$46,702	$1,763	$(417,334)	$(49,155)	$(30,598)	$(22,102)	$(39,938)	$(23,556)
Net income (loss) per share, basic (2)	$0.17	$0.01	$(1.58)	$(0.21)	$(0.13)	$(0.09)	$(0.17)	$(0.10)
Net income (loss) per share, diluted (2)	$0.16	$0.01	$(1.58)	$(0.21)	$(0.13)	$(0.09)	$(0.17)	$(0.10)
Weighted average shares outstanding, basic (2)	278,665	277,926	264,127	237,693	236,667	236,024	235,215	233,971
Weighted average shares outstanding, diluted (2)	283,302	280,156	264,127	237,693	236,667	236,024	235,215	233,971
_________________

(1)	Includes share-based compensation expense as follows:

	Fiscal Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
	(in thousands)
Cost of revenue	$1,339	$1,317	$12,720	$3,309	$2,311	$476	$1,906	$1,084
Research and development	1,991	2,173	27,379	7,127	4,976	1,009	4,163	2,418
Sales and marketing	6,106	6,707	56,781	15,104	10,033	2,179	7,998	4,463
General and administrative	3,358	3,316	57,866	15,885	11,546	2,393	8,963	5,233
Total share-based compensation	$12,794	$13,513	$154,746	$41,425	$28,866	$6,057	$23,030	$13,198

(2)	See Note 15 to our consolidated financial statements included in this Annual Report for further details on the calculation of basic and diluted net income (loss) per share.
The following table shows our revenues and costs as a percentage of total revenue:

	Fiscal Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
	(as a % of revenue)
Revenue:
Subscription	89.9%	89.7%	89.5%	88.2%	84.2%	79.9%	80.9%	79.3%
License	1.5	2.7	2.1	3.1	6.5	10.5	9.5	11.3
Service	8.6	7.6	8.4	8.7	9.3	9.6	9.7	9.4
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of subscription	11.5	11.4	18.1	13.2	13.8	11.8	14.0	13.4
Cost of service	6.7	6.0	9.2	7.2	8.1	6.7	7.4	7.0
Amortization of acquired technology	2.5	2.6	3.3	3.7	3.9	4.0	4.5	4.7
Total cost of revenue (1)	20.7	20.0	30.6	24.1	25.8	22.5	25.8	25.1
Gross profit	79.3	80.0	69.4	75.9	74.2	77.5	74.2	74.9
Operating expenses:
Research and development (1)	16.3	15.7	36.0	20.9	18.5	15.4	19.3	18.2
Sales and marketing (1)	36.9	36.6	77.3	47.5	41.5	37.7	44.1	43.3
General and administrative (1)	14.1	15.3	67.2	26.0	23.3	17.2	24.7	20.2
Amortization of other intangibles	6.7	7.0	7.8	8.3	10.2	10.4	11.7	12.3
Restructuring and other	—	0.1	0.6	0.1	1.1	—	0.1	0.4
Total operating expenses	74.0	74.7	188.9	102.8	94.6	80.6	99.9	94.4
Income (loss) from operations	5.3	5.3	(119.4)	(26.9)	(20.4)	(3.1)	(25.8)	(19.6)
Other expense, net	(4.8)	(4.2)	(11.1)	(15.6)	(17.4)	(18.5)	(17.6)	(8.0)
Income (loss) before income taxes	0.5	1.1	(130.6)	(42.5)	(37.8)	(21.6)	(43.4)	(27.5)
Income tax benefit (expense)	30.5	0.1	(192.0)	2.4	11.4	2.3	4.2	3.5
Net income (loss)	31.0%	1.2%	(322.6)%	(40.1)%	(26.3)%	(19.3)%	(39.2)%	(24.0)%
_________________

(1)	Includes share-based compensation expense as follows:

	Fiscal Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
	(as a % of revenue)
Cost of revenue	0.9%	0.9%	9.8%	2.7%	2.0%	0.4%	1.9%	1.1%
Research and development	1.3	1.5	21.2	5.8	4.3	0.9	4.1	2.5
Sales and marketing	4.1	4.7	43.9	12.3	8.6	1.9	7.8	4.5
General and administrative	2.2	2.3	44.7	13.0	9.9	2.1	8.8	5.3
Total share-based compensation	8.5%	9.4%	119.6%	33.8%	24.8%	5.3%	22.6%	13.4%
Quarterly Trends in Revenue
Our subscription revenue increased in each period presented primarily due to an expanding Dynatrace® customer base as well as customers expanding their use of the Dynatrace® platform. Sales of subscriptions to our platform also continue to grow as a result of the expanding breadth and functionality of our platform, increasing brand awareness, and the success of our sales efforts with new and existing customers. We generally recognize subscription revenue over the term of the contract period; therefore, changes in our sales activity in a period may not be apparent as a change to our revenue until future periods.
Our license revenue has generally declined on a quarterly basis due to the declining sales of our Classic products. We expect to continue to experience a decline in license revenue when comparing similar periods year-over-year as a result of our focus on converting our customer base to the new Dynatrace® platform.
Our services revenue fluctuates quarter to quarter based on the demand for our consulting and training services.

Quarterly Trends in Operating Expenses
Our operating expenses have generally increased sequentially as a result of our growth and are primarily related to increases in personnel-related costs to support our expanded operations, continued investment in our platform, expanding commercial and marketing investments. and higher share-based compensation expense.
Liquidity and Capital Resources
As of March 31, 2020, we had $213.2 million of cash and cash equivalents and $44.7 million available under our revolving credit facility.
Since inception we have financed our operations primarily through payments by our customers for use of our product offerings and related services and, to a lesser extent, the net proceeds we have received from sales of equity securities and borrowings on our term loan facilities. In August 2019, we completed our IPO in which we issued and sold an aggregate of 38.9 million shares of common stock at a price of $16.00 per share. We received aggregate net proceeds of $585.3 million from the IPO, after underwriting discounts and commissions and payments of offering costs.
Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in the section titled “Risk Factors” included under Part I, Item 1A. However, we believe that our existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Our Credit Facilities
On August 23, 2018, we entered into a Senior Secured First Lien Credit Agreement and a Senior Secured Second Lien Credit Agreement, or our Term Loans, consisting of a $950.0 million first lien term loan and a $170.0 million second lien term loan, each agreement made by and among the Company, Dynatrace Intermediate LLC, a wholly owned subsidiary, as Guarantor, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and certain lending parties. The First Lien Credit Agreement further provided a $60.0 million revolving credit facility which includes a letter of credit sub-facility with an aggregate limit equal to the lesser of $15.0 million and the aggregate unused amount of the revolving credit facility then in effect. The first lien term loan matures on August 23, 2025 and the revolving credit facility matures on August 23, 2023. During the second quarter of fiscal 2020, we repaid all outstanding borrowings and accrued interest under the second lien term loan.
As of March 31, 2020, the balance outstanding under our first lien term loan was $521.1 million and is included in long-term debt on our consolidated balance sheet. We had $44.7 million available under the revolving credit facility after considering $15.3 million of letters of credit outstanding.
All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets.
Summary of Cash Flows

	Fiscal Year Ended March 31,
	2020	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities(1)	$(142,455)	$147,141	$118,838
Net cash used in investing activities	(20,613)	(9,250)	(26,531)
Net cash provided by (used in) financing activities	329,392	(161,482)	(75,501)
Effect of exchange rate changes on cash and cash equivalents	(4,468)	(2,676)	2,827
Net increase (decrease) in cash and cash equivalents	$161,856	$(26,267)	$19,633
_________________

(1)	Net cash (used in) provided by operating activities includes cash payments for interest and tax as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(in thousands)
Cash paid for interest	$39,568	$40,969	$38
Cash paid for tax	$266,708	$5,928	$12,906
Operating Activities
For the year ended March 31, 2020, cash used in operating activities was $142.5 million as a result of a net loss of $418.0 million, inclusive of a $255.8 million income tax payment related to the reorganization transactions, and adjusted by non-cash charges of $235.7 million and a change of $39.9 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $222.5 million and depreciation and amortization of $66.3 million, net of deferred income taxes of $59.3 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $91.4 million due to higher subscription sales and timing of amounts billed to customers compared to revenue recognized during the same period which were partially offset by an increase in deferred commissions of $20.1 million due to commissions paid on new bookings. Further contributing to the change was an increase in accounts payable and accrued expenses of $52.4 million driven by our growth and the timing of payments, an increase in accounts receivable of $44.0 million in line with higher sales and the timing of cash collections between the two periods, and an increase in prepaid expenses and other assets of $39.7 million related to an increase in income taxes refundable.
For the year ended March 31, 2019, cash provided by operating activities was $147.1 million as a result of a net loss of $116.2 million, adjusted by non-cash charges of $115.9 million and a change of $147.4 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $80.1 million, share-based compensation of $71.2 million, and deferred income taxes of $34.2 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $127.0 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services and a decrease in accounts receivable of $18.0 million due to the timing of receipts of payments from customers, partially offset by an increase in deferred commissions of $20.0 million, and an increase in prepayments and other assets of $12.4 million.
For the year ended March 31, 2018, cash provided by operating activities was $118.8 million as a result of net income of $9.2 million, adjusted by non-cash charges of $31.7 million and a change of $77.9 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $82.2 million, share-based compensation of $22.3 million, and deferred income taxes of $73.2 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $77.9 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, partially offset by an increase in accounts receivable of $14.7 million due to the timing of receipts of payments from customers, and an increase in deferred commissions of $14.1 million.
Investing Activities
Cash used in investing activities during the year ended March 31, 2020 was $20.6 million, as a result of the purchases of property and equipment of $19.7 million and capitalized software additions of $0.9 million.
Cash used in investing activities during the year ended March 31, 2019 was $9.3 million, primarily as a result of the purchase of property and equipment of $7.4 million and capitalized software additions of $1.9 million.
Cash used in investing activities during the year ended March 31, 2018 was $26.5 million, primarily as a result of acquisitions of $11.3 million, purchases of property and equipment of $11.6 million, and capitalized software additions of $3.6 million.
Financing Activities
Cash provided by financing activities during the year ended March 31, 2020 was $329.4 million, primarily as a result of net proceeds from our initial public offering of $590.3 million and a contribution received for our tax obligation generated by our reorganization transactions of $265.0 million, which were partially offset by repayments of our Term Loans of $515.2 million, settlement of deferred offering costs of $5.0 million, and installments related to an acquisition of $4.7 million.
Cash used in financing activities during the year ended March 31, 2019 was $161.5 million, primarily as a result of payments to related parties of $1,177.0 million, repayments on our Term Loans of $83.9 million, debt issuance costs of $16.3 million and equity repurchases of $0.6 million, partially offset by $1,120.0 million in proceeds from Term Loans.
Cash used in financing activities during the year ended March 31, 2018 was $75.5 million, primarily as a result of payments to related parties of $74.6 million and equity repurchases of $0.9 million.

Contractual Obligations and Commitments
Under various agreements, we are obligated to make future cash payments. These include payments under our long-term debt agreements, rent payments required under operating lease agreements, interest obligations on our Term Loans, and other contractual commitments.
The following table summarizes our payments under contractual obligations as of March 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$72,323	$14,210	$22,898	$18,884	$16,331
First Lien Term Loan - principal (1)	521,125	—	—	—	521,125
First Lien Term Loan - interest (2)	92,377	17,116	34,231	34,278	6,752
Revolving credit facility (3)	—	—	—	—	—
Total	$685,825	$31,326	$57,129	$53,162	$544,208
________________

(1)	The amounts included in the table above represent principal maturities only.

(2)
Amounts represent estimated future interest payments on borrowings under our First Lien Term Loan, which were estimated using the interest rate effective at March 31, 2020 multiplied by the principal outstanding on March 31, 2020. The First Lien Term Loan consists of $521.1 million currently bearing interest at 3.2%.

(3)
As of March 31, 2020, we had no outstanding borrowings under our revolving credit facility, $15.3 million of letters of credit outstanding, and $44.7 million was available for borrowing under our revolving credit facility.

As of March 31, 2020, we had accrued liabilities related to uncertain tax positions, which are reflected in our consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that the assumptions and estimates associated with revenue recognition, share-based compensation, income taxes, goodwill, and impairment of long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.
Revenue Recognition
We recognize revenue from contracts with customers using the five-step method described in Note 2 of the notes to our consolidated financial statements, included elsewhere in this Annual Report. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same customer if (i) we determine that the contracts are negotiated as a package with a single commercial objective, (ii) the amount of consideration to be paid in one contract depends on the price or performance of the other contract, or (iii) the services promised in the contracts are a single performance obligation.
Our performance obligations consist of (i) subscription and support services, (ii) licenses for our Classic products, and (iii) professional and other services. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on their relative standalone selling price. We determine standalone selling price, or SSP, for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with our overall pricing objectives, taking into consideration the type of subscription services and professional and other services. SSP also reflects the amount we would charge for that performance obligation if it were sold separately in a standalone sale, and the price we would sell to similar customers in similar circumstances. We have determined that our pricing for software licenses and subscription services is highly variable and we therefore allocate the transaction price to those performance obligations using the residual approach.

In general, we satisfy the majority of our performance obligations over time as we transfer the promised services to our customers. We review the contract terms and conditions to evaluate (i) the timing and amount of revenue recognition, (ii) the related contract balances, and (iii) our remaining performance obligations. We also estimate the number of hours expected to be incurred based on an expected hours approach that considers historical hours incurred for similar projects based on the types and sizes of customers. These evaluations require significant judgment that could affect the timing and amount of revenue recognized.
Share-based Compensation
Compensation expense relating to share-based payments is recognized in earnings using a fair-value measurement method. We use the straight-line attribution method of recognizing compensation expense over the vesting period. The estimated fair value of equity awards is expensed on a straight-line basis over the period from grant date to remaining requisite service period which is generally the vesting period. Equity units classified as liability awards are measured at fair value at the end of each reporting period until vested. In connection with our reorganization in the second quarter of fiscal 2020, equity units classified as liability awards were converted into shares of common stock, restricted stock, and restricted stock units and ceased to be classified as liability awards.
Prior to our Initial Public Offering
The fair value of each new equity award was estimated on the date of grant using the option-pricing model, or OPM, or a hybrid of the probability-weighted expected return method, or PWERM, and the OPM, which we refer to as the hybrid method. Use of the OPM model and hybrid method required that we make assumptions as to the volatility of our equity awards, the expected term to expiration or a liquidity event, and the risk-free interest rate for a period that approximates the expected term of our equity awards. The computation of expected volatility was based on the historical volatility of a group of publicly traded peer companies. We used the simplified method prescribed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of units granted to employees and directors. We based the expected term of options granted to non-employees on the contractual term of the units. We determined the risk-free interest rate by reference to the U.S. Constant Maturity Treasury yield curve in effect as of the valuation date with the maturity matching the expected term.
The following key assumptions were used to determine the fair value of the equity units as of the valuation date:

	Fiscal Year Ended March 31,
	2020	2019	2018
Expected volatility	35% - 55%	50% - 60%	50%
Expected term (years)	0.5 - 1.25	1.0 - 1.5	2.5
Risk-free interest rate	1.86% - 2.09%	2.33% - 2.40%	2.34%
Prior to our initial public offering, given the absence of a public trading market of our equity units and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid, our board of directors determined the fair value of our MIUs and AUs exercising reasonable judgment and considering numerous objective and subjective factors.
These factors included:

•	independent third-party valuations of our equity units;

•	the rights, preferences and privileges of each class of our equity units;

•	our financial condition, results of operations and capital resources;

•	the industry outlook;

•	the valuation of comparable companies;

•	the lack of marketability of our equity units;

•	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions;

•	the history and nature of our business, industry trends and competitive environment; and

•	general economic outlook including economic growth, inflation and unemployment, interest rate environment and global economic trends.

The enterprise value of our business was primarily estimated using a combination of income and market approaches. The income approach estimates the equity value of the business based on the cash flows that it expects to generate over its remaining life. These future cash flows are discounted to their present values using a rate of return appropriate for the risk of achieving the business’ projected cash flows. The present value of the estimated cash flows is then added to the present value equivalent of the residual value of the business at the end of the projected period to calculate the business enterprise value. The market approach considers market values of comparable public companies in a similar line of business that are publicly traded.
The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, we considered the following methods:
OPM.    Under the OPM methodology, we utilized a Contingent Claim Analysis, or CCA, where each class of security is modeled as a call option with the unique claim on the assets of Dynatrace. The characteristics of each class of stock determine the uniqueness of each class of stock’s claim on the company’s assets, and these characteristics are modeled as distinct call options. Under this method, the equity unit has value only if the funds available for distribution to stockholders exceed the value of the liquidation preferences at the time of a liquidity event. A discount for lack of marketability of the equity unit is then applied to arrive at an indication of value for the equity unit.
The OPM uses the Black-Scholes formula to price the call options. This model defines the fair values of equity units as functions of the current fair value of a company and uses assumptions such as the anticipated timing of a potential liquidity event and the estimated volatility of the equity units.
PWERM.    Under the PWERM methodology, the fair value of equity units is estimated based upon an analysis of future values for the company, assuming various outcomes. The equity unit value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of equity unit. The future value of the equity unit under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the equity unit.
Hybrid Method.    The hybrid method is a PWERM where the equity value is calculated using an OPM. In the hybrid method used by us, we considered an initial public offering as the other potential future liquidity event. The relative probability of the initial public offering scenario was determined based on an analysis of market conditions at the time and our expectations as to the timing and likely prospects of the initial public offering at each valuation date. We then discounted that future value back to the valuation date at an appropriate discount rate.
Based on the company being privately held, and other relevant factors, our board of directors determined that the OPM was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our equity awards for the valuations performed for fiscal 2018 which resulted in our board of directors determining that the fair value of our equity awards were $1.64. Following its determination in fiscal 2019 that we should explore a potential initial public offering, our board of directors determined that the Hybrid Method was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our equity units for the valuation performed for fiscal 2019 which resulted in the fair value of our equity units being $5.45.
Subsequent to our Initial Public Offering
The fair value of each new equity award and purchase right under the employee stock purchase plan is estimated on the date of grant. We estimate the fair value of each option award and purchase right using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards is based on the closing price of our common stock as reported on the New York Stock Exchange.
Our use of the Black-Scholes OPM model requires that we make assumptions as to the volatility of our stock options and purchase rights under our 2019 Employee Stock Purchase Plan, or the ESPP, the expected term to expiration or a liquidity event, and the risk-free interest rate for a period that approximates the expected term of our stock options and purchase rights under the ESPP. The computation of expected volatility was based on the historical volatility of a group of publicly traded peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The computation of expected term for the stock options was based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ remaining vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The computation of expected term for the purchase rights under the ESPP was based on the offering period, which is six months. We determined the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the award.

The following weighted average key assumptions were used to determine the fair value of the stock options granted during the year ended March 31, 2020:

March 31, 2020
Expected volatility	37.1% - 38.9%
Expected term (years)	6.1
Risk-free interest rate	0.8% - 1.9%
The following weighted average key assumptions were used to determine the fair value of ESPP purchase rights granted during the year ended March 31, 2020:

March 31, 2020
Expected volatility	35.9%
Expected term (years)	0.5
Risk-free interest rate	1.6%
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. We have the ability to permanently reinvest any earnings in our foreign subsidiaries and therefore do not record a deferred tax liability on any outside basis differences in our investments in subsidiaries.
We record net deferred tax assets to the extent we believe that these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability, and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded which would reduce deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
We account for uncertain tax positions based on those positions taken or expected to be taken in a tax return. We determine if the amount of available support indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. We then measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our consolidated statements of operations in the period in which such determination is made. Interest and penalties related to uncertain income tax positions are included in the income tax provision.
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of net tangible and identified net assets acquired. Goodwill and intangible assets that have indefinite lives are not amortized, but rather tested for impairment annually, as of January 1, or more often if and when events or circumstances indicate that the carrying value may not be recoverable. In fiscal year 2019, we elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment” for our annual goodwill impairment test. ASU 2017-04 removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There were no impairments of goodwill during the years ended March 31, 2020, 2019, and 2018.
For the purpose of testing goodwill for impairment, all goodwill acquired in a business combination is assigned to one or more reporting units. A reporting unit represents an operating segment or a component within an operating segment for which discrete financial information is available and is regularly reviewed by segment management for performance assessment and resource allocation. Components of similar economic characteristics are aggregated into one reporting unit for the purpose of goodwill impairment assessment. Reporting units are identified annually and re-assessed periodically for recent acquisitions or any changes in segment reporting structure. We have determined that we operate as one reporting unit.

The fair value of a reporting unit is generally determined using a combination of the income approach and the market approach. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk-adjusted rate.
We use our internal forecasts to estimate future after-tax cash flows and estimate the long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted average cost of capital. We adjust the discount rates for the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. For the market approach, we use a valuation technique in which values are derived based on valuation multiples of comparable publicly traded companies. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.
Impairment of Long-Lived Assets
Long-lived assets, including amortized intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. We estimate fair value using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If circumstances change or events occur to indicate that our fair market value has fallen below book value, then we will compare the estimated fair value of long-lived assets (including goodwill) to its book value. If the book value exceeds the estimated fair value, we will recognize the difference as an impairment loss in our consolidated statements of operations. We did not incur any impairment losses during the years ended March 31, 2020, 2019, and 2018.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of our accompanying audited consolidated statements included in this Annual Report for a description of recently issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. Due to our international operations, we have foreign currency risks related to operating expenses denominated in currencies other than the U.S. dollar, particularly the euro. Additionally, fluctuations in foreign currencies impact the amount of total assets, liabilities, and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars.
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates because, although a significant portion of our revenue is generated in U.S. dollars, our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Europe and Asia. Our results of operations and cash flows could therefore be adversely affected in the future due to changes in foreign exchange rates. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our results of operations or cash flows, and to date, we have not engaged in any hedging strategies with respect to foreign currency transactions. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates, and we may choose to engage in the hedging of foreign currency transactions in the future.
Interest Rate Risk
We had cash and cash equivalents of $213.2 million and $51.3 million as of March 31, 2020 and 2019, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

At March 31, 2020, we also had in place a $60.0 million revolving credit facility, with availability of $44.7 million, and $521.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 3.2% at March 31, 2020. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Dynatrace, Inc.
Waltham, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dynatrace, Inc. (the “Company”) and subsidiaries as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity/member’s deficit, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 2015.

/s/ BDO USA, LLP
Troy, Michigan
May 27, 2020

DYNATRACE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$213,170	$51,314
Accounts receivable, net of allowance for doubtful accounts	157,058	115,431
Deferred commissions, current	38,509	27,705
Prepaid expenses and other current assets	61,188	18,768
Total current assets	469,925	213,218
Property and equipment, net	31,508	17,925
Goodwill	1,270,733	1,270,120
Other intangible assets, net	201,592	259,123
Deferred tax assets, net	20,460	10,678
Deferred commissions, non-current	39,736	31,545
Other assets	8,126	8,757
Total assets	$2,042,080	$1,811,366

Liabilities and shareholders' equity / member's deficit
Current liabilities:
Accounts payable	$11,112	$6,559
Accrued expenses, current	93,728	64,920
Current portion of long-term debt	—	9,500
Deferred revenue, current	384,060	272,772
Payable to related party	—	597,150
Total current liabilities	488,900	950,901
Deferred revenue, non-current	60,711	92,973
Accrued expenses, non-current	20,987	98,359
Deferred tax liabilities	—	47,598
Long-term debt, net of current portion	509,985	1,011,793
Total liabilities	1,080,583	2,201,624
Commitments and contingencies (Note 12)
Shareholders' equity / member's deficit:
Common shares, $0.001 par value, 600,000,000 shares authorized, 280,853,040 shares issued and outstanding at March 31, 2020	281	—
Common units, no par value, 100 units authorized, issued and outstanding at March 31, 2019	—	—
Additional paid-in capital	1,573,347	(184,546)
Accumulated deficit	(594,026)	(176,002)
Accumulated other comprehensive loss	(18,105)	(29,710)
Total shareholders' equity / member's deficit	961,497	(390,258)
Total liabilities and shareholders' equity / member's deficit	$2,042,080	$1,811,366

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2020	2019	2018
Revenue:
Subscription	$487,817	$349,830	$257,576
License	12,686	40,354	98,756
Service	45,300	40,782	41,715
Total revenue	545,803	430,966	398,047
Cost of revenue:
Cost of subscription	73,193	56,934	48,270
Cost of service	39,289	31,529	30,316
Amortization of acquired technology	16,449	18,338	17,948
Total cost of revenue	128,931	106,801	96,534
Gross profit	416,872	324,165	301,513

Operating expenses:
Research and development	119,281	76,759	58,320
Sales and marketing	266,175	178,886	145,350
General and administrative	161,983	91,778	64,114
Amortization of other intangibles	40,280	47,686	50,498
Restructuring and other	1,092	1,763	4,990
Total operating expenses	588,811	396,872	323,272
Loss from operations	(171,939)	(72,707)	(21,759)
Interest expense, net	(45,397)	(69,845)	(35,220)
Other (expense) income, net	(1,197)	2,641	5,204
Loss before income taxes	(218,533)	(139,911)	(51,775)
Income tax (expense) benefit	(199,491)	23,717	60,997
Net (loss) income	$(418,024)	$(116,194)	$9,222
Net (loss) income per share:
Basic and diluted	$(1.58)	$(0.49)	$0.04
Weighted average shares outstanding:
Basic and diluted	264,933	235,939	231,956

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Year Ended March 31,
	2020	2019	2018
Net (loss) income	$(418,024)	$(116,194)	$9,222
Other comprehensive income (loss)
Foreign currency translation adjustment	4,982	(3,912)	(8,680)
Effect of reorganization	6,623	—	—
Total other comprehensive income (loss)	11,605	(3,912)	(8,680)
Comprehensive (loss) income	$(406,419)	$(120,106)	$542

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity / Member’s Deficit
	Shares	Amount
Balance, March 31, 2017	—	$—	$(178,358)	$(69,030)	$(17,118)	$(264,506)
Foreign currency translation, net of tax					(8,680)	(8,680)
Transfers to related parties			(3,920)			(3,920)
Equity repurchases			(806)			(806)
Net income				9,222		9,222
Balance, March 31, 2018	—	$—	$(183,084)	$(59,808)	$(25,798)	$(268,690)
Foreign currency translation, net of tax					(3,912)	(3,912)
Transfers to related parties			(813)			(813)
Equity repurchases			(649)			(649)
Net loss				(116,194)		(116,194)
Balance, March 31, 2019	—	$—	$(184,546)	$(176,002)	$(29,710)	$(390,258)
Foreign currency translation, net of tax					4,982	4,982
Reclassification of related party payable upon reorganization			600,622			600,622
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	38,873	39	585,258			585,297
Effect of reorganization	241,547	242	271,383		6,623	278,248
Contribution for taxes associated with reorganization			265,000			265,000
Restricted stock units vested	503	—				—
Restricted stock awards forfeited	(70)	—				—
Share-based compensation			35,786			35,786
Equity repurchases			(156)			(156)
Net loss				(418,024)		(418,024)
Balance, March 31, 2020	280,853	$281	$1,573,347	$(594,026)	$(18,105)	$961,497

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(418,024)	$(116,194)	$9,222
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation	7,864	7,319	8,783
Amortization	58,457	72,792	73,455
Share-based compensation	222,478	71,151	22,294
Deferred income taxes	(59,276)	(34,214)	(73,196)
Other	6,129	(1,140)	400
Net change in operating assets and liabilities:
Accounts receivable	(44,021)	17,979	(14,727)
Deferred commissions	(20,107)	(19,968)	(14,062)
Prepaid expenses and other assets	(39,737)	(12,401)	1,996
Accounts payable and accrued expenses	52,415	34,787	26,797
Deferred revenue	91,367	127,030	77,876
Net cash (used in) provided by operating activities	(142,455)	147,141	118,838
Cash flows from investing activities:
Purchase of property and equipment	(19,721)	(7,377)	(11,606)
Capitalized software additions	(892)	(1,873)	(3,623)
Acquisitions, net of cash acquired	—	—	(11,302)
Net cash used in investing activities	(20,613)	(9,250)	(26,531)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	590,297	—	—
Offering costs	(5,000)	—	—
Proceeds from term loans	—	1,120,000	—
Debt issuance costs	(866)	(16,288)	—
Repayment of term loans	(515,189)	(83,871)	—
Payments to related parties	—	(1,177,021)	(74,616)
Contribution for tax associated with reorganization	265,000	—	—
Equity repurchases	(156)	(649)	(885)
Installments related to acquisitions	(4,694)	(3,653)	—
Net cash provided by (used in) financing activities	329,392	(161,482)	(75,501)

Effect of exchange rates on cash and cash equivalents	(4,468)	(2,676)	2,827

Net increase (decrease) in cash and cash equivalents	161,856	(26,267)	19,633

Cash and cash equivalents, beginning of year	51,314	77,581	57,948
Cash and cash equivalents, end of year	$213,170	$51,314	$77,581

Supplemental cash flow data:
Cash paid for interest	$39,568	$40,969	$38
Cash paid for tax, net	$266,708	$5,928	$12,906
Noncash investing and financing activities:
Installments due related to acquisition	$—	$—	$8,488
Reclassification of related party payable upon reorganization	$600,622	$—	$—
Transactions with related parties	$—	$14,263	$35,168
Modification of MIU Plan awards	$278,248	$—	$—
See accompanying notes to consolidated financial statements

DYNATRACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of the Business
Business
Dynatrace, Inc. (“Dynatrace”, or the “Company”) offers a software intelligence platform, purpose-built for multi-cloud environments. As enterprises embrace the cloud to effect their digital transformation, the Company’s all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. The Company’s platform does so by utilizing artificial intelligence at its core and continuous automation to provide answers, not just data, about the performance of applications, the underlying hybrid cloud infrastructure, and the experience of its customers’ users. The Company designed its software intelligence platform to allow its customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for better business outcomes.
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in the accompanying financial statements. The income tax amounts in the accompanying consolidated financial statements have been calculated based on a separate return methodology and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions.
As described in Note 17, prior to the reorganization the consolidated financial statements reflected the debt and debt service associated with subordinated demand promissory notes payable of DHC to a related party. The financial statements also reflect certain expenses incurred by the Company for certain functions including shared services for the periods prior to the reorganization, which are immaterial to these financial statements. These expenses were allocated to Dynatrace on the basis of direct usage when identifiable, and for resources indirectly used by Dynatrace. Allocations were based on a proportional cost allocation methodology to reflect estimated usage by Dynatrace. Management considers the allocation methodology and results to be reasonable for all periods presented. However, the financial information presented in these financial statements may not reflect the consolidated financial position, operating results and cash flows of Dynatrace had the Dynatrace business been a separate stand-alone entity during all of the periods presented. Actual costs that would have been incurred if Dynatrace had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.

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
Follow-on offerings by selling stockholders
On December 10, 2019, the Company completed a follow-on offering for the sale of 31,625,000 shares of common stock by selling stockholders, inclusive of the underwriters’ option to purchase additional shares that was exercised in full, at an offering price of $24.75 per share. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
On February 25, 2020, the Company completed a second follow-on offering for the sale of 25,000,000 shares of common stock by selling stockholders at an offering price of $34.50 per share. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
Foreign currency translation
The reporting currency of the Company is the U.S. dollar (“USD”). The functional currency of the Company’s principal foreign subsidiaries is the currency of the country in which each entity operates. Accordingly, assets and liabilities in the consolidated balance sheet have been translated at the rate of exchange at the balance sheet date, and revenues and expenses have been translated at average exchange rates prevailing during the period the transactions occurred. Translation adjustments have been excluded from the results of operations and are reported as accumulated other comprehensive loss within the consolidated statements of shareholders’ equity / member’s deficit.
Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in “Other (expense) income, net” in the consolidated statements of operations.
Use of estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to the stand-alone selling price for each distinct performance obligation in customer contracts with multiple performance obligations, the uncollectible accounts receivable, the fair value of tangible and intangible assets acquired, and liabilities assumed in a business combination, valuation of long-lived assets, equity-based compensation expense and income taxes, among other things. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease named COVID-19 constitutes a pandemic. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on the Company’s customers and its sales cycles, which are uncertain and cannot be predicted. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Segment information
The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis, for purposes of making operating decisions, assessing financial performance and allocating resources.

Business combinations
When the Company acquires a business, management allocates the purchase price to the net tangible and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital and the cost savings expected to be derived from acquiring an asset.
Deferred offering costs
Deferred offering costs consist primarily of legal, accounting, printer, and other direct fees and costs related to the Company’s initial public offering. Prior to the IPO, all deferred offering costs were capitalized in “Prepaid expenses and other current assets” in the consolidated balance sheets. After the IPO, all deferred offering costs were reclassified into shareholders’ equity as a reduction of the IPO proceeds in the consolidated balance sheets. At March 31, 2019, the Company had capitalized $1.6 million of offering costs which are included in “Prepaid expenses and other current assets” in the consolidated balance sheets. During the year ended March 31, 2020, the Company completed its IPO and reclassified $5.0 million of offering costs into shareholders’ equity.
Revenue recognition
The Company elected to early adopt Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers, effective April 1, 2018, using the full retrospective transition method. Under this method, the Company is presenting the consolidated financial statements for the year ended March 31, 2018 as if ASC 606 had been effective for that period. The Company applied a practical expedient not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less.
The Company sells software licenses, subscriptions, maintenance and support, and professional services together in contracts with its customers, which include end-customers and channel partners. The Company’s software license agreements provide customers with a right to use software perpetually or for a defined term. As required under applicable accounting principles, the goods and services that the Company promises to transfer to a customer are accounted for separately if they are distinct from one another. Promised items that are not distinct are bundled as a combined performance obligation. The transaction price is allocated to the performance obligations based on the relative estimated standalone selling prices of those performance obligations.
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these goods or services.
The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer
The Company considers the terms and conditions of the contract in identifying the contracts. The Company determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, it has been determined the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, and financial information pertaining to the customer.

2.	Identification of the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. The Company’s performance obligations consist of (i) software licenses, (ii) subscription services, (ii) maintenance and support for software licenses, and (iv) professional services.

3.	Determination of the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company’s contracts do not contain a significant financing component.

4.	Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) for arrangements not including software licenses or subscription services. The Company has determined that its pricing for software licenses and subscription services is highly variable and therefore allocates the transaction price to those performance obligations using the residual approach.

5.	Recognition of revenue when, or as a performance obligation is satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized when control of the service is transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services.
Subscription
Subscription revenue relates to performance obligations for which the Company recognizes revenue over time as control of the product or service is transferred to the customer. Subscription revenue includes arrangements that permit customers to access and utilize the Company’s hosted software delivered on a software-as-a-service (“SaaS”) basis, term-based and perpetual licenses of the Company’s Dynatrace Software, as well as maintenance. The when-and-if available updates of the Dynatrace Software, which are part of the maintenance agreement, are critical to the continued utility of the Dynatrace Software; therefore, the Company has determined the Dynatrace Software and the related when-and-if available updates to be a combined performance obligation. Accordingly, when Dynatrace Software is sold under a term-based license, the revenue associated with this combined performance obligation is recognized ratably over the license term as maintenance is included for the duration of the license term. The Company has determined that perpetual licenses of Dynatrace Software provide customers with a material right to acquire additional goods or services that they would not receive without entering into the initial contract as the renewal option for maintenance services allows the customer to extend the utility of the Dynatrace Software without having to again make the initial payment of the perpetual software license fee. The associated material right is deferred and recognized ratably over the term of the expected optional maintenance renewals.
Subscription revenue also includes maintenance services relating to the Company’s Classic offerings as that revenue is recognized over time given that our obligation is a stand-ready obligation to provide customer support and when-and-if available updates to the Classic software as well as certain other stand-ready obligations.
License
License revenue relates to performance obligations for which the Company recognizes revenue at the point that the license is transferred to the customer. License revenue includes these perpetual and term-based licenses that relate to the Company’s Classic offerings (“Classic Software Licenses”), which are focused on traditional customer approaches to building, operating and monitoring software in less dynamic environments. The Company requires customers purchasing perpetual licenses of Classic Software and Dynatrace Software, as defined below, to also purchase maintenance services covering at least one year from the beginning of the perpetual license. The Company has determined that the Classic Software Licenses and the related maintenance services are separate performance obligations with different patterns of recognition. Revenue from Classic Software Licenses is recognized upon delivery of the license. Revenue from maintenance is recognized over the period of time of the maintenance agreement and is included in “Subscription”.
Service
The Company offers implementation, consulting and training services for the Company’s software solutions and SaaS offerings. Services fees are generally based on hourly rates. Revenues from services are recognized in the period the services are performed, provided that collection of the related receivable is reasonably assured.
Deferred commissions
Deferred sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit which the Company has estimated to be three years. The period of benefit has been determined by taking into consideration the duration of customer contracts, the life of the technology, renewals of maintenance and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in “Sales and marketing” expenses on the consolidated statements of operations.
The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred commissions. There were no impairment losses recorded during the periods presented.

Deferred revenue
Deferred revenue consists primarily of billed subscription and maintenance fees related to the future service period of subscription and maintenance agreements in effect at the reporting date. Deferred licenses are also included in deferred revenue for those billed arrangements that are being recognized over time. Short-term deferred revenue represents the unearned revenue that will be earned within twelve months of the balance sheet date; whereas, long-term deferred revenue represents the unearned revenue that will be earned after twelve months from the balance sheet date.
Payment terms
Payment terms and conditions vary by contract type, although the Company’s terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of payment, the Company has determined that its contracts do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, not to receive financing from customers or to provide customers with financing.
Contract modification
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
Cost of revenues
Cost of subscription
Cost of subscription revenue includes all direct costs to deliver the Company’s subscription products including salaries, benefits, share-based compensation and related expenses such as employer taxes, allocated overhead for facilities, IT, third-party hosting fees related to the Company’s cloud services, and amortization of internally developed capitalized software technology. The Company recognizes these expenses as they are incurred.
Cost of service
Cost of service revenue includes salaries, benefits, share-based compensation and related expenses such as employer taxes for our services organization, allocated overhead for depreciation of equipment, facilities and IT, and amortization of acquired intangible assets. The Company recognizes expense related to its services organization as they are incurred.
Amortization of acquired technology
Amortization of acquired technology includes amortization expense for technology acquired in business combinations.
Research and development
Research and development (“R&D”) costs, which primarily include the cost of programming personnel, including share-based compensation, amounted to $119.3 million, $76.8 million, and $58.3 million during the years ended March 31, 2020, 2019 and 2018, respectively. R&D costs related to the Company’s software solutions are reported as “Research and development” in the consolidated statements of operations.
Advertising
Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in the consolidated statements of operations. Advertising expense was $5.7 million, $2.1 million, and $1.8 million during the years ended March 31, 2020, 2019 and 2018, respectively.
Leases
The Company primarily leases facilities under operating leases. For leases that contain rent escalation or rent concession provisions, rent expense is recorded on a straight-line basis over the term of the lease. The difference between the rent paid and the straight-line rent expense is recorded as current and non-current deferred rent liability, as appropriate on the consolidated balance sheets. Rent expense, exclusive of sublease income, for operating leases was $14.0 million, $11.3 million, and $8.7 million for the years ended March 31, 2020, 2019 and 2018, respectively. Sublease income was $4.5 million, $4.3 million, and $2.5 million for the years ended March 31, 2020, 2019 and 2018, respectively.
Restructuring expense
The Company defines restructuring expense as costs directly associated with exit or disposal activities. Such costs include employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs are probable and estimable. For one-time termination benefits (i.e., no substantive plan) and employee retention costs, expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. There is presently no concentration of credit risk for customers as no individual entity represented more than 10% of the balance in accounts receivable as of March 31, 2020, 2019 and 2018 or 10% of revenue for the years ended March 31, 2020, 2019 and 2018.
Cash and cash equivalents
All highly-liquid investments with a maturity of three months or less when purchased are considered cash and cash equivalents.
Accounts receivable and allowance for doubtful accounts
The Company continuously assesses the collectability of outstanding customer invoices and in doing so, assesses the need to maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the Company considers factors such as: historical collection experience, a customer’s current creditworthiness, customer concentrations, age of outstanding balances, both individually and in the aggregate, and existing economic conditions. Actual customer collections could differ from the Company’s estimates. Allowance for doubtful accounts totaled $3.1 million and $3.4 million, and is classified as “Accounts receivable, net of allowance for doubtful accounts” in the consolidated balance sheets as of March 31, 2020 and 2019, respectively.
Property and equipment, net
The Company states property and equipment, net, at the acquisition cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of the useful lives of the assets or the related lease. The following table presents the estimated useful lives of the Company’s property and equipment:

Computer equipment and software	3 - 5 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	Shorter of the useful life of the asset or the lease term

Property and equipment are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if an impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of carrying value or net realizable value. There was no impairment of property and equipment during the years ended March 31, 2020, 2019 and 2018.
Goodwill and other intangible assets
The Company’s goodwill and intangible assets primarily relate to the push-down of such assets relating to Thoma Bravo’s December 15, 2014 acquisition of Compuware Corporation based on their relative fair values at the date of acquisition.
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since the Company’s acquisition by Thoma Bravo through March 31, 2020, the Company did not have any goodwill impairment.
Intangible assets consist primarily of customer relationships, developed technology, trade names and trademarks, all of which have a finite useful life, as well as goodwill. Intangible assets are amortized based on either the pattern in which the economic benefits of the intangible assets are estimated to be realized or on a straight-line basis, which approximates the manner in which the economic benefits of the intangible asset will be consumed.
Capitalized software
The Company’s capitalized software includes the costs of internally developed software technology and software technology purchased through acquisition. Internally developed software technology consists of development costs associated with software products to be sold (“software products”) and internal use software associated with hosted software.
Costs associated with the development of software technology are expensed prior to the establishment of technological feasibility and capitalized thereafter until the related software technology is available for general release to customers. Technological feasibility is established when management has authorized and committed to funding a project and it is probable that the project will be completed, and the software will be used to perform the function intended. For internal use software, capitalization begins during the application development stage. The Company capitalized $0.9 million, $1.9 million, and $3.6 million for internally developed software technology during the years ended March 31, 2020, 2019 and 2018, respectively, and is recorded within “Other intangible assets, net” in the consolidated balance sheets.
The amortization of capitalized software technology is computed on a project-by-project basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for the software technology or (b) the straight-line method over the remaining estimated economic life of the software technology, including the period being reported on. Amortization begins when the software technology is available for general release to customers. The amortization period for capitalized software is generally three to five years. Amortization of internally developed capitalized software technology is $1.7 million, $6.8 million, and $5.0 million during the years ended March 31, 2020, 2019 and 2018, respectively, and is recorded within “Cost of subscription” in the consolidated statements of operations.
Impairment of long-lived assets
Long-lived assets, including amortized intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is estimated by the Company using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If circumstances change or events occur to indicate that the Company’s fair market value has fallen below book value, the Company will compare the estimated fair value of long-lived assets (including goodwill) to its book value. If the book value exceeds the estimated fair value, the Company will recognize the difference as an impairment loss in the consolidated statements of operations. The Company did not incur any impairment losses during the years ended March 31, 2020, 2019 and 2018.
Income taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. The Company has the ability to permanently reinvest any earnings in its foreign subsidiaries and therefore does not recognize any deferred tax liabilities that arise from outside basis differences in its investment in subsidiaries.
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded which would reduce deferred tax assets. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
Interest and penalties related to uncertain income tax positions are included in the income tax provision.

Fair value of assets and liabilities
Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

•	Level 1: Observable inputs that reflect quoted prices for identical assets or liabilities in active markets;

•
Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company’s carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate their fair values due to their short maturities.
Share-based compensation
Prior to the IPO, certain employees were granted management incentive units and appreciation units which made a holder eligible to participate in distributions of cash, property, or securities of Compuware Parent LLC made in respect of the Company (whether by way of dividend, repurchase, recapitalization, or otherwise). In the event the employee was no longer employed by the Company, including due to a change in control, as defined, all the MIUs and AUs were subject to a repurchase arrangement, at the discretion of the Company, Compuware Parent LLC, or Thoma Bravo and certain Thoma Bravo affiliated funds that held equity in Compuware Parent LLC (collectively, “TB”). There were no distributions during the years ended March 31, 2020, 2019 and 2018. The MIUs and AUs were settled in cash and were accounted for as liability-based awards. Liabilities for awards under these plans were required to be measured at fair value at each reporting date until the date of settlement. The fair value of the equity units underlying the MIUs and AUs was determined by the board of managers as there was no public market for the equity units. The board of managers determined the fair value of the Company’s equity units by considering a number of objective and subjective factors including: the valuation of comparable companies, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors. The liability for these share-based awards was recorded in “Accrued expenses, non-current” on the consolidated balance sheets for the year ended March 31, 2019. In connection with the reorganization during the second quarter of fiscal 2020, the Company converted all outstanding MIUs and AUs into common stock, restricted stock, or restricted stock units (“RSUs”) of Dynatrace, Inc.
After the IPO, the Company uses the publicly quoted price as reported on the New York Stock Exchange as the fair value of its common stock. The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, restricted stock, RSUs, and the purchase rights under the employee stock purchase plan (the “ESPP”), based on the estimated grant-date fair value of the award. The fair value is recognized as an expense following the straight-line attribution method over the requisite service period of the entire award for stock options, restricted stock, and RSUs; and over the offering period for the purchase rights issued under the ESPP.
The Company calculates the fair value of stock options and the purchase rights under the ESPP using the Black-Scholes option-pricing model. This requires the input of assumptions, including the fair value of the Company’s underlying common stock, the expected term of stock options and purchase rights, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used in the Company’s option-pricing model represent its best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. The resulting fair value, net of actual forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.
Excess tax benefits of awards related to awards exercises are recognized as an income tax benefit in the income statement and reflected in operating activities in the statement of cash flows. Share-based compensation cost that has been included in income from continuing operations amounted to $222.5 million, $71.2 million, and $22.3 million for the years ended March 31, 2020, 2019 and 2018. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was zero, $4.8 million, and $0.7 million for the years ended March 31, 2020, 2019 and 2018, respectively.

Net (loss) income per share
Basic net (loss) income per share attributable to common shareholders is calculated by dividing the net (loss) income attributable to common shareholders for the period by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net (loss) income per share includes the dilutive effect of common share equivalents and is calculated using the weighted-average number of common shares and the common share equivalents outstanding during the reporting period. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities. For the years ended March 31, 2020, 2019 and 2018, basic and diluted net (loss) income per share have been retroactively adjusted to reflect the reorganization transactions described in Note 2.
Reclassification
Certain reclassifications of prior period amounts have been made in the Company’s consolidated balance sheets and notes to the consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
Recently issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments supersede current lease requirements in Topic 840 which require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This new guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those periods, except for emerging growth companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to elect this new transition guidance upon adoption of the standard on April 1, 2020. The Company will use the package of practical expedients which allows Dynatrace to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. The Company expects that this standard will have a material effect on its consolidated balance sheets. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for the Company’s office space operating leases. The right-of-use assets and corresponding lease liabilities will be based on the present value of future minimum lease payments. The adoption is not expected to have a material impact on the consolidated statements of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019. The Company does not expect the standard to have a material impact on its consolidated financial statements.
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

3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenues by geographic region (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
North America	$318,299	58%	$248,012	57%	$232,521	58%
Europe, Middle East and Africa	150,418	28%	125,615	29%	111,295	28%
Asia Pacific	60,418	11%	45,563	11%	39,275	10%
Latin America	16,668	3%	11,776	3%	14,956	4%
Total revenue	$545,803		$430,966		$398,047

For the years ended March 31, 2020, 2019 and 2018, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $299.5 million and 55%, $233.3 million and 54% and $216.6 million and 54% of total revenue, respectively.
Deferred commissions
The following table represents a rollforward of the Company’s deferred commissions (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Beginning balance	$59,250	$39,282	$25,219
Additions to deferred commissions	54,969	43,212	30,835
Amortization of deferred commissions	(35,974)	(23,244)	(16,772)
Ending Balance	$78,245	$59,250	$39,282
Deferred commissions, current	38,509	27,705	18,763
Deferred commissions, non-current	39,736	31,545	20,519
Total deferred commissions	$78,245	$59,250	$39,282

Deferred revenue
Revenue recognized from amounts included in deferred revenue as of March 31, 2019 was $274.7 million during the year ended March 31, 2020. Revenue recognized from amounts included in deferred revenue as of March 31, 2018 was $211.4 million during the year ended March 31, 2019. Revenue recognized from amounts included in deferred revenue as of March 31, 2017 was $169.2 million during the year ended March 31, 2018.
Remaining performance obligations
As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $859.7 million, which consists of both billed consideration in the amount of $444.8 million and unbilled consideration in the amount of $414.9 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 58% of this amount as revenue in the year ended March 31, 2021 and 99% of this amount as revenue over the three years ending March 31, 2023 with the remaining 1% recognized thereafter.
4.    Business Combinations
In November 2017, the Company completed the acquisition of Qumram AG (Qumram), a Swiss company whose technology allows organizations to gain insight into user behavior and enhance customer experience by recording, analyzing and visually replaying user sessions, for an aggregate purchase price of $20.8 million. Total cash consideration net of cash acquired was $11.3 million. The Company recorded a payment obligation of $8.5 million, of which $4.8 million was classified as “Accrued expenses, current” in its consolidated balance sheet for the year ended March 31, 2019 and no purchase obligations are outstanding as of March 31, 2020. Of the total purchase price, $1.7 million was allocated to acquired technology and an immaterial amount to net tangible assets acquired, with the excess $18.7 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill. The Company also recognized transaction costs of approximately $0.2 million, which are included in “General and administrative” expense in its consolidated statement of operations for the year ended March 31, 2018. The acquired technology has an estimated useful life of 6 years and is recorded within “Other intangible assets, net” in the consolidated balance sheets. The acquisition has been accounted for as a business combination under the acquisition method. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. Pro forma revenue and results of operations have not been presented because the historical results of Qumram were not material to the Company’s consolidated financial statements in any period presented.
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,
	2020	2019
Prepaid expenses	$13,189	$13,334
Income taxes refundable	47,489	4,078
Other	510	1,356
Prepaid expenses and other current assets	$61,188	$18,768

6.    Property and Equipment, Net
The following table summarizes, by major classification, the components of property and equipment (in thousands):

	March 31,
	2020	2019
Computer equipment and software	$19,550	$37,745
Furniture and fixtures	7,679	6,701
Leasehold improvements	21,562	11,741
Other	3,111	1,260
Total property and equipment	51,902	57,447
Less: accumulated depreciation and amortization	(20,394)	(39,522)
Property and equipment, net	$31,508	$17,925

Depreciation and amortization of property and equipment totaled $7.9 million, $7.3 million, and $8.8 million for the years ended March 31, 2020, 2019, and 2018, respectively.
7.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for fiscal 2020 consist of the following (in thousands):

March 31, 2020
Balance, beginning of year	$1,270,120
Foreign currency impact	613
Balance, end of year	$1,270,733

Other intangible assets, net excluding goodwill consist of the following (in thousands):

	Weighted Average Useful Life (in months)	March 31,
		2020	2019
Capitalized software	107	$189,554	$188,608
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		596,112	595,166
Less: accumulated amortization		(394,520)	(336,043)
Total other intangible assets, net		$201,592	$259,123

Amortization of other intangible assets totaled $58.5 million, $72.8 million, and $73.5 million for the years ended March 31, 2020, 2019, and 2018, respectively.
As of March 31, 2020, the estimated future amortization expense of the Company’s other intangible assets in the table above is as follows (in thousands):

	Fiscal Year Ended March 31,
	2021	2022	2023	2024	2025
Capitalized software	$17,195	$15,938	$15,584	$15,277	$10,621
Customer relationships	29,243	24,660	20,794	17,534	10,473
Trademarks and tradenames	5,501	5,501	5,501	4,753	3,017
Total amortization	$51,939	$46,099	$41,879	$37,564	$24,111

8.    Income Taxes
Income tax provision
Loss before income taxes and the income tax (expense) benefit include the following (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Domestic	$(245,177)	$(163,385)	$(64,391)
Foreign	26,644	23,474	12,616
Total	$(218,533)	$(139,911)	$(51,775)

The income tax provision includes the following (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Income tax expense (benefit)
Federal	$198,307	$3,213	$(393)
State	47,992	575	1,198
Foreign	12,468	5,920	11,638
Total current tax position	258,767	9,708	12,443
Federal	(50,086)	(29,021)	(72,336)
State	(5,839)	(5,464)	(990)
Foreign	(3,351)	1,060	(114)
Total deferred tax provision	(59,276)	(33,425)	(73,440)
Total income tax expense (benefit)	$199,491	$(23,717)	$(60,997)

The Company’s income tax expense of $199.5 million for the year ended March 31, 2020 differed from the amount computed on pre-tax loss at the U.S. federal income tax rate of 21.0%, because of non-deductible share-based compensation and the effects of the reorganization transactions, which produced gain on the difference between the fair market value of the Compuware assets distributed and the adjusted tax basis in such assets, generating a tax liability that was only partially offset by the use of U.S. foreign tax credits that previously were subject to a valuation allowance. The Company evaluated the provisions of the Tax Cuts and Jobs Act (“TCJA”) and recorded a $3.9 million tax benefit to the financial statements for the year ended March 31, 2020 exclusively related to the foreign derived intangible income (“FDII”). Refer to the tax legislation section below for further discussion of these legislative matters.
The Company’s income tax benefit of $23.7 million for the year ended March 31, 2019 differed from the amount computed on pre-tax loss at the U.S. federal income tax rate of 21.0% primarily because of non-deductible share-based compensation, the effects of which were partially offset by U.S. tax credits generated during the year. The Company evaluated the provisions of the TCJA and recorded a $1.8 million tax benefit to the financial statements for the year ended March 31, 2019 exclusively related to the FDII.
The Company’s income tax benefit of $61.0 million for the year ended March 31, 2018 differed from the amount computed on pre-tax income at the U.S. federal blended rate of 31.5% primarily due to the enactment of the TCJA. The Company recognized a tax benefit of $50.0 million from revaluing U.S. net deferred tax liabilities to the reduced U.S. federal income tax rate of 21.0%. The Transition Tax had no impact on the Company’s income tax provision.
The tax rate reconciliation is as follows (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Income tax (benefit) at U.S. federal statutory income tax rate	$(45,892)	$(29,381)	$(16,309)
State and local tax expense	(3,100)	(4,890)	208
Foreign tax rate differential	3,521	2,051	3,619
Branch income	1,601	1,824	384
Non-deductible expenses	35,874	11,807	8,645
Tax credits	(35,354)	(13,233)	(6,173)
Sharing of consolidated tax attributes	—	—	(8,890)
Foreign derived intangibles deduction	(3,901)	(1,790)	—
Tax associated with reorganization	251,819	—	—
Changes in tax law	—	—	(50,033)
Changes in valuation allowance	(9,682)	6,087	5,133
Foreign withholding tax	4,231	3,086	2,701
Other adjustments	374	722	(282)
Total income tax expense (benefit)	$199,491	$(23,717)	$(60,997)

Deferred tax assets and liabilities
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the jurisdictional cumulative loss incurred over the three year period ended March 31, 2020. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.
On the basis of this evaluation, a valuation allowance of $22.0 million and $31.7 million has been recorded as of March 31, 2020 and 2019, respectively. Only the portion of the deferred tax asset that is more likely than not to be realized has been recorded. It is reasonably possible a material adjustment in the amount of the deferred tax asset considered realizable will occur within one year if estimates of future taxable income during the carryforward period are reduced or increased, if objective negative evidence in the form of cumulative losses is no longer present, or if additional weight is given to subjective evidence such as the Company’s projections for growth.

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2020	2019
Deferred revenue	$27,681	$4,752
Capitalized research and development costs	11,140	—
Accrued expenses	6,625	5,983
Share-based compensation	16,660	4,776
Fixed assets	279	447
Net operating loss carryforwards	4,046	4,470
Other tax carryforwards, primarily foreign tax credits	14,603	32,630
Other	2,823	1,183
Total deferred tax assets before valuation allowance	83,857	54,241
Less: valuation allowance	(21,996)	(31,678)
Net deferred tax assets	61,861	22,563
Intangible assets	40,270	51,531
Capitalized research and development costs	—	822
State taxes	251	6,090
Other	880	1,040
Total deferred tax liabilities	41,401	59,483
Net deferred tax assets (liabilities)	$20,460	$(36,920)
Long-term deferred tax assets	20,460	10,678
Long-term deferred tax liabilities	—	(47,598)
Net deferred tax assets (liabilities)	$20,460	$(36,920)

At March 31, 2020 and 2019, the Company had net operating losses (tax-effected) and tax credit carryforwards for income tax purposes before valuation allowance of $18.6 million, and $37.1 million, respectively, that expire in the tax years as follows (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	Expiration
Non-U.S. net operating losses	$3,726	$4,301	Indefinite
Non-U.S. net operating losses	159	169	2021 - 2026
U.S. federal and state tax carryforwards	161	2,657	Indefinite
U.S. federal and state tax carryforwards, primarily foreign tax credits	14,603	29,973	2026 - 2027
Total carryforwards	$18,649	$37,100

Uncertain tax positions
The amount of gross unrecognized tax benefits was $17.4 million and $9.7 million as of March 31, 2020 and 2019, respectively, all of which would favorably affect the Company’s effective tax rate if recognized in future periods.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2020, 2019, and 2018 (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Gross unrecognized tax benefit, beginning of year	$9,653	$9,143	$8,770
Gross increases to tax positions for prior periods	438	20	257
Gross decreases to tax positions for prior periods	(6,210)	(70)	(482)
Gross increases to tax positions for current period	13,543	560	598
Gross unrecognized tax benefit, end of year	$17,424	$9,653	$9,143

As of March 31, 2020 and 2019, the net interest and penalties payable associated with its uncertain tax positions was $0.2 million and $0.1 million, respectively. During the year ended March 31, 2020, the Company recognized expense related to interest and penalties of $0.1 million. During the years ended March 31, 2019 and 2018, the Company recognized an immaterial amount of net interest expense.
The Company has open years in all significant federal, state and foreign jurisdictions, going back to as far as 2010 in certain locations. The U.S. federal income tax return has open years back to 2016. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses.
Tax legislation
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is required to recognize the effects of tax law changes in the period of enactment. The CARES Act impacted the Company’s assessment of the realizability of deferred tax assets as the carry back of net operating losses was used as a source of income. There were no other effects to the Company’s tax provision as a result of the CARES Act as of March 31, 2020.
On December 22, 2017, President Trump signed into law the TCJA. For the tax year of enactment, the TCJA included, among other items, a permanent reduction to the U.S. corporate income tax rate from 35% to 21% and immediate taxation of accumulated, unremitted non-U.S. earnings (the “Transition Tax”).
The TCJA also included three new U.S. corporate tax provisions currently in effect, the global intangible low-taxed income (“GILTI”), the FDII deduction and the base-erosion and anti-abuse tax (“BEAT”). The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. FDII provides a deduction on a percentage of foreign-derived income. The BEAT provision in the Tax Act eliminates the deduction of certain base-erosion payments made to related non-U.S. corporations, and imposes a minimum tax if the amount is greater than the regular tax.
9.    Accrued Expenses
Accrued expenses, current consisted of the following (in thousands):

	March 31,
	2020	2019
Accrued employee - related expenses	$40,687	$35,192
Accrued tax liabilities	13,350	6,274
Accrued restructuring	1,065	1,488
Accrued professional fees	2,103	3,440
Accrued installments for acquisition	—	4,832
Income taxes payable	20,756	3,811
Other	15,767	9,883
Total accrued expenses, current	$93,728	$64,920

Accrued expenses, non-current consisted of the following (in thousands):

	March 31,
	2020	2019
Share-based compensation	$—	$92,047
Income tax reserve	17,108	2,876
Other	3,879	3,436
Total accrued expenses, non-current	$20,987	$98,359

10.    Long-term Debt
On August 23, 2018, the Company entered into the First Lien Credit Agreement (the “First Lien Term Loan”) in which the Company borrowed an aggregate principal amount of $950.0 million, which matures on August 23, 2025. On February 6, 2020, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”) which provides for a decrease in the applicable margin on the First Lien Term Loan and the Revolving Credit Facility and an increase to the letter of credit sublimit by $10.0 million. The First Lien Term Loan and the Second Amendment are collectively referred to as the “Amended First Lien Term Loan”.
Borrowings under the Amended First Lien Term Loan bear interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 1.25% per annum, or (ii) LIBOR plus 2.25% per annum. Interest payments are due quarterly, or more frequently, based on the terms of the credit agreement. As of March 31, 2020, the Company has satisfied all required principal payments under the Amended First Lien Term Loan and the remainder is due at maturity.
The Amended First Lien Term Loan requires prepayments in the case of certain events including: property or asset sale in excess of $5.0 million, proceeds in excess of $5.0 million from an insurance settlement, or proceeds from a new debt agreement. An additional prepayment may be required under the Amended First Lien Term Loan related to excess cash flow for the respective measurement periods.
All of the indebtedness under the Amended First Lien Term Loan is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The Amended First Lien Term Loan contains customary negative covenants. At March 31, 2020, the Company was in compliance with all applicable covenants.
On August 23, 2018, the Company entered into the Second Lien Credit Agreement (the “Second Lien Term Loan”) in which the Company borrowed an aggregate principal amount of $170.0 million. Borrowings under the Second Lien Term Loan bore interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 6.00% per annum, or (ii) LIBOR plus 7.00% per annum. The maturity date on the Second Lien Term Loan was August 23, 2026, with principal payment due in full on the maturity date. Interest payments were due quarterly, or more frequently, based on the terms of the credit agreement. During the second quarter of fiscal 2020, the Company repaid all outstanding borrowings, including accrued interest, under the Second Lien Term Loan and recognized a loss on debt extinguishment of $2.7 million within “Interest expense, net” in the consolidated statement of operations for the year ended March 31, 2020. The Amended First Lien Term Loan and Second Lien Term Loan are collectively referred to as the “Term Loans”.
Debt issuance costs and original issuance discount of $16.4 million, which includes $0.9 million additional transaction fees related to the Second Amendment, were incurred in connection with the Term Loans. These debt issuance costs and original issuance discount will be amortized into interest expense over the contractual term of the Term Loans. The Company recognized $1.7 million and $1.2 million of amortization of debt issuance costs and original issuance discount for the years ended March 31, 2020 and 2019, respectively, which is included in the accompanying consolidated statements of operations.
At March 31, 2020, the Company had an aggregate principal amount outstanding of $521.1 million for the First Lien Term Loan bearing interest at 3.2%. At March 31, 2019, the Company had an aggregate principal amount outstanding of $947.6 million and $88.7 million for the First Lien Term Loan and Second Lien Term Loan, respectively, bearing interest at 5.7% and 9.5%, respectively. At March 31, 2020 and March 31, 2019, the Company had $10.6 million and $14.3 million of unamortized debt issuance costs and original issuance discount which is recorded as a reduction of the debt balance on the Company’s consolidated balance sheets.
Revolving Facility
The First Lien Credit Agreement further provided for a revolving credit facility (the “Revolving Facility”) in an aggregate amount of $60.0 million, which matures on August 23, 2023. Borrowings under the Revolving Facility currently bear interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 1.25% per annum, or (ii) LIBOR plus 2.25% per annum. The Revolving Facility includes a $25.0 million letter of credit sub-facility.

The Company incurs fees with respect to the Revolving Facility, including (i) a commitment fee of 0.25% per annum of unused commitments under the Revolving Facility, (ii) facility fees equal to the applicable margin in effect for Eurodollar Rate Loans, as defined per the credit agreement, times the average daily stated amount of letters of credit, (iii) a fronting fee equal to either (a) 0.125% per annum on the stated amount of each letter of credit or (b) such other rate per annum as agreed to by the parties subject to the letters of credit, and (iv) customary administrative fees.
All of the indebtedness under the Revolving Facility is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors.
Debt issuance costs of $0.8 million were incurred in connection with the entry into the Revolving Facility. These debt issuance costs are amortized into interest expense over the contractual term of the loan. The Company recognized $0.2 million and $0.1 million of amortization of debt issuance costs for the years ended March 31, 2020 and 2019, respectively, which is included in the accompanying consolidated statements of operations. There were $0.5 million and $0.7 million of unamortized debt issuance costs included as a reduction of the debt balance on the accompanying consolidated balance sheets as of March 31, 2020 and 2019, respectively.
The Revolving Facility contains customary negative covenants and does not include any financial maintenance covenants other than a springing minimum net leverage ratio not exceeding 7.50 to 1.00 on the last day of any fiscal quarter, which will be tested only upon the occurrence of an event of default or certain other conditions as specified in the agreement. At March 31, 2020, the Company was in compliance with all applicable covenants pertaining to the Revolving Facility.
As of March 31, 2020 and 2019, there were no amounts outstanding under the Revolving Facility and there were $15.3 million and $0.5 million of letters of credit issued, respectively. The Company had $44.7 million and $59.5 million of availability under the Revolving Facility as of March 31, 2020 and 2019, respectively.
Debt maturities
The maturities of outstanding debt are as follows (in thousands):

Fiscal year	Amount
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	521,125
Total future payments	$521,125

11.    Restructuring Activities
The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to product offering cancellation and termination of related employees, office relocation, administrative cost structure realignment and consolidation of resources. The Company expects to finance restructuring programs through cash on hand and cash generated from operations. Restructuring costs are estimated based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a time frame such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. The Company recorded restructuring expenses of $0.9 million, $1.7 million, and $4.6 million during the years ended March 31, 2020, 2019, and 2018, respectively.
Facility exit costs
Starting in October 2016, the Company began undertaking plans to optimize its U.S. offices, and as result, exited certain leased office spaces. Accordingly, the Company calculated and recorded a liability at the “cease-use” date related to those operating leases based on the difference between the present value of the estimated future sublease rental income and the present value of remaining lease obligations, adjusted for the effects of any prepaid or deferred items. The Company recorded facility exit charges of $0.8 million to “Restructuring expenses” during the year ended March 31, 2018. There were no facility exit charges during the years ended March 31, 2020 and 2019. The related liability is recorded in “Accrued expenses, current” on the consolidated balance sheets.

Transformation activities
During the year ended March 31, 2020, the Company announced a restructuring program designed to better align employee resources with its product offering and future plans. Accordingly, the Company calculated and recorded a liability of the estimated termination benefits of $0.9 million.
During the year ended March 31, 2019, the Company announced a restructuring program designed to better align employee resources with its product offerings and future plans. Accordingly, the Company calculated and recorded a liability of the estimated termination benefits of $1.7 million.
Restructuring reserves
Restructuring reserve balances of $1.1 million and $1.5 million as of March 31, 2020 and 2019, respectively, are classified as “Accrued expenses, current” on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of March 31, 2020 will be substantially complete by the end of fiscal 2021.
The Company’s consolidated restructuring reserves and related activity are summarized below.

	Employee Termination Benefits	Lease Abandonment Costs	Total
Balance, March 31, 2018	$718	$1,235	$1,953
Expense	1,715	—	1,715
Utilization	(1,557)	(623)	(2,180)
Balance, March 31, 2019	876	612	1,488
Expense	905	—	905
Utilization	(1,076)	(252)	(1,328)
Balance, March 31, 2020	$705	$360	$1,065

12.    Commitments and Contingencies
Tax liability
In connection with the initial public offering completed in the second quarter of fiscal 2020, the Company undertook a series of transactions to spin out two wholly owned businesses from the corporate structure. These transactions generated a taxable gain upon their occurrence which will be reported on tax returns for the year ended March 31, 2020. On July 31, 2019, Compuware Corporation distributed $265 million to the Company to partially or wholly fund the tax liability pursuant to an agreement with the Company which is recorded as a contribution within “Additional paid-in capital” on the consolidated statements of shareholders’ equity / member’s deficit. The Company has estimated an expense of $251.8 million and made estimated tax payments to the relevant taxing authorities.
Commitment for operating leases
The Company’s commitments for various operating lease agreements related to office space for various periods that extend through as late as fiscal 2030. Total rent expense under these agreements were approximately $14.0 million, $11.3 million, and $8.7 million for the years ended March 31, 2020, 2019, and 2018, respectively. Certain of these lease agreements contain provisions for renewal options and escalation clauses.
The following table summarizes payments under the Company’s operating lease commitments as of March 31, 2020 (in thousands):

Fiscal year	Amount
2021	$14,210
2022	11,663
2023	11,235
2024	10,864
2025	8,020
Thereafter	16,331
Total future contractual payments	$72,323

Legal matters
From time to time, the Company may be a party to lawsuits and legal proceedings arising in the ordinary course of business. The Company records a liability when it believes that it is probable a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. In the opinion of the Company’s management, these matters, individually and in the aggregate, will not have a material adverse effect on the financial condition and results of the future operations of the Company.
13.    Shareholders’ Equity
The Company is authorized to issue 600,000,000 shares of common stock, par value of $0.001 per share.
Dynatrace Holdings LLC was reorganized on April 1, 2015 and had 100 common units as of March 31, 2019. In connection with the reorganization transactions described in Note 2, an additional 241,547,118 common units of Dynatrace Holdings LLC were issued and subsequently exchanged for 241,547,218 shares of common stock in Dynatrace, Inc. during the second quarter of fiscal 2020. This amount of additional common units includes 16,687,436 common units issued upon the exchange of vested MIUs and AUs. At March 31, 2020, there were 280,853,040 shares of common stock issued and outstanding.
14.    Share-based Compensation
Management Incentive Unit program
Under the Management Incentive Unit program, or the MIU Plan, Compuware Parent LLC’s board of directors had authorized the issuance of 24.1 million Management Incentive Units and 0.8 million Appreciation Units to certain executive officers and key employees of Dynatrace. The MIUs and AUs consisted of two types of units which were classified as performance-vested units and time-vested units.
Performance-vested units included four performance targets which vested 25% after each fiscal year end, upon the board of director’s confirmation that the performance target was met for such fiscal year. These units had a requisite service period that varied based on the grant date, but the service period began on the grant date and ended on achievement of the final fiscal year performance target. The performance criterion for vesting of performance units had been based on the Company’s EBITDA compared to the target established and approved for each fiscal year. Units that were vested based upon performance for any given year for which the target was not met did not vest, and were subject to repurchase by the Company, Compuware Parent LLC, or TB at any time; provided, that if the target was not met for a given year, but the target for the subsequent year was met, the unvested performance-based units for the previous year would become vested when the target for the subsequent year was met.
Time-vested units vested at 25% one year after grant date (or one year after the vesting start date, if different) and the remaining 75% vested ratably over a 36-month period. These units had a requisite service period of 48 months (or the period from the grant until three years from the date that the first 25% vested) and could be repurchased by the Company, Compuware Parent LLC, or TB at any time.
In connection with the reorganization transactions occurring in the second quarter of fiscal 2020, as described in Note 2, outstanding awards granted under the MIU Plan were converted into shares of common stock, restricted stock, and restricted stock units which were granted under the 2019 Plan, as defined below. Upon conversion, the MIUs and AUs were modified and ceased to be classified as liability awards. This modification impacted 306 participants and resulted in the recognition of incremental stock compensation expense of $145.3 million during the year ended March 31, 2020 to record the liability awards at fair value immediately prior to the modification. Upon modification, the liability balance of $278.2 million related to these MIUs and AUs was reclassified into additional paid-in capital.

The following table shows the MIU activity for the year ended March 31, 2020:

	Number of Units	Weighted Average Participation Threshold	Fair Value
	(in thousands)	(per unit)	(per unit)
MIUs outstanding as of March 31, 2019	24,112	$0.36	$5.45
Units granted during the year	469	7.71
Units exchanged for AUs during the year	(106)	1.99
Units forfeited/repurchased during the year	(3,009)	0.06
Modification of MIU Plan awards	(21,466)	0.56
MIUs outstanding as of March 31, 2020	—	$—	$—
MIUs vested as of March 31, 2020	—
The following table shows the AU activity for the year ended March 31, 2020:

	Number of Units	Weighted Average Participation Threshold	Fair Value
	(in thousands)	(per unit)	(per unit)
AUs outstanding as of March 31, 2019	819	$1.18	$5.45
Units converted from MIUs	106	1.99
Units granted during the year	53	7.71
Units forfeited/repurchased during the year	(5)	1.63
Modification of MIU Plan awards	(973)	1.62
AUs outstanding as of March 31, 2020	—	$—	$—
AUs vested as of March 31, 2020	—

The fair value of the equity units underlying the MIUs and AUs had historically been determined by the board of directors as there was no public market for the equity units. The board of directors determined the fair value of the Company’s equity units by considering a number of objective and subjective factors including: the valuation of comparable companies, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors.
The participation threshold was determined by the board of directors, based on the fair market value on the grant issuance date upon vesting or settlement, the value associated with the MIUs and AUs was the difference between the fair value of the unit and the associated participation threshold. Prior to the modification, the awards were marked to market at the balance sheet date. Upon modification, the awards were marked to market immediately prior to the modification. The weighted average grant date fair value of units granted during the years ended March 31, 2020, 2019, and 2018 was $7.71, $3.62, and $0.82, respectively. The total fair value of vested units during the years ended March 31, 2020, 2019, and 2018 was $278.2 million, $92.0 million, and $22.6 million, respectively.
The following key assumptions were used to determine the fair value of the MIUs and AUs for fiscal 2020, 2019, and 2018:

	2020	2019	2018
Expected dividend yield	—	—	—
Expected volatility	35% - 55%	50% - 60%	50%
Expected term (years)	0.5 - 1.25	1.0 - 1.5	2.5
Risk-free interest rate	1.86% - 2.09%	2.33% - 2.40%	2.34%

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
Stock options
The following table summarizes activity for stock options during the period ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2019	—	$—
Granted	7,322	16.26
Exercised	—	—
Forfeited	(175)	16.18
Balance, March 31, 2020	7,147	$16.26	9.3	$54,423
Options vested and expected to vest at March 31, 2020	7,147	$16.26	9.3	$54,423
Options vested and exercisable at March 31, 2020	—	$—	0.0	$—

As of March 31, 2020, the total unrecognized compensation expense related to non-vested stock options granted is $38.8 million and is expected to be recognized over a weighted average period of 3.4 years. For the year ended March 31, 2020, the Company recognized $7.2 million of share-based compensation expense related to stock options.
The fair value for the Company’s stock options granted during the year ended March 31, 2020 was estimated at the date of grant using a Black-Scholes option-pricing model using the following assumptions:

March 31, 2020
Expected dividend yield	—
Expected volatility	37.1% - 38.9%
Expected term (years)	6.1
Risk-free interest rate	0.8% - 1.9%

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

Restricted shares and units
During the year ended March 31, 2020, the Company granted an aggregate of 6,569,783 restricted shares to certain key employees and non-employee directors. The total grants consisted of: (i) 3,379,170 time-based restricted shares that vest 25% after the grant date (or one year after the vesting start date, if different) and the remaining 75% vest ratably over a 36-month period; (ii) 696,873 performance-based restricted shares; (iii) 2,443,740 time-based restricted shares that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over 3 years, and (iv) 50,000 time-based restricted shares that vest on August 15, 2020 or upon Board approval at the annual shareholder meeting, if earlier.
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
The following table provides a summary of the changes in the number of restricted shares for the year ended March 31, 2020:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2019	—	$—	—	$—
Granted	2,855	16.00	3,715	16.33
Vested	(784)	16.00	(503)	16.00
Forfeited	(87)	16.00	(89)	16.42
Balance, March 31, 2020	1,984	$16.00	3,123	$16.39

As of March 31, 2020, the total unrecognized compensation expense related to unvested restricted stock is $22.9 million and is expected to be recognized over a weighted average period of 1.9 years. As of March 31, 2020, the total unrecognized compensation expense related to unvested restricted stock units is $44.4 million and is expected to be recognized over a weighted average period of 3.0 years. For the year ended March 31, 2020, the Company recognized $27.9 million of share-based compensation expense related to restricted shares and units.
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
As of March 31, 2020, there was approximately $0.4 million of unrecognized stock-based compensation related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.

The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

March 31, 2020
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
Share-based compensation
The following table summarizes the components of total share-based compensation expense included the consolidated financial statements for each period presented (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Cost of revenue	$18,685	$5,777	$1,720
Research and development	38,670	12,566	3,858
Sales and marketing	84,698	24,673	7,536
General and administrative	80,425	28,135	9,180
Total share-based compensation	$222,478	$71,151	$22,294

15.    Net (Loss) Income Per Share
On August 1, 2019, the Company completed its IPO in which the Company issued and sold 38,873,174 shares of common stock at a price to the public of $16.00 per share. These shares are included in the common stock outstanding as of that date.
For the years ended March 31, 2020, 2019, and 2018, basic and diluted net (loss) income per share have been retrospectively adjusted to reflect the conversion of equity in connection with the reorganization transactions described in Note 2. Basic and diluted net (loss) income per share was derived from a unit conversion factor of $16.00 per share as determined by the board of managers of Dynatrace Holdings LLC on July 30, 2019.
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2020	2019	2018
Numerator:
Net (loss) income	$(418,024)	$(116,194)	$9,222
Denominator:
Weighted average shares outstanding, basic and diluted	264,933	235,939	231,956
Net (loss) income per share, basic and diluted	$(1.58)	$(0.49)	$0.04

The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the years ended March 31, 2020, 2019, and 2018 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Stock options	4,763	—	—
Unvested restricted stock and RSUs	3,819	—	—
Shares committed under ESPP	64	—	—
Unvested equity awards	—	6,399	10,038

16.    Related Party Transactions
The Company had agreements with Thoma Bravo, LLC for financial and management advisory services. During the years ended March 31, 2020, 2019, and 2018, the Company incurred $1.6 million, $4.9 million, and $4.9 million, respectively, related to these services. The related expense is reflected in “General and administrative” expense in the consolidated statements of operations. Upon completion of the Company’s initial public offering, these agreements were terminated.
During the year ended March 31, 2020, Compuware distributed $265.0 million to the Company to partially or wholly fund a tax liability incurred in connection with the reorganization transactions described in Note 2.
During the years ended March 31, 2019 and 2018, the Company has transfers to related parties of $0.8 million and $3.9 million, respectively, which are included in “Additional paid-in capital” in the consolidated balance sheets.
During the years ended March 31, 2019 and 2018, the Company transferred cash to related parties of $1,177.0 million and $74.6 million, respectively, related to debt service and shared costs. Other related party settlements resulted in an increase in payables to related parties of $14.3 million and $35.2 million for the years ended March 31, 2019 and 2018, respectively.
17.    Related Party Debt
On April 1, 2015, the Company entered into $1.8 billion in subordinated demand promissory notes payable to Compuware, a related party. The promissory notes were established in connection with Compuware’s external debt financing. All payments of principal and interest were payable on the earliest to occur of (i) demand by the holder, (ii) June 1, 2023 and (iii) the date of acceleration of the promissory notes as a result of the occurrence of an event of default. As a result of the August 23, 2018 financing transaction, as described in Note 10, Long-term Debt, the amount was reduced by net proceeds of the financing obtained by Dynatrace LLC, leaving $478.5 million in principal and accrued interest of $118.7 million, at a rate of 2.72% per annum, which is included in “Payable to related party” in the consolidated balance sheets at March 31, 2019. Interest expense on the promissory notes were $4.1 million, $27.4 million, and $35.2 million for the years ended March 31, 2020, 2019, and 2018, respectively, and is included in the consolidated statements of operations in “Interest expense, net.” In connection with the reorganization during the second quarter of fiscal 2020, the corresponding receivable at Compuware was contributed to the Company and the payable to related party was eliminated.
18.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. For the years ended March 31, 2020, 2019, and 2018, the Company made contributions of $3.1 million, $1.9 million and $1.4 million to the 401(k) Plan, respectively.
19.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, Revenue Recognition, for a disaggregation of revenue by geographic region.

Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	March 31,
	2020	2019
North America	$11,296	$10,036
Europe, Middle East and Africa	18,590	7,347
Asia Pacific	1,564	376
Latin America	58	166
Total property and equipment, net	$31,508	$17,925

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were not effective as of March 31, 2020 because of a material weakness in internal control over financial reporting. Specifically, the Company did not maintain effective controls over accounting for income taxes.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Description of Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As noted above, a material weakness in internal controls over financial reporting was discovered subsequent to March 31, 2020 in the course of finalizing the financial statements for inclusion in this Annual Report on Form 10-K. The Company determined that a material weakness existed related to accounting for income taxes in connection with the preparation and review of its global annual tax provision, and particularly in the area of realizability of tax attributes such as foreign tax credits and other domestic deferred tax assets. In preparing the tax provision for the year ended March 31, 2020, the Company’s internal controls over preparation and review of the income tax provision failed to detect certain errors relating to the assessment of the realizability of deferred tax assets as well as certain complex technical matters which impacted income tax expense, current and deferred tax assets and liabilities and the related valuation allowance.  The Company attributes the material weakness to lack of sufficient independent review of the income tax provision, as well as identifying certain complex tax technical matters, including international tax implications.

The Company is in the process of developing a remediation plan with respect to this material weakness. We hired an International Tax Manager in April 2020, and we expect to continue to add appropriate technical resources to assist in the preparation of our tax provision as needed. We also plan to enhance our documentation and management review of tax balances. Changes and improvements in the Company’s internal control over financial reporting environment will be implemented based on the outcome of management’s review and the implementation of the remediation plan.

Changes in Internal Control Over Financial Reporting
Except for the material weakness described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
On May 27, 2020, the board of directors of the Company and the Company’s Stockholders approved an amendment to the Company’s amended and restated bylaws (the “Amendment”). The Amendment (1) designates the Court of Chancery of the State of Delaware as the exclusive jurisdiction for (i) any derivative action, (ii) any claim of breach of fiduciary duty, (iii) any claim against a current or former director, officer, employee or stockholder, and (iv) any action against the Company governed by the internal affairs doctrine, and (2) designates the United States District Court for the District of Massachusetts as the exclusive jurisdiction for any litigation arising under the Securities Act of 1933, as the Company’s headquarters are located in Waltham, Massachusetts. The Board approved the By-laws Amendment in order to reduce any potential expenses that the Company may incur in connection with any of the specified types of actions or proceedings if the Company was required to defend any such potential actions or proceedings in multiple jurisdictions and in parallel proceedings in federal and state courts simultaneously.
A copy of the Amendment is filed as Exhibit 3.4 to this Annual Report on Form 10-K and is incorporated herein by reference, and the foregoing summary is qualified in its entirety by reference to the full text of the Amendment.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the Investor Relations section of our website at www.dynatrace.com. We will disclose any amendments to our code of business conduct and ethics, or waivers of its requirements granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website or in filings under the Exchange Act as required by applicable law or the listing standards of the NYSE.
The remaining information called for by this item, including information about our Directors, Executive Officers and Audit Committee, will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2020 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2020 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2020 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2020 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2020 and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Listing of Documents

1.	Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
CONSOLIDATED STATEMENTS OF CASH FLOWS

2.	Financial Statement Schedules
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits
The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
ITEM 16. FORM 10-K SUMMARY
None.
EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Limited Liability Company Agreement of Dynatrace LLC, dated as of August 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).

3.2
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
3.4	First Amendment to the Amended and Restated Bylaws of the Registrant.
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.3	Description of Registrant’s Securities
10.1#
2019 Equity Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 30, 2019).

10.2#	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).

10.3#	Annual Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
10.4	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
10.5#
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

10.6#
Executive Officer Employment Agreement, by and between Registrant and John Van Siclen (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).

10.7#
Executive Officer Employment Agreement, by and between Registrant and Kevin Burns (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).

10.8#
Executive Officer Employment Agreement, by and between Registrant and Stephen Pace (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).

10.9
Senior Secured First Lien Credit Agreement, by and among Dynatrace LLC, Dynatrace Intermediate LLC, Jefferies Finance LLC and the other Lenders Parties listed thereto, dated as of August 23, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 5, 2019).

10.10
Senior Secured Second Lien Credit Agreement, by and among Dynatrace LLC, Dynatrace Intermediate LLC, Jefferies Finance LLC and the other Lenders Parties listed thereto, dated as of August 23, 2018 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 5, 2019).

10.11
Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC, and Declaration Affixing the Commencement Date of the Lease, dated November 15, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 5, 2019).

10.12
English Translation of Lease Agreement, dated as of March 28, 2017, by and between Neunteufel GmbH and Dynatrace Austria GmbH (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 5, 2019).

10.13
Form of Tax Matters Agreement entered into between Dynatrace Holdings LLC and Compuware Software Group LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

10.14
Form of Master Structuring Agreement entered into by and among Dynatrace Holdings, LLC, Compuware Software Group, LLC and the other parties named therein (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

10.15
Second Amendment to Senior Secured First Line Credit Agreement dated February 6, 2020, by and among Dynatrace LLC, Dynatrace Intermediate LLC, the lenders party thereto and Jefferies Financing LLC as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 6, 2020).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
23.1	Consent of BDO USA, LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
_________________

#	Indicates a management contract or any compensatory plan, contract or arrangement.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRACE, INC.

Date:	May 27, 2020	By:	/s/ John Van Siclen
John Van Siclen
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Van Siclen, Kevin Burns and Craig Newfield, and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Van Siclen	Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2020
John Van Siclen

/s/ Kevin Burns	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 27, 2020
Kevin Burns

/s/ Seth Boro	Director	May 27, 2020
Seth Boro

/s/ Chip Virnig	Director	May 27, 2020
Chip Virnig

/s/ James K. Lines	Director	May 27, 2020
James K. Lines

/s/ Paul Zuber	Director	May 27, 2020
Paul Zuber

/s/ Michael Capone	Director	May 27, 2020
Michael Capone

/s/ Stephen Lifshatz	Director	May 27, 2020
Stephen Lifshatz

/s/ Jill Ward	Director	May 27, 2020
Jill Ward