Form 10-Q
period 2020-06-30
Dynatrace, Inc.
filed 2020-07-30
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The registrant had 281,070,901 shares of common stock outstanding as of July 26, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2020	March 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$250,377	$213,170
Accounts receivable, net	93,763	157,058
Deferred commissions, current	39,080	38,509
Prepaid expenses and other current assets	58,716	61,188
Total current assets	441,936	469,925
Property and equipment, net	33,673	31,508
Operating lease right-of-use asset, net	44,209	—
Goodwill	1,270,986	1,270,733
Other intangible assets, net	188,717	201,592
Deferred tax assets, net	21,181	20,460
Deferred commissions, non-current	37,778	39,736
Other assets	8,350	8,126
Total assets	$2,046,830	$2,042,080

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$3,767	$11,112
Accrued expenses, current	74,907	93,728
Deferred revenue, current	352,803	384,060
Operating lease liabilities, current	9,712	—
Total current liabilities	441,189	488,900
Deferred revenue, non-current	49,580	60,711
Accrued expenses, non-current	18,062	20,987
Operating lease liabilities, non-current	38,970	—
Long-term debt	510,452	509,985
Total liabilities	1,058,253	1,080,583
Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 281,055,994 and 280,853,040 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	281	281
Additional paid-in capital	1,589,598	1,573,347
Accumulated deficit	(580,855)	(594,026)
Accumulated other comprehensive loss	(20,447)	(18,105)
Total shareholders' equity	988,577	961,497
Total liabilities and shareholders' equity	$2,046,830	$2,042,080
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended June 30,
	2020	2019
Revenue:
Subscription	$144,357	$108,128
License	638	3,784
Service	10,513	10,638
Total revenue	155,508	122,550
Cost of revenue:
Cost of subscription	16,706	16,177
Cost of service	8,010	8,809
Amortization of acquired technology	3,826	4,557
Total cost of revenue	28,542	29,543
Gross profit	126,966	93,007

Operating expenses:
Research and development	23,505	25,659
Sales and marketing	49,163	58,215
General and administrative	21,527	31,882
Amortization of other intangibles	8,686	10,142
Restructuring and other	(21)	115
Total operating expenses	102,860	126,013
Income (loss) from operations	24,106	(33,006)
Interest expense, net	(4,113)	(19,186)
Other income, net	19	94
Income (loss) before income taxes	20,012	(52,098)
Income tax (expense) benefit	(7,147)	2,943
Net income (loss)	$12,865	$(49,155)
Net income (loss) per share:
Basic	$0.05	$(0.21)
Diluted	$0.05	$(0.21)
Weighted average shares outstanding:
Basic	279,069	237,693
Diluted	284,309	237,693
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - In thousands)

	Three Months Ended June 30,
	2020	2019
Net income (loss)	$12,865	$(49,155)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(2,342)	1,837
Total other comprehensive (loss) income	(2,342)	1,837
Comprehensive income (loss)	$10,523	$(47,318)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(Unaudited - In thousands)

	Three Months Ended June 30, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2020	280,853	$281	$1,573,347	$(594,026)	$(18,105)	$961,497
Foreign currency translation, net of tax					(2,342)	(2,342)
Restricted stock units vested	132	—				—
Restricted stock awards forfeited	(88)	—				—
Issuance of common stock related to employee stock purchase plan	159	—	3,592			3,592
Share-based compensation			12,672			12,672
Equity repurchases			(13)			(13)
Cumulative effects adjustment for ASU 2016-02 adoption				306		306
Net income				12,865		12,865
Balance, June 30, 2020	281,056	$281	$1,589,598	$(580,855)	$(20,447)	$988,577

	Three Months Ended June 30, 2019
	Common Units		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Member’s Deficit
	Units	Amount
Balance, March 31, 2019	—	$—	$(184,546)	$(176,002)	$(29,710)	$(390,258)
Foreign currency translation, net of tax					1,837	1,837
Equity repurchases			(53)			(53)
Net loss				(49,155)		(49,155)
Balance, June 30, 2019	—	$—	$(184,599)	$(225,157)	$(27,873)	$(437,629)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$12,865	$(49,155)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation	1,590	2,034
Amortization	13,019	15,081
Share-based compensation	12,672	41,425
Deferred income taxes	(175)	(8,877)
Other	466	416
Net change in operating assets and liabilities:
Accounts receivable	64,265	34,116
Deferred commissions	2,229	(720)
Prepaid expenses and other assets	275	(924)
Accounts payable and accrued expenses	(23,212)	(8,464)
Operating leases, net	311	—
Deferred revenue	(47,297)	9,235
Net cash provided by operating activities	37,008	34,167

Cash flows from investing activities:
Purchase of property and equipment	(4,418)	(4,151)
Capitalized software additions	(131)	(333)
Net cash used in investing activities	(4,549)	(4,484)

Cash flows from financing activities:
Repayment of term loans	—	(19,000)
Proceeds from employee stock purchase plan	3,592	—
Equity repurchases	(13)	(53)
Installments related to acquisition	—	(4,694)
Net cash provided by (used in) financing activities	3,579	(23,747)

Effect of exchange rates on cash and cash equivalents	1,169	203

Net increase in cash and cash equivalents	37,207	6,139

Cash and cash equivalents, beginning of period	213,170	51,314
Cash and cash equivalents, end of period	$250,377	$57,453

Supplemental cash flow data:
Cash paid for interest	$3,763	$15,738
Cash paid for tax	$10,127	$2,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Business
Business
Dynatrace, Inc. (“Dynatrace”, or the “Company”) offers a software intelligence platform, purpose-built for multicloud environments. The Company’s all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams as these enterprises further embrace the cloud to effect their digital transformation. The Company’s platform does so by utilizing artificial intelligence at its core and continuous automation to provide answers, not just data, about the performance of applications, the underlying hybrid cloud infrastructure, and the experience of its customers’ users. The Company designed its software intelligence platform to allow its customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for better business outcomes.
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
Fiscal year
The Company’s fiscal year ends on March 31. References to fiscal 2021, for example, refer to the fiscal year ended March 31, 2021.

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
The reorganization was completed between entities that have been under common control since December 15, 2014. Therefore, these condensed consolidated financial statements retroactively reflect DHC and Dynatrace, Inc. on a consolidated basis for the periods presented. The spin-offs of Compuware Corporation and SIGOS LLC from DHC have been accounted for retroactively as a change in reporting entity and accordingly, these condensed consolidated financial statements exclude their accounts and results.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
As described in Note 14, prior to the reorganization the condensed consolidated financial statements reflected the debt and debt service associated with subordinated demand promissory notes payable to a related party. The condensed consolidated financial statements also reflect certain expenses incurred by the Company for certain functions including shared services for the periods prior to the reorganization, which are immaterial to these condensed consolidated financial statements. These expenses were allocated to Dynatrace on the basis of direct usage when identifiable, and for resources indirectly used by Dynatrace. Allocations were based on a proportional cost allocation methodology to reflect estimated usage by Dynatrace. Management considers the allocation methodology and results to be reasonable for all periods presented. However, the financial information presented in these condensed consolidated financial statements may not reflect the consolidated financial position, operating results and cash flows of Dynatrace had the Dynatrace business been a separate stand-alone entity during all of the periods presented. Actual costs that would have been incurred if Dynatrace had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.
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
Follow-on offering by selling stockholders
On June 5, 2020, the Company completed a follow-on offering for the sale of 34,500,000 shares of common stock by selling stockholders, inclusive of the underwriters’ option to purchase additional shares that was exercised in full, at an offering price of $35.00 per share. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of June 30, 2020 and the interim condensed consolidated statements of operations, statements of shareholders’ equity / member’s deficit for the three months ended June 30, 2020 and 2019, statements of cash flows for the three months ended June 30, 2020 and 2019, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2020, its results of operations for the three months ended June 30, 2020 and 2019, and its cash flows for the three months ended June 30, 2020 and 2019 in accordance with U.S. GAAP. The results for the three months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Annual Report”).
Use of estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to the stand-alone selling price for each distinct performance obligation in customer contracts with multiple performance obligations, the uncollectible accounts receivable, the fair value of tangible and intangible assets acquired, and liabilities assumed in a business combination, valuation of long-lived assets, equity-based compensation expense and income taxes, the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
In March 2020, the World Health Organization declared the recent outbreak of the novel coronavirus disease, or COVID-19, a global pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on the Company’s customers and its sales cycles, which are uncertain and cannot be predicted. As of the date of the condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments or a revision of the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our condensed consolidated financial statements.
Significant accounting policies
The Company’s significant accounting policies are discussed in Note 2, “Significant Accounting Policies” in the Company’s Annual Report. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report that have had a material impact on its condensed consolidated financial statements and related notes except for updates resulting from the adoption of Topic 842, as discussed below.

Leases
Leases arise from contractual obligations that convey the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. At the inception of the contract, the Company determines if an arrangement contains a lease based on whether there is an identified asset and whether the Company controls the use of the identified asset. The Company also determines the classification of that lease, between financing and operating, at the lease commencement date. The Company accounts for and allocates consideration to the lease and non-lease components as a single lease component.
A right-of-use asset represents the Company's right to use an underlying asset and a lease liability represents the Company's obligation to make payments during the lease term. Right-of-use assets are recorded and recognized at commencement for the lease liability amount, adjusted for initial direct costs incurred and lease incentives received. Lease liabilities are recorded at the present value of the future lease payments over the lease term at commencement. The discount rate used to determine the present value is the incremental borrowing rate unless the interest rate implicit in the lease is readily determinable. As the implicit rate for the operating leases is generally not determinable, the Company uses an incremental borrowing rate as the discount rate at the lease commencement date to determine the present value of lease payments. The Company determines the discount rate of the leases by considering various factors, such as the credit rating, interest rates of similar debt instruments of entities with comparable credit ratings, jurisdictions, and the lease term.
The Company’s operating leases typically include non-lease components such as common-area maintenance costs, utilities, and other maintenance costs. The Company has elected to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.
The Company's lease terms may include options to extend or terminate the lease. The Company generally uses the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that the Company will exercise those options. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company's right-of-use assets are included in “Operating lease right-of-use asset, net” and the current and non-current portions of the lease liabilities are included in “Operating lease liabilities, current” and “Operating lease liabilities, non-current,” respectively, on the condensed consolidated balance sheets. The Company does not record leases with terms of 12 months or less on the condensed consolidated balance sheets. Lease expense is recognized on a straight-line basis over the expected lease term.
Reclassification
Certain reclassifications of prior period amounts have been made in the Company’s condensed consolidated statements of cash flows to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments supersede current lease requirements in Topic 840 which require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This new guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those periods, except for certain emerging growth companies and smaller reporting companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2020.
The Company early adopted the new standard as of April 1, 2020 and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit as of the adoption date. The Company elected the optional transition approach to not apply Topic 842 in the comparative periods presented. The Company elected the package of practical expedients to not 1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. The adoption of Topic 842 resulted in the recognition of total right-of-use assets of $50.6 million, total lease liabilities of $50.7 million, and a cumulative effect adjustment to accumulated deficit of $0.3 million as of the adoption date, with the most significant impact related to the office space leases. Additionally, the Company derecognized $3.3 million in deferred rent upon adoption of this standard which was offset against the right-of-use asset. The adoption of Topic 842 did not have a material impact to the consolidated statements of operations or consolidated statements of cash flows.
The Company has updated the accounting policies, systems, processes and internal controls, and have allocated internal and external resources to assist during the implementation efforts.

Recently issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019, except for emerging growth companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2022. The Company does not expect the standard to have a material effect on its condensed consolidated financial statements.
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

3.	Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenues by geographic region (in thousands, except percentages):

	Three Months Ended June 30,
	2020		2019
	Amount	%	Amount	%
North America	$87,377	56%	$71,197	58%
Europe, Middle East and Africa	47,071	30%	33,501	27%
Asia Pacific	16,940	11%	14,436	12%
Latin America	4,120	3%	3,416	3%
Total revenue	$155,508		$122,550

For the three months ended June 30, 2020 and 2019, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $82.0 million and 53%, and $67.4 million and 55% of total revenue during the three months ended June 30, 2020 and 2019, respectively.
Deferred revenue
Revenues recognized from amounts included in deferred revenue as of March 31, 2020 and 2019 were $146.3 million and $101.1 million during the three months ended June 30, 2020 and 2019, respectively.
Remaining performance obligations
As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $856.8 million, which consists of both billed consideration in the amount of $402.4 million and unbilled consideration in the amount of $454.4 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 59% of this amount as revenue over the next twelve months and the remainder thereafter.

4.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Prepaid expenses	$15,086	$13,189
Income taxes refundable	43,095	47,489
Other	535	510
Prepaid expenses and other current assets	$58,716	$61,188

5.	Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for the three months ended June 30, 2020 consist of the following (in thousands):

June 30, 2020
Balance, beginning of period	$1,270,733
Foreign currency impact	253
Balance, end of period	$1,270,986

Intangible assets, net excluding goodwill consist of (in thousands):

	Weighted Average Useful Life (in months)
		June 30, 2020	March 31, 2020
Capitalized software	107	$189,708	$189,554
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		596,266	596,112
Less: accumulated amortization		(407,549)	(394,520)
Total intangible assets, net		$188,717	$201,592

Amortization of other intangible assets totaled $13.0 million and $15.1 million for the three months ended June 30, 2020 and 2019, respectively.
6.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income (loss) from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended June 30, 2020 was 36% compared to 6% for the three months ended June 30, 2019. The effective tax rate was higher than the U.S. statutory tax rate for the three months ended June 30, 2020 because of the valuation allowance on certain deferred tax assets as well as non-deductible share-based compensation.
Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at June 30, 2020, a valuation allowance continues to be recorded against certain deferred tax assets based upon the conclusion that it was more likely than not that these assets would not be realized. The valuation allowance at June 30, 2020 relates primarily to share-based compensation, capitalized development costs, and foreign tax credits.

7.    Accrued Expenses
Accrued expenses, current consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Accrued employee - related expenses	$33,238	$40,687
Accrued tax liabilities	13,215	13,350
Accrued restructuring	—	1,065
Accrued professional fees	2,851	2,103
Income taxes payable	11,951	20,756
Other	13,652	15,767
Total accrued expenses, current	$74,907	$93,728

8.	Long-term Debt
The Company’s long-term debt consists of the following:

	June 30, 2020		March 31, 2020
	Amount	Effective Rate	Amount	Effective Rate
	(in thousands, except percentages)
First Lien Term Loan	$521,125	2.4%	$521,125	3.2%
Revolving credit facility	—		—
Total principal	521,125		521,125
Unamortized discount and debt issuance costs	(10,673)		(11,140)
Total debt	510,452		509,985
Less: Current portion of long-term debt	—		—
Long-term debt	$510,452		$509,985

First lien credit facilities
The Company’s First Lien Credit Agreement, as amended, provides for a term loan facility, or the First Lien Term Loan, in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility, or the Revolving Facility, in an aggregate amount of $60.0 million. The Revolving Facility includes a $25.0 million letter of credit sub-facility. The First Lien Term Loan and Revolving Facility mature on August 23, 2025 and August 23, 2023, respectively. As of June 30, 2020 and March 31, 2020, there were $15.4 million and $15.3 million letters of credit issued, respectively. The Company had $44.6 million and $44.7 million of availability under the Revolving Facility as of June 30, 2020 and March 31, 2020, respectively.
Borrowings under the First Lien Term Loan and the Revolving Facility currently bear interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 1.25% per annum, or (ii) LIBOR plus 2.25% per annum. The Company has satisfied all required principal payments under the First Lien Term Loan and the remainder is due at maturity. Interest payments are due quarterly, or more frequently, based on the terms of the credit agreement.
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
All of the indebtedness under the First Lien Credit Agreement is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien Credit Agreement contains customary negative covenants. At June 30, 2020, the Company was in compliance with all applicable covenants pertaining to the First Lien Credit Agreement.

9.	Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2021 to 2030. As of June 30, 2020, the weighted average remaining lease term was 5.7 years and the weighted average discount rate was 7.6%. The Company does not have any finance leases as of June 30, 2020.

The Company also has subleases of former offices which expire at various dates from fiscal 2021 to fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $1.2 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively.
The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

Three Months Ended June 30, 2020
Operating lease expense (1)	$2,643
Short-term lease expense	$68
Variable lease expense	$200
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

Three Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$3,032
Operating lease assets obtained in exchange for new operating lease liabilities	$—

As of June 30, 2020, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2021	$12,768
2022	10,646
2023	10,466
2024	9,374
2025	5,464
Thereafter	11,566
Total operating lease payments (1)	60,284
Less: imputed interest	(11,602)
Total operating lease liabilities	$48,682
_________________
(1) Presented gross of sublease income.
As of June 30, 2020, the Company had commitments of $5.0 million for an office space operating lease that has not yet commenced, and therefore is not included in the right-of-use asset or operating lease liability. This operating lease is expected to commence during the fiscal year ended March 31, 2021 and with a lease term of 10 years.

As previously disclosed in the Company’s Annual Report, and under previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on its operating leases, as of March 31, 2020, were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2021	$14,210
2022	11,663
2023	11,235
2024	10,864
2025	8,020
Thereafter	16,331
Total future contractual payments (1)	$72,323
_________________
(1) Presented gross of sublease income.
Under ASC 840, total rent expense under operating leases during the three months ended June 30, 2019 was $3.3 million.

10.	Commitments and Contingencies
Legal matters
From time to time, the Company may be a party to lawsuits and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, these matters, individually and in the aggregate, will not have a material adverse effect on the financial condition and results of the future operations of the Company.

11.	Share-based Compensation
2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the board of directors, adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which was subsequently approved by the Company’s shareholders.
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2020, 30,148,242 shares of common stock were available for future issuance under the 2019 Plan.
Stock options
The following table summarizes activity for stock options during the period ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2020	7,147	$16.26	9.3	$54,423
Granted	2,070	32.83
Exercised	—	—
Forfeited	(171)	16.44
Balance, June 30, 2020	9,046	$20.05	9.3	$185,890
Options vested and exercisable at June 30, 2020	—	$—	0.0	$—

As of June 30, 2020, the total unrecognized compensation expense related to non-vested stock options granted is $60.1 million and is expected to be recognized over a weighted average period of 3.3 years. For the three months ended June 30, 2020, the Company recognized $3.3 million of share-based compensation expense related to stock options.
Restricted shares and units
During the first three months of fiscal 2021, the Company granted an aggregate of 1,128,049 restricted stock units to certain key employees and non-employee directors. The total grants consisted of 1,128,049 time-based restricted stock units that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over 3 years.

The following table provides a summary of the changes in the number of restricted shares for the period ended June 30, 2020:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2020	1,984	$16.00	3,123	$16.39
Granted	—	—	1,128	32.88
Vested	(650)	16.00	(132)	16.00
Forfeited	(88)	16.00	(82)	16.59
Balance, June 30, 2020	1,246	$16.00	4,037	$21.01

As of June 30, 2020, the total unrecognized compensation expense related to unvested restricted stock is $17.8 million and is expected to be recognized over a weighted average period of 1.7 years. As of June 30, 2020, the total unrecognized compensation expense related to unvested restricted stock units is $74.9 million and is expected to be recognized over a weighted average period of 3.1 years. For the three months ended June 30, 2020, the Company recognized $8.8 million of share-based compensation expense related to restricted shares and units.
Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”) for the issuance of up to a total of 6,250,000 shares of common stock, subject to automatic annual increases. The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for 6-month offering periods beginning May 15 and November 15 of each year, and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the three months ended June 30, 2020, 159,066 shares of common stock were purchased under the ESPP. As of June 30, 2020, 8,899,464 shares of common stock were available for future issuance under the ESPP.
As of June 30, 2020, there was approximately $0.8 million of unrecognized stock-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. For the three months ended June 30, 2020, the Company recognized $0.5 million of share-based compensation expense related to the ESPP.
Share-based compensation
The following table summarizes the components of total share-based compensation expense included the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended June 30,
	2020	2019
Cost of revenue	$1,498	$3,309
Research and development	2,418	7,127
Sales and marketing	5,405	15,104
General and administrative	3,351	15,885
Total share-based compensation expense	$12,672	$41,425

12.	Net Income (Loss) Per Share
On August 1, 2019, the Company completed its IPO in which the Company issued and sold 38,873,174 shares of common stock at a price to the public of $16.00 per share. These shares are included in the common stock outstanding as of that date.
For the three months ended June 30, 2019, basic and diluted net income (loss) per share have been retrospectively adjusted to reflect the conversion of equity in connection with the reorganization transactions described in Note 2. Basic and diluted net income (loss) per share was derived from a unit conversion factor of $16.00 per share as determined by the board of managers of Dynatrace Holdings LLC on July 30, 2019.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,
	2020	2019
Numerator:
Net income (loss)	$12,865	$(49,155)
Denominator:
Weighted average shares outstanding, basic	279,069	237,693
Dilutive effect of stock-based awards	5,240	—
Weighted average shares outstanding, diluted	284,309	237,693

Net income (loss) per share, basic	$0.05	$(0.21)
Net income (loss) per share, diluted	$0.05	$(0.21)

The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months ended June 30, 2020 and 2019 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended June 30,
	2020	2019
Stock options	1,200	—
Unvested restricted stock and RSUs	3	—
Shares committed under ESPP	61	—
Unvested equity awards	—	4,998

13.    Related Party Transactions
The Company had agreements with Thoma Bravo, LLC for financial and management advisory services that terminated on August 1, 2019. The Company did not incur any expense related to these services during the three months ended June 30, 2020 and incurred $1.2 million during the three months ended June 30, 2019. The related expense is reflected in “General and administrative” expense in the condensed consolidated statements of operations.
14.    Related Party Debt
On April 1, 2015, the Company entered into $1.8 billion in subordinated demand promissory notes payable to Compuware, a former related party. The promissory notes were established in connection with Compuware’s external debt financing. Interest expense on the promissory notes was zero and $3.1 million for the three months ended June 30, 2020 and 2019, respectively, and is included in the condensed consolidated statements of operations in “Interest expense, net.” In connection with the reorganization during the second quarter of fiscal 2020, the corresponding receivable at Compuware was contributed to the Company and the payable to related party was eliminated.

15.	Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.

Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	June 30, 2020	March 31, 2020
North America	$12,242	$11,296
Europe, Middle East and Africa	19,792	18,590
Asia Pacific	1,594	1,564
Latin America	45	58
Total property and equipment, net	$33,673	$31,508

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on March 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended March 31, 2020 (“Annual Report”) . These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in the Annual Report and as filed with the SEC and “Risk Factors” in Part II, Item 1A in this Quarterly Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
OVERVIEW
We offer the market-leading software intelligence platform, purpose-built for dynamic multicloud environments. As enterprises embrace the cloud to effect their digital transformation, our all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. Our platform utilizes artificial intelligence at its core and continuous automation to provide answers, not just data, about the performance of applications, the underlying hybrid cloud infrastructure and the experience of our customers’ users. We designed our software intelligence platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for better business outcomes. As a result, as of June 30, 2020, our products are trusted by more than 2,700 customers in over 80 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
Since we began operations, we have been a leader within the application performance monitoring space. In 2014, we leveraged the knowledge and experience of the same engineering team that founded Dynatrace to develop a new platform, the Dynatrace Software Intelligence Platform, from the ground up with a dynamic, AI-powered infrastructure to handle web-scale applications across multicloud platforms.
We market Dynatrace® through a combination of our global direct sales team and a network of partners, including resellers, system integrators, and managed service providers. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $750 million.
We generate revenue primarily by selling subscriptions, which we define as (i) Software-as-a-service (“SaaS”) agreements, (ii) Dynatrace® term-based licenses, for which revenue is recognized ratably over the contract term, (iii) Dynatrace® perpetual licenses, which are recognized ratably over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance module and extended with our Digital Experience Monitoring and/or Digital Business Analytics modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and has become the primary offering we sell. Dynatrace® customers increased to 2,458 as of June 30, 2020 from 1,578 as of June 30, 2019.
Our Classic products include AppMon, Classic Real User Monitoring, or RUM, Network Application Monitoring, or NAM, and Synthetic Classic. As of April 2018, these products are only available to customers who had previously purchased them.
Coronavirus (COVID-19) Impact
In December 2019, an outbreak of a novel strain of the coronavirus (“COVID-19”) was reported in China, in January 2020 the World Health Organization (“WHO”) declared the outbreak a Public Health Emergency of International Concern, and in March 2020 WHO declared the outbreak a global pandemic. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact business spending on technology as well as customers' ability to pay for our products and services on an ongoing basis. At this point, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain. The economic consequences of the COVID-19 pandemic have been challenging for certain customers and prospects. We have changed how we spend on marketing and lead generation activities. While the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, the COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers and partners conduct business. We may experience curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may be impacted by changes in our customers’ ability or willingness to purchase our offerings; changes in the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increased customer attrition rates. While our revenue, customer retention, and earnings are relatively predictable as a result of our subscription-based business model, the effect, if any, of the COVID-19 pandemic would not be fully reflected in our results of operations and overall financial performance until future periods. While the implications of the COVID-19 pandemic remain uncertain, we plan to continue to make investments to support business growth. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, develop new products and applications to extend the functionality of our products, and provide a high level of customer service. We expect to continue to invest in sales and marketing to support customer growth. We also expect to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our products. We also intend to maintain a high level of customer service and support which we consider critical for our continued success. We also expect to continue to incur general and administrative expenses to support our business and to maintain the infrastructure required to be a public company. We intend to use our cash flow from operations to fund these growth strategies and support our business despite the potential impact from the COVID-19 pandemic. See the section titled “Risk Factors” included in Part II, Item 1A included in this Quarterly Report for further discussion of the possible impact of the COVID-19 pandemic on our business.
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

Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	June 30,
	2020	2019
Number of Dynatrace® Customers	2,458	1,578
Dynatrace® ARR (in thousands)	$563,479	$326,298
Total ARR (in thousands)	$601,376	$437,622
Dynatrace® Net Expansion Rate	120%+	120%+
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
Annual Recurring Revenue “ARR”: We define annual recurring revenue, or ARR, as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage.
Dynatrace® Net Expansion Rate: We define the Dynatrace® net expansion rate as the Dynatrace® ARR at the end of a reporting period for the cohort of Dynatrace® accounts as of one year prior to the date of calculation, divided by the Dynatrace® ARR one year prior to the date of calculation for that same cohort. This calculation excludes the benefit of Dynatrace® ARR resulting from the conversion of Classic products to the Dynatrace® platform.
KEY COMPONENTS OF RESULTS OF OPERATIONS
Revenue
Revenue includes subscriptions, licenses and services.
Subscription. Our subscription revenue consists of (i) SaaS agreements, (ii) Dynatrace® term-based licenses which are recognized ratably over the contract term, (iii) Dynatrace® perpetual licenses that are recognized ratably over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements. We typically invoice SaaS subscription fees and term licenses annually in advance and recognize subscription revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. Fees for our Dynatrace® perpetual licenses are generally billed up front. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates-Revenue Recognition” included in Part II, Item 7 of our Annual Report for more information. Over time, we expect subscription revenue will increase as a percentage of total revenue as we continue to focus on increasing subscription revenue as a key strategic priority.
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
General and administrative. General and administrative expenses primarily consist of the personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel; and other corporate expenses, including those associated with our ongoing public reporting obligations. We anticipate continuing to incur additional expenses due to growing our operations and being a public company, including higher legal, corporate insurance and accounting expenses.
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
Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020		2019
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$144,357	93%	$108,128	88%
License	638	0%	3,784	3%
Service	10,513	7%	10,638	9%
Total revenue	155,508	100%	122,550	100%
Cost of revenue:
Cost of subscription	16,706	11%	16,177	13%
Cost of service	8,010	5%	8,809	7%
Amortization of acquired technology	3,826	2%	4,557	4%
Total cost of revenue (1)	28,542	18%	29,543	24%
Gross profit	126,966	82%	93,007	76%

Operating expenses:
Research and development (1)	23,505	15%	25,659	21%
Sales and marketing (1)	49,163	32%	58,215	48%
General and administrative (1)	21,527	14%	31,882	26%
Amortization of other intangibles	8,686	6%	10,142	8%
Restructuring and other	(21)		115
Total operating expenses	102,860		126,013
Income (loss) from operations	24,106		(33,006)
Other expense, net	(4,094)		(19,092)
Income (loss) before income taxes	20,012		(52,098)
Income tax (expense) benefit	(7,147)		2,943
Net income (loss)	$12,865		$(49,155)

(1)  Includes share-based compensation expense as follows:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Cost of revenue	$1,498	$3,309
Research and development	2,418	7,127
Sales and marketing	5,405	15,104
General and administrative	3,351	15,885
Total share-based compensation	$12,672	$41,425

Revenue

	Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Subscription	$144,357	$108,128	$36,229	34%
License	638	3,784	(3,146)	(83)%
Service	10,513	10,638	(125)	(1)%
Total revenue	$155,508	$122,550	$32,958	27%
Subscription
Subscription revenue increased by $36.2 million, or 34%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 93% of total revenue for the three months ended June 30, 2020 compared to 88% of total revenue for the three months ended June 30, 2019.
License
License revenue decreased by $3.1 million, or 83%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue decreased by $0.1 million, or 1%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$16,706	$16,177	$529	3%
Cost of service	8,010	8,809	(799)	(9)%
Amortization of acquired technology	3,826	4,557	(731)	(16)%
Total cost of revenue	$28,542	$29,543	$(1,001)	(3)%
Cost of subscription
Cost of subscription increased $0.5 million, or 3%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering, partially offset by lower share-based compensation of $1.4 million.
Cost of service
Cost of service decreased by $0.8 million, or 9%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease was the result of lower share-based compensation of $0.4 million and travel costs of $0.5 million, partially offset by higher personnel costs.
Amortization of acquired technologies
For the three months ended June 30, 2020 and 2019, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$127,651	$91,951	$35,700	39%
License	638	3,784	(3,146)	(83)%
Services	2,503	1,829	674	37%
Amortization of acquired technology	(3,826)	(4,557)	731	(16)%
Total gross profit	$126,966	$93,007	$33,959	37%
Gross margin:
Subscriptions	88%	85%
License	100%	100%
Services	24%	17%
Amortization of acquired technology	(100)%	(100)%
Total gross margin	82%	76%
Subscriptions
Subscriptions gross profit increased by $35.7 million, or 39%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Subscription gross margin increased from 85% to 88% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
License
License gross profit decreased by $3.1 million, or 83%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit increased by $0.7 million, or 37%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Services gross margin increased from 17% to 24% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Lower share-based compensation costs increased gross profit by $0.4 million compared to the same quarter last year.
Operating Expenses

	Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$23,505	$25,659	$(2,154)	(8)%
Sales and marketing	49,163	58,215	(9,052)	(16)%
General and administrative	21,527	31,882	(10,355)	(32)%
Amortization of other intangibles	8,686	10,142	(1,456)	(14)%
Restructuring and other	(21)	115	(136)	(118)%
Total operating expenses	$102,860	$126,013	$(23,153)	(18)%

Research and development
Research and development expenses decreased $2.2 million, or 8%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease is due to lower share-based compensation of $4.7 million and lower travel expenses of $0.5 million. Partially offsetting this decrease was a 20% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $2.0 million, and increased software and maintenance expenses, primarily cloud-based hosting costs related to our cloud-based offering, of $1.0 million.
Sales and marketing
Sales and marketing expenses decreased $9.1 million, or 16%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, due to lower share-based compensation of $9.7 million and lower travel expenses of $4.5 million, partially offset by a 13% increase in headcount, resulting in an increase of $5.2 million in personnel costs.
General and administrative
General and administrative expenses decreased $10.4 million, or 32%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a decrease in share-based compensation of $12.5 million and a decrease in professional fees of $1.1 million related to transaction costs from our initial public offering completed in the second quarter of fiscal 2020. The remainder is primarily due to an increase in personnel costs as well as higher insurance costs. Sponsor related costs were zero and $1.2 million for the three months ended June 30, 2020 and 2019, respectively. Sponsor costs were reduced to zero because we stopped incurring these costs upon completion of our initial public offering.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.5 million, or 14%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Restructuring and other
Restructuring expenses decreased by $0.1 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, due to a realignment of previously planned restructuring activities.
Other Expense, Net
Other expense, net decreased by $15.0 million, or 79%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease in other expense was primarily a result of lower interest expense on our term loans as we had less principal outstanding compared to the same quarter last fiscal year.
Income Tax (Expense) Benefit
Income tax expense increased by $10.1 million resulting in an expense of $7.1 million for the three months ended June 30, 2020, compared to a benefit of $2.9 million for the three months ended June 30, 2019. This increase was primarily due to higher pre-tax income and the valuation allowance on certain deferred tax assets as well as non-deductible share-based compensation.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2020, we had $250.4 million of cash and cash equivalents and $44.6 million available under our revolving credit facility. Since inception, we have financed our operations primarily through payments by our customers for use of our product offerings and related services and, to a lesser extent, the net proceeds we have received from sales of equity securities and borrowings on our term loan facilities. In August 2019, we completed our IPO in which we issued and sold an aggregate of 38.9 million shares of common stock at a price of $16.00 per share. We received aggregate net proceeds of $585.3 million from the IPO, after underwriting discounts and commissions and payments of offering costs. Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and our Annual Report. However, we believe that our existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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
Our Credit Facilities
As of June 30, 2020, the balance outstanding under our first lien term loan was $521.1 million and is included in long-term debt on our condensed consolidated balance sheet. We had $44.6 million available under the revolving credit facility after considering $15.4 million of letters of credit outstanding. All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets. At June 30, 2020, we were in compliance with all applicable covenants pertaining to the First Lien Credit Agreement. Our credit facilities are discussed further in Note 8 of the notes to the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Cash provided by operating activities (1)	$37,008	$34,167
Cash used in investing activities	(4,549)	(4,484)
Cash provided by (used in) financing activities	3,579	(23,747)
Effect of exchange rate changes on cash and cash equivalents	1,169	203
Net increase in cash and cash equivalents	$37,207	$6,139

(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Cash paid for interest	$3,763	$15,738
Cash paid for tax	$10,127	$2,052
Operating Activities
For the three months ended June 30, 2020, cash provided by operating activities was $37.0 million as a result of net income of $12.9 million, and adjusted by non-cash charges of $27.6 million and a change of $3.4 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $12.7 million and depreciation and amortization of $14.6 million. The change in our net operating assets and liabilities was primarily the result of a decrease in deferred revenue of $47.3 million due to the timing of billings in advance of revenue recognition primarily for subscription sales and a decrease in accounts payable and accrued expenses of $23.2 million driven by timing of payments, which were partially offset by a decrease in accounts receivable of $64.3 million due to the timing of receipts of payments from customers.
For the three months ended June 30, 2019, cash provided by operating activities was $34.2 million as a result of a net loss of $49.2 million, adjusted by non-cash charges of $50.2 million and a change of $33.2 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $17.1 million and share-based compensation of $41.4 million, net of deferred income taxes of $8.9 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $34.1 million due to the timing of receipts of payments from customers and an increase in deferred revenue of $9.2 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, which were partially offset by a decrease in accounts payable and accrued expenses of $8.5 million.

Investing Activities
Cash used in investing activities during the three months ended June 30, 2020 was $4.5 million, as a result of the purchases of property and equipment of $4.4 million and capitalized software additions of $0.1 million.
Cash used in investing activities during the three months ended June 30, 2019 was $4.5 million, as a result of the purchase of property and equipment of $4.2 million and capitalized software additions of $0.3 million.
Financing Activities
Cash provided by financing activities during the three months ended June 30, 2020 was $3.6 million, primarily as a result of proceeds from our employee stock purchase plan of $3.6 million.
Cash used in financing activities during the three months ended June 30, 2019 was $23.7 million, primarily as a result of repayments on our Term Loans of $19.0 million and installments related to an acquisition of $4.7 million.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Under various agreements, we are obligated to make future cash payments. These include payments under our long-term debt agreements, rent payments required under operating lease agreements, interest obligations on our Term Loans, and other contractual commitments.
The following table summarizes our payments under contractual obligations as of June 30, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$60,284	$12,768	$21,112	$14,838	$11,566
First Lien Term Loan - principal (1)	521,125	—	—	—	521,125
First Lien Term Loan - interest (2)	66,048	12,830	25,660	25,695	1,863
Revolving credit facility (3)	—	—	—	—	—
Total	$647,457	$25,598	$46,772	$40,533	$534,554

(1) The amounts included in the table above represent principal maturities only.
(2) Amounts represent estimated future interest payments on borrowings under our First Lien Term Loan, which were estimated using the interest rate effective at June 30, 2020 multiplied by the principal outstanding on June 30, 2020. The First Lien Term Loan consists of $521.1 million currently bearing interest at 2.4%.
(3) As of June 30, 2020, we had no outstanding borrowings under our revolving credit facility, $15.4 million of letters of credit outstanding, and $44.6 million was available for borrowing under our revolving credit facility.
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
Except for updates to our accounting policies related to the adoption of ASU 2016-02, Leases (Topic 842), there have been no material changes to these estimates or the policies related to them during the three months ended June 30, 2020. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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
Interest Rate Risk
We had cash and cash equivalents of $250.4 million and $213.2 million as of June 30, 2020 and March 31, 2020, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
At June 30, 2020, we also had in place a $60.0 million revolving credit facility, with availability of $44.6 million, and $521.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 2.4% at June 30, 2020. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on management’s review, with participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2020, the Company’s disclosure controls and procedures were not effective. Specifically, the Company did not maintain effective controls over accounting for income taxes.
As previously disclosed under the section titled “Controls and Procedures” included under Part II, Item 9A of the Company’s Annual Report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020, because of a material weakness in internal control over financial reporting. Specifically, the Company did not maintain effective controls over accounting for income taxes in connection with the preparation and review of the Company’s global annual tax provision, and particularly in the area of realizability of tax attributes such as foreign tax credits and other domestic deferred tax assets.
Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.
Remediation Plan for Material Weakness
The Company’s remediation efforts began during the three months ended June 30, 2020. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. The Company has begun to take certain remediation steps to address the material weakness referenced above and to improve its control over financial reporting.
In response to the material weakness, the Company hired an International Tax Manager in April 2020 and a Vice President of Tax in June 2020. The Company expects to continue to add appropriate technical resources to assist in the preparation of our tax provision as needed. We also enhanced our documentation and management review of tax balances. Further, changes and improvements in the Company’s internal control over financial reporting environment will be implemented based on ongoing management reviews and the continued implementation of the remediation plan.
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.
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
As a result of the COVID-19 pandemic, we have temporarily closed or limited occupancy of our global offices, including our corporate headquarters and R&D labs, and suspended company-related travel to align with local guidance. Substantially all Dynatrace employees globally are working from home for the foreseeable future. We shifted our annual Sales Kickoff and other events including Perform 2021 to virtual-only experiences, and have either canceled or changed other customer and industry events to dial-in experiences. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes may disrupt the way we operate our business. Given that the economic consequences of the COVID-19 pandemic have been exceptionally challenging for certain of our customers and prospects, we changed how we spend on marketing and lead generation activities.
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
At June 30, 2020, we had approximately $550.0 million of aggregate indebtedness, as defined in the Credit Agreement, consisting of $521.1 million outstanding under our first lien term loan facility, $15.4 million outstanding under a $25.0 million letter of credit sub-facility and $10.7 million in unamortized debt issuance fees. Under our first lien term loan facility, we are required to repay approximately $2.4 million of principal at the end of each quarter (commencing March 31, 2019) and are required to pay accrued interest on the last day of each interest accrual period. During the second quarter of fiscal 2020, we repaid all outstanding borrowings and accrued interest under our second lien term loan facility and recognized a loss on debt extinguishment of $2.7 million within “Interest expense, net” in the consolidated statements of operations for the year ended March 31, 2020. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $3.8 million for the three months ended June 30, 2020.
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
For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits, in each case, as modified by the CARES Act (as defined below). In addition, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Under the CARES Act, the limitation of the tax deduction for net operating losses to 80% of taxable income applies only to taxable years beginning after December 31, 2020 and net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Further, under the CARES Act, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income is increased to 50% of adjusted taxable income for 2019 and 2020.
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

•
delays or failures to provide updates to customers to maintain compatibility between Dynatrace® and the various applications and platforms being used in the customers’ application and multicloud environment;

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
If our platform and solutions do not effectively interoperate with our customers’ existing or future IT infrastructures, installations of our solutions could be delayed or canceled, which would harm our business.
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
Multicloud deployments utilize multiple third-party platforms and technologies, and these technologies are updated to new versions at a rapid pace. As a result, we deliver frequent updates to our solutions designed to maintain compatibility and support for our customers’ changing technology environments and ensure our solutions’ ability to continue to monitor the customer’s applications. If our solutions fail to work with any one or more of these technologies or applications, or if our customers fail to install the most recent updates and versions of our solutions that we offer, our solutions will be unable to continuously monitor our customer’s critical business applications.
Ensuring that our solutions are up-to-date and compatible with the technology and multicloud platforms utilized by our customers is critical to our success. We have formed alliances with many technology and cloud platform providers to provide updates to our solutions to maintain compatibility. We work with technology and cloud platform providers to understand and align updates to their product roadmaps and engage in early access and other programs to ensure compatibility of our solutions with the technology vendor’s generally available release. If our relations with our technology partners ceases we may be unable to deliver these updates, or if our customers fail to install the most recent updates and versions of our solutions that we offer, then our customers’ ability to benefit from our solution may decrease significantly and, in some instances, may require the customer to de-install our solution due to the incompatibility of our solution with the customer’s applications.
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
Security incidents have become more prevalent across industries and may occur on our systems, or on the systems of third parties we use to host our solutions or SaaS solutions that we use in the operation of our business. These security incidents may be caused by or result in but are not limited to security breaches, computer malware or malicious software, ransomware, computer hacking, denial of service attacks, security system control failures in our own systems or from vendors we use, email phishing, software vulnerabilities, social engineering, sabotage, drive-by downloads and the malfeasance of our own employees. In particular, because we utilize a multi-tenant platform, any security breach would potentially affect a significant amount of our customers. Such security incidents, whether intentional or otherwise, may result from actions of hackers, criminals, nation states, vendors, employees, contractors, customers or other threat actors. We have experienced a small number of email phishing attacks that resulted in the compromise of a limited number of email accounts. Although we have taken a number of measures to prevent future phishing attacks, we cannot be certain that our efforts will be effective.
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
Revenue from customers located outside of the United States represented 45%, 46%, and 46% for the years ended March 31 2020, 2019, and 2018, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:

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
As of June 30, 2020, we had 68 issued patents, 62 of which are in the United States, and 24 pending applications, of which 18 are in the United States. Our issued patents expire at various dates through October 2038. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $44.16 through June 30, 2020. Factors that could cause fluctuations in the trading price of our common stock include the following:

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To address this material weakness, the technical complexity of our global operations and tax accounting, and the workload of our tax staff, we have hired an International Tax Manager in April 2020 and a Vice President of Tax in June 2020. We expect to continue to add appropriate technical resources as needed. We also plan to enhance our documentation and management review of tax balances. While we are implementing a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of the plan at this time. If our plan is insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. We can give no assurance that implementation of our plan will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations.
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
In connection with the follow-on public offering in June 2020, we, along with our officers, directors, and all of the selling stockholders in that offering, including the Thoma Bravo Funds, entered into lock-up agreements with the underwriters of that offering, subject to certain exceptions, not to dispose of or hedge any of our or their common stock or securities convertible into or exchangeable for shares of common stock until August 2, 2020. Sales of a substantial number of such shares following the expiration of the lock-up agreements, or the perception that such sales may occur, could cause our stock price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
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
Thoma Bravo has significant influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 41.4% of our issued and outstanding shares of common stock as of June 30, 2020. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:

•	the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;

•	approving or rejecting a merger, consolidation or other business combination;

•	raising future capital; and

•	amending our charter and bylaws, which govern the rights attached to our common stock.
Additionally, for so long as Thoma Bravo beneficially owns at least (i) 30% of our outstanding shares of common stock, Thoma Bravo will have the right to designate the chairman of our board of directors and of each committee of our board of directors and the right to nominate a majority of our board of directors (provided, however, that, the majority of our board of directors will be “independent” directors as defined under the rules of the NYSE, and provided further, that, the membership of each committee of our board of directors will comply with the applicable rules of the NYSE); (ii) 20% (but less than 30%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 20% of the total number of directors (but in no event fewer than two directors); (iii) 10% (but less than 20%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 5% of the total number of directors (but in no event fewer than one director); and (iv) 5% (but less than 10%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate one director to our board of directors. For so long as Thoma Bravo beneficially owns at least 30% of our outstanding shares of common stock, the directors designated by Thoma Bravo are expected to constitute a majority of each committee of our board of directors, other than the audit committee, and the chairman of each of the committees, other than the audit committee, is expected to be a director designated by Thoma Bravo.
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

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

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
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine, or, collectively, the Delaware Forum Provision. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Our bylaws further provide that the U.S. District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as our principal executive offices are located in Waltham, Massachusetts. The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the Delaware Forum Provision and Federal Forum Provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision, and we may incur additional costs of litigation should such enforceability be challenged. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
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

DYNATRACE, INC.

Date:	July 30, 2020	By:	/s/ John Van Siclen
John Van Siclen
Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2020	By:	/s/ Kevin C. Burns
Kevin C. Burns
Chief Financial Officer & Treasurer
(Principal Financial Officer)