Form 10-Q
period 2020-09-30
Dynatrace, Inc.
filed 2020-10-28
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The registrant had 282,096,515 shares of common stock outstanding as of October 26, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2020	March 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$248,437	$213,170
Accounts receivable, net	110,251	157,058
Deferred commissions, current	41,190	38,509
Prepaid expenses and other current assets	61,261	61,188
Total current assets	461,139	469,925
Property and equipment, net	33,920	31,508
Operating lease right-of-use asset, net	42,571	—
Goodwill	1,271,602	1,270,733
Other intangible assets, net	175,789	201,592
Deferred tax assets, net	24,449	20,460
Deferred commissions, non-current	38,074	39,736
Other assets	8,616	8,126
Total assets	$2,056,160	$2,042,080

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$8,185	$11,112
Accrued expenses, current	84,498	93,728
Deferred revenue, current	349,541	384,060
Operating lease liabilities, current	9,311	—
Total current liabilities	451,535	488,900
Deferred revenue, non-current	44,647	60,711
Accrued expenses, non-current	18,308	20,987
Operating lease liabilities, non-current	37,817	—
Long-term debt	480,941	509,985
Total liabilities	1,033,248	1,080,583
Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 282,023,558 and 280,853,040 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	281	281
Additional paid-in capital	1,609,246	1,573,347
Accumulated deficit	(563,376)	(594,026)
Accumulated other comprehensive loss	(23,239)	(18,105)
Total shareholders' equity	1,022,912	961,497
Total liabilities and shareholders' equity	$2,056,160	$2,042,080
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	$157,673	$115,805	$302,030	$223,933
License	442	2,745	1,080	6,529
Service	10,471	10,828	20,984	21,466
Total revenue	168,586	129,378	324,094	251,928
Cost of revenue:
Cost of subscription	18,327	23,456	35,033	39,633
Cost of service	8,554	11,847	16,564	20,656
Amortization of acquired technology	3,830	4,243	7,656	8,800
Total cost of revenue	30,711	39,546	59,253	69,089
Gross profit	137,875	89,832	264,841	182,839

Operating expenses:
Research and development	27,512	46,596	51,017	72,255
Sales and marketing	56,690	99,966	105,853	158,181
General and administrative	22,110	86,953	43,637	118,835
Amortization of other intangibles	8,686	10,061	17,372	20,203
Restructuring and other	46	779	25	894
Total operating expenses	115,044	244,355	217,904	370,368
Income (loss) from operations	22,831	(154,523)	46,937	(187,529)
Interest expense, net	(3,602)	(14,534)	(7,715)	(33,720)
Other income, net	199	146	218	240
Income (loss) before income taxes	19,428	(168,911)	39,440	(221,009)
Income tax expense	(1,949)	(248,423)	(9,096)	(245,480)
Net income (loss)	$17,479	$(417,334)	$30,344	$(466,489)
Net income (loss) per share:
Basic	$0.06	$(1.58)	$0.11	$(1.86)
Diluted	$0.06	$(1.58)	$0.11	$(1.86)
Weighted average shares outstanding:
Basic	280,077	264,127	279,577	251,412
Diluted	286,252	264,127	285,423	251,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$17,479	$(417,334)	$30,344	$(466,489)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(2,792)	2,691	(5,134)	4,528
Change of ownership interest in subsidiary	—	6,623	—	6,623
Total other comprehensive (loss) income	(2,792)	9,314	(5,134)	11,151
Comprehensive income (loss)	$14,687	$(408,020)	$25,210	$(455,338)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(Unaudited - In thousands)

	Three Months Ended September 30, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, June 30, 2020	281,056	$281	$1,589,598	$(580,855)	$(20,447)	$988,577
Foreign currency translation, net of tax					(2,792)	(2,792)
Restricted stock units vested	674	—				—
Restricted stock awards forfeited	(8)	—				—
Exercise of stock options	302	—	4,829			4,829
Share-based compensation			14,831			14,831
Equity repurchases			(12)			(12)
Net income				17,479		17,479
Balance, September 30, 2020	282,024	$281	$1,609,246	$(563,376)	$(23,239)	$1,022,912

	Three Months Ended September 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity /Member’s Deficit
	Shares	Amount
Balance, June 30, 2019	—	$—	$(184,599)	$(225,157)	$(27,873)	$(437,629)
Foreign currency translation, net of tax					2,691	2,691
Reclassification of related party payable upon reorganization			600,622			600,622
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	38,873	39	585,258			585,297
Effect of reorganization	241,547	242	271,383		6,623	278,248
Contribution for taxes associated with reorganization			265,000			265,000
Restricted stock units vested	89	—				—
Share-based compensation			9,479			9,479
Equity repurchases			(92)			(92)
Net loss				(417,334)		(417,334)
Balance, September 30, 2019	280,509	$281	$1,547,051	$(642,491)	$(18,559)	$886,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(Unaudited - In thousands)

	Six Months Ended September 30, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2020	280,853	$281	$1,573,347	$(594,026)	$(18,105)	$961,497
Foreign currency translation, net of tax					(5,134)	(5,134)
Restricted stock units vested	806	—				—
Restricted stock awards forfeited	(96)	—				—
Issuance of common stock related to employee stock purchase plan	159	—	3,592			3,592
Exercise of stock options	302	—	4,829			4,829
Share-based compensation			27,503			27,503
Equity repurchases			(25)			(25)
Cumulative effects adjustment for ASU 2016-02 adoption				306		306
Net income				30,344		30,344
Balance, September 30, 2020	282,024	$281	$1,609,246	$(563,376)	$(23,239)	$1,022,912

	Six Months Ended September 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity /Member’s Deficit
	Shares	Amount
Balance, March 31, 2019	—	$—	$(184,546)	$(176,002)	$(29,710)	$(390,258)
Foreign currency translation, net of tax					4,528	4,528
Reclassification of related party payable upon reorganization			600,622			600,622
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	38,873	39	585,258			585,297
Effect of reorganization	241,547	242	271,383		6,623	278,248
Contribution for taxes associated with reorganization			265,000			265,000
Restricted stock units vested	89	—				—
Share-based compensation			9,479			9,479
Equity repurchases			(145)			(145)
Net loss				(466,489)		(466,489)
Balance, September 30, 2019	280,509	$281	$1,547,051	$(642,491)	$(18,559)	$886,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$30,344	$(466,489)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation	3,797	3,971
Amortization	26,032	29,810
Share-based compensation	27,503	196,171
Deferred income taxes	(3,160)	(48,566)
Other	802	3,450
Net change in operating assets and liabilities:
Accounts receivable	49,353	29,578
Deferred commissions	1,250	(2,196)
Prepaid expenses and other assets	(4,944)	(519)
Accounts payable and accrued expenses	(7,862)	27,101
Operating leases, net	523	—
Deferred revenue	(62,789)	9,461
Net cash provided by (used in) operating activities	60,849	(218,228)

Cash flows from investing activities:
Purchase of property and equipment	(6,400)	(9,758)
Capitalized software additions	(184)	(564)
Net cash used in investing activities	(6,584)	(10,322)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	590,297
Settlement of deferred offering costs	—	(5,000)
Repayment of term loans	(30,000)	(455,189)
Contribution for tax associated with reorganization	—	265,000
Proceeds from employee stock purchase plan	3,592	—
Proceeds from exercise of stock options	4,829	—
Equity repurchases	(25)	(145)
Installments related to acquisition	—	(4,694)
Net cash (used in) provided by financing activities	(21,604)	390,269

Effect of exchange rates on cash and cash equivalents	2,606	(1,337)

Net increase in cash and cash equivalents	35,267	160,382

Cash and cash equivalents, beginning of period	213,170	51,314
Cash and cash equivalents, end of period	$248,437	$211,696

Supplemental cash flow data:
Cash paid for interest	$6,923	$27,391
Cash paid for tax	$22,545	$264,072
Non-cash financing activities:
Reclassification of related party payable upon reorganization	$—	$(600,622)
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
Prior to the closing of the IPO, the 241,547,218 outstanding units of Dynatrace Holdings LLC were converted on a one-for-one basis into shares of common stock in accordance with the terms of the certificate of incorporation.
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
On August 5, 2020, the Company completed a follow-on offering for the sale of 25,000,000 shares of common stock by selling stockholders at an offering price of $41.10 per share. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of September 30, 2020 and the interim condensed consolidated statements of operations, statements of shareholders’ equity / member’s deficit for the three and six months ended September 30, 2020 and 2019, statements of cash flows for the six months ended September 30, 2020 and 2019, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2020, its results of operations for the three and six months ended September 30, 2020 and 2019, and its cash flows for the six months ended September 30, 2020 and 2019 in accordance with U.S. GAAP. The results for the three and six months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Annual Report”).
Use of estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to the stand-alone selling price for each distinct performance obligation in customer contracts with multiple performance obligations, the uncollectible accounts receivable, the fair value of tangible and intangible assets acquired, valuation of long-lived assets, the period of benefit for deferred commissions and material rights, equity-based compensation expense, income taxes, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
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
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019, except for emerging growth companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2020, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the effects the standard will have on its condensed consolidated financial statements.
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
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenues by geographic region (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$93,511	56%	$77,245	59%	$180,888	56%	$148,442	59%
Europe, Middle East and Africa	51,852	31%	34,317	27%	98,923	31%	67,818	27%
Asia Pacific	19,271	11%	13,747	11%	36,211	11%	28,182	11%
Latin America	3,952	2%	4,069	3%	8,072	2%	7,486	3%
Total revenue	$168,586		$129,378		$324,094		$251,928
For the three and six months ended September 30, 2020 and 2019, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $87.1 million and 52%, and $73.0 million and 56% of total revenue during the three months ended September 30, 2020 and 2019, respectively, and $169.1 million and 52%, and $140.4 million and 56% of total revenue for the six months ended September 30, 2020 and 2019, respectively.
Deferred revenue
Revenues recognized from amounts included in deferred revenue as of March 31, 2020 were $137.0 million and $283.3 million during the three and six months ended September 30, 2020, respectively. Revenues recognized from amounts included in deferred revenue as of March 31, 2019 were $73.7 million and $174.3 million during the three and six months ended September 30, 2019, respectively.

Remaining performance obligations
As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $880.0 million, which consists of both billed consideration in the amount of $394.2 million and unbilled consideration in the amount of $485.8 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 59% of this amount as revenue over the next twelve months and the remainder thereafter.
4.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	September 30, 2020	March 31, 2020
Prepaid expenses	$16,337	$13,189
Income taxes refundable	44,221	47,489
Other	703	510
Prepaid expenses and other current assets	$61,261	$61,188
5.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for the six months ended September 30, 2020 consists of the following (in thousands):

September 30, 2020
Balance, beginning of period	$1,270,733
Foreign currency impact	869
Balance, end of period	$1,271,602
Intangible assets, net excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		September 30, 2020	March 31, 2020
Capitalized software	107	$189,816	$189,554
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		596,374	596,112
Less: accumulated amortization		(420,585)	(394,520)
Total intangible assets, net		$175,789	$201,592
Amortization of other intangible assets totaled $13.0 million and $14.7 million for the three months ended September 30, 2020 and 2019, respectively, and $26.0 million and $29.8 million for the six months ended September 30, 2020 and 2019, respectively.
6.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income (loss) from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended September 30, 2020 was 10% compared to negative 147% for the three months ended September 30, 2019. The effective tax rate was lower than the U.S. statutory tax rate for the three months ended September 30, 2020 because of the tax planning implemented by the Company and tax benefits related to share-based compensation windfalls. The Company’s effective tax rate for the six months ended September 30, 2020 was 23% compared to negative 111% for the six months ending September 30, 2019. The effective tax rate was higher than the U.S. statutory tax rate for the six months ended September 30, 2020 because of the valuation allowance on certain deferred tax assets as well as non-deductible share-based compensation. The effective tax rate for both the three and six months ended September 30, 2019 differed substantially from the U.S. statutory rate due to significant taxes on the Company’s reorganization transactions.
Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at September 30, 2020, a valuation allowance continues to be recorded against certain deferred tax assets based upon the conclusion that it was more likely than not that these assets would not be realized. The valuation allowance at September 30, 2020 relates primarily to share-based compensation, capitalized development costs, and foreign tax credits.

Other Matters
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted. The Company previously reviewed the CARES Act in the U.S. and determined that there was no significant impact on the Company’s tax provision. The Company continues to analyze these legislative developments and believes they have not had a material impact on the Company’s provision for income taxes for the three and six months ended September 30, 2020.
7.    Accrued Expenses
Accrued expenses, current consists of the following (in thousands):

	September 30, 2020	March 31, 2020
Accrued employee - related expenses	$49,470	$40,687
Accrued tax liabilities	12,799	13,350
Accrued restructuring	—	1,065
Accrued professional fees	2,633	2,103
Income taxes payable	4,224	20,756
Other	15,372	15,767
Total accrued expenses, current	$84,498	$93,728
8.    Long-term Debt
Long-term debt consists of the following (in thousands, except percentages):

	September 30, 2020		March 31, 2020
	Amount	Effective Rate	Amount	Effective Rate
First Lien Term Loan	$491,125	2.4%	$521,125	3.2%
Revolving credit facility	—		—
Total principal	491,125		521,125
Unamortized discount and debt issuance costs	(10,184)		(11,140)
Total debt	480,941		509,985
Less: Current portion of long-term debt	—		—
Long-term debt	$480,941		$509,985
First lien credit facilities
The Company’s First Lien Credit Agreement, as amended, provides for a term loan facility, or the First Lien Term Loan, in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility, or the Revolving Facility, in an aggregate amount of $60.0 million. The Revolving Facility includes a $25.0 million letter of credit sub-facility. The First Lien Term Loan and Revolving Facility mature on August 23, 2025 and August 23, 2023, respectively. As of September 30, 2020 and March 31, 2020, there were $15.6 million and $15.3 million letters of credit issued, respectively. The Company had $44.4 million and $44.7 million of availability under the Revolving Facility as of September 30, 2020 and March 31, 2020, respectively.
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
All of the indebtedness under the First Lien Credit Agreement is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien Credit Agreement contains customary negative covenants. At September 30, 2020, the Company was in compliance with all applicable covenants pertaining to the First Lien Credit Agreement.

9.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2021 to 2030. As of September 30, 2020, the weighted average remaining lease term was 5.6 years and the weighted average discount rate was 7.6%. The Company does not have any finance leases as of September 30, 2020.
The Company also has subleases of former offices which expire at various dates from fiscal 2021 to fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $1.1 million for both the three months ended September 30, 2020 and 2019, and $2.3 million and $2.2 million for the six months ended September 30, 2020 and 2019, respectively.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020
Operating lease expense (1)	$2,739	$5,382
Short-term lease expense	$158	$312
Variable lease expense	$206	$381
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

Six Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$6,796
Operating lease assets obtained in exchange for new operating lease liabilities	$150
As of September 30, 2020, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2021	$6,492
2022	11,415
2023	10,757
2024	9,804
2025	6,685
Thereafter	12,947
Total operating lease payments (1)	58,100
Less: imputed interest	(10,972)
Total operating lease liabilities	$47,128
_________________
(1) Presented gross of sublease income.
As of September 30, 2020, the Company had commitments of $5.3 million for an office space operating lease that has not yet commenced, and therefore is not included in the right-of-use asset or operating lease liability. This operating lease is expected to commence during the fiscal year ended March 31, 2021 and with a lease term of 10 years.

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
_________________
(1) Presented gross of sublease income.
Under ASC 840, total rent expense under operating leases during the three and six months ended September 30, 2019 were $3.4 million and $6.7 million, respectively.
10.    Commitments and Contingencies
Legal matters
From time to time, the Company may be a party to lawsuits and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, these matters, individually and in the aggregate, will not have a material adverse effect on the financial condition and results of the future operations of the Company.
11.    Share-based Compensation
Management Incentive Unit Plan
Under the Management Incentive Unit Plan (the “MIU Plan”), Compuware Parent LLC’s board of managers had authorized the issuance of MIUs and AUs to certain executive officers and key employees. The MIUs and AUs consisted of two types of units which were classified as performance-vested units and time-vested units.
In connection with the reorganization transactions described in Note 2, outstanding awards granted under the MIU Plan were converted into shares of common stock, restricted stock, and restricted stock units which were granted under the 2019 Plan (as defined below). Upon conversion, the MIUs and AUs were modified and ceased to be classified as liability awards. This modification impacted 306 participants and resulted in the recognition of incremental share-based compensation expense of $145.3 million to record the liability awards at fair value immediately prior to the modification during the three and six months ended September 30, 2019. Upon modification, the liability balance of $278.2 million related to these MIUs and AUs was reclassified into additional paid-in capital.
2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the board of directors, adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which was subsequently approved by the Company’s shareholders.
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2020, 29,988,328 shares of common stock were available for future issuance under the 2019 Plan.

Stock options
The following table summarizes activity for stock options during the period ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2020	7,147	$16.26	9.3	$54,423
Granted	2,229	33.37
Exercised	(302)	16.00
Forfeited	(237)	16.96
Balance, September 30, 2020	8,837	$20.57	9.0	$180,799
Options vested and exercisable at September 30, 2020	1,396	$16.05	8.8	$34,855
As of September 30, 2020, the total unrecognized compensation expense related to non-vested stock options is $57.7 million and is expected to be recognized over a weighted average period of 3.1 years. For the three and six months ended September 30, 2020, the Company recognized $4.4 million and $7.8 million, respectively, of share-based compensation expense related to stock options.
Restricted shares and units
During the first six months of fiscal 2021, the Company granted an aggregate of 1,242,824 restricted stock units to certain key employees and non-employee directors. The total grants consisted of: (i) 1,207,824 time-based restricted stock units that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over 3 years and (ii) 35,000 time-based restricted shares that vest on August 25, 2021 or at the annual shareholder meeting, if earlier.
The following table provides a summary of the changes in the number of restricted shares for the period ended September 30, 2020:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2020	1,984	$16.00	3,123	$16.39
Granted	—	—	1,243	33.54
Vested	(848)	16.00	(806)	16.06
Forfeited	(96)	16.00	(118)	17.75
Balance, September 30, 2020	1,040	$16.00	3,442	$22.62
As of September 30, 2020, the total unrecognized compensation expense related to unvested restricted stock is $14.3 million and is expected to be recognized over a weighted average period of 1.5 years. As of September 30, 2020, the total unrecognized compensation expense related to unvested restricted stock units is $72.2 million and is expected to be recognized over a weighted average period of 3.0 years. For the three and six months ended September 30, 2020, the Company recognized $9.9 million and $18.7 million, respectively, of share-based compensation expense related to restricted shares and units.
Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods beginning May 15 and November 15 of each year, and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the six months ended September 30, 2020, 159,066 shares of common stock were purchased under the ESPP. As of September 30, 2020, 8,899,464 shares of common stock were available for future issuance under the ESPP.

As of September 30, 2020, there was approximately $0.3 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. For the three and six months ended September 30, 2020, the Company recognized $0.5 million and $1.0 million, respectively, of share-based compensation expense related to the ESPP.
Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$1,866	$12,720	$3,364	$16,029
Research and development	2,989	27,379	5,407	34,506
Sales and marketing	6,122	56,781	11,527	71,885
General and administrative	3,854	57,866	7,205	73,751
Total share-based compensation expense	$14,831	$154,746	$27,503	$196,171
12.    Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share includes the dilutive effect of common share equivalents and is calculated using the weighted-average number of common shares and the common share equivalents outstanding during the reporting period. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities.
On August 1, 2019, the Company completed its IPO in which the Company issued and sold 38,873,174 shares of common stock at a price to the public of $16.00 per share. These shares are included in the common stock outstanding as of that date.
For the three and six months ended September 30, 2019, basic and diluted net income (loss) per share have been retrospectively adjusted to reflect the conversion of equity in connection with the reorganization transactions described in Note 2. Basic and diluted net income (loss) per share was derived from a unit conversion factor of $16.00 per share as determined by the board of managers of Dynatrace Holdings LLC on July 30, 2019.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$17,479	$(417,334)	$30,344	$(466,489)
Denominator:
Weighted average shares outstanding, basic	280,077	264,127	279,577	251,412
Dilutive effect of stock-based awards	6,175	—	5,846	—
Weighted average shares outstanding, diluted	286,252	264,127	285,423	251,412

Net income (loss) per share, basic	$0.06	$(1.58)	$0.11	$(1.86)
Net income (loss) per share, diluted	$0.06	$(1.58)	$0.11	$(1.86)
The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and six months ended September 30, 2020 and 2019 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Stock options	2,101	4,711	1,572	2,379
Unvested restricted stock and RSUs	24	4,170	30	2,096
Shares committed under ESPP	—	—	—	—

13.    Related Party Transactions
The Company had agreements with Thoma Bravo, LLC for financial and management advisory services that terminated on August 1, 2019. The Company did not incur any expense related to these services during the three and six months ended September 30, 2020 and incurred $0.4 million and $1.6 million during the three and six months ended September 30, 2019, respectively. The related expense is reflected in “General and administrative” expense in the condensed consolidated statements of operations.
14.    Related Party Debt
On April 1, 2015, the Company entered into $1.8 billion in subordinated demand promissory notes payable to Compuware, a former related party. The promissory notes were established in connection with Compuware’s external debt financing. Interest expense on the promissory notes was zero for the three and six months ended September 30, 2020, and $1.0 million and $4.1 million for the three and six months ended September 30, 2019, respectively, and is included in the condensed consolidated statements of operations in “Interest expense, net.” In connection with the reorganization during the second quarter of fiscal 2020, the corresponding receivable at Compuware was contributed to the Company and the payable to related party was eliminated.
15.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.
Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	September 30, 2020	March 31, 2020
North America	$12,245	$11,296
Europe, Middle East and Africa	20,064	18,590
Asia Pacific	1,577	1,564
Latin America	34	58
Total property and equipment, net	$33,920	$31,508
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended March 31, 2020 (“Annual Report”). These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•our future financial performance, including our expectations regarding our revenue, annual recurring revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, revenue mix and ability to maintain future profitability;
•our expectations regarding the potential impact of the COVID-19 pandemic on our business, operations, and the markets in which we and our partners and customers operate;
•anticipated trends and growth rates in our business and in the markets in which we operate;
•our ability to maintain and expand our customer base and our partner network;
•our ability to sell our applications and expand internationally;
•our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs;
•our ability to hire and retain necessary qualified employees to grow our business and expand our operations;
•the evolution of technology affecting our applications, platform and markets;
•our ability to adequately protect our intellectual property; and
•our ability to service our debt obligations.
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
OVERVIEW
We offer the market-leading software intelligence platform, purpose-built for dynamic multicloud environments. As enterprises embrace the cloud to effect their digital transformation, our all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. With automatic and intelligent observability at scale, our all-in-one platform delivers precise answers about the performance of applications, the underlying infrastructure and the experience of all users to enable organizations to innovate faster, collaborate more efficiently, and deliver more value with dramatically less effort. We designed our software intelligence platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for better business outcomes. As a result, as of September 30, 2020, our products are trusted by approximately 2,600 Dynatrace customers in over 80 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
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
We market Dynatrace® through a combination of our global direct sales team and a network of partners, including resellers, system integrators, and managed service providers. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion.
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

Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance module and extended with our Digital Experience Monitoring and/or Digital Business Analytics modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and has become the primary offering we sell. Dynatrace® customers increased to 2,594 as of September 30, 2020 from 1,828 as of September 30, 2019.
Our Classic products include AppMon, Classic Real User Monitoring, or RUM, Network Application Monitoring, or NAM, and Synthetic Classic. As of April 2018, these products are only available to customers who had previously purchased them.
Coronavirus (COVID-19) Impact
In December 2019, an outbreak of a novel strain of the coronavirus (“COVID-19”) was reported in China, in January 2020 the World Health Organization (“WHO”) declared the outbreak a Public Health Emergency of International Concern, and in March 2020 the WHO declared the outbreak a global pandemic. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact business spending on technology as well as customers' ability to pay for our products and services on an ongoing basis. At this point, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain. The economic consequences of the COVID-19 pandemic have been challenging for certain customers and prospects. We have changed how we spend on marketing and lead generation activities. While the broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, the COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers and partners conduct business. We may experience curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may be impacted by changes in our customers’ ability or willingness to purchase our offerings; changes in the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increased customer attrition rates. While our revenue, customer retention, and earnings are relatively predictable as a result of our subscription-based business model, the effect, if any, of the COVID-19 pandemic would not be fully reflected in our results of operations and overall financial performance until future periods. While the implications of the COVID-19 pandemic remain uncertain, we plan to continue to make investments to support business growth. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, develop new products and applications to extend the functionality of our products, and provide a high level of customer service. We expect to continue to invest in sales and marketing to support customer growth. We also expect to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our products. We also intend to maintain a high level of customer service and support which we consider critical for our continued success. We also expect to continue to incur general and administrative expenses to support our business and to maintain the infrastructure required to be a public company. We intend to use our cash flow from operations to fund these growth strategies and support our business despite the potential impact from the COVID-19 pandemic. See the section titled “Risk Factors” included in Part II, Item 1A included in this Quarterly Report for further discussion of the possible impact of the COVID-19 pandemic on our business.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
•Extend our technology and market leadership position. We intend to maintain our position as the market-leading software intelligence platform through increased investment in research and development and continued innovation. We expect to focus on expanding the functionality of Dynatrace® and investing in capabilities that address new market opportunities. We believe this strategy will enable new growth opportunities and allow us to continue to deliver differentiated high-value outcomes to our customers.
•Grow our customer base. We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion. In addition, we expect to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work jointly with our partners. In other geographies, such as Africa, Japan, the Middle East, Russia and South Korea, we utilize a multi-tier “master reseller” model.
•Increase penetration within existing customers. We plan to continue to increase penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. Once customers are on the Dynatrace® platform, we have seen significant dollar-based net expansion due to the ease of use and power of our new platform.
•Enhance our strategic partner ecosystem. Our strategic partners include industry-leading system integrators, software vendors, and cloud and technology providers. We intend to continue to invest in our partner ecosystem, with a particular emphasis on expanding our strategic alliances and cloud-focused partnerships, such as AWS, Azure, Google Cloud Platform, Red Hat OpenShift, VMware Tanzu, and ServiceNow.
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	September 30,
	2020	2019
Number of Dynatrace® Customers	2,594	1,828
Dynatrace® ARR (in thousands)	$607,567	$376,816
Total ARR (in thousands)	$638,063	$470,906
Dynatrace® Net Expansion Rate	120%+	120%+
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
License. License revenue reflects the revenues recognized from sales of perpetual and term-based licenses of our Classic products that are sold only to existing customers. The license fee portion of perpetual license arrangements is recognized upfront assuming all revenue recognition criteria are satisfied. Term license fees are also recognized up front. Term licenses are generally billed annually in advance and perpetual licenses are billed up front.
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
Operating Expenses
Personnel costs, which consist of salaries, benefits, bonuses, share-based compensation and, with regard to sales and marketing expenses, sales commissions, are the most significant component of our operating expenses. We also incur other non-personnel costs such as an allocation of our general overhead expenses.
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
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships and capitalized software and tradenames.
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

Income Tax Expense
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) differing tax rates and regulations in foreign jurisdictions, (2) differences in accounting and tax treatment of our share-based compensation, and (3) foreign withholding taxes. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

RESULTS OF OPERATIONS
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020		2019
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$157,673	94%	$115,805	90%
License	442	0%	2,745	2%
Service	10,471	6%	10,828	8%
Total revenue	168,586	100%	129,378	100%
Cost of revenue:
Cost of subscription	18,327	11%	23,456	18%
Cost of service	8,554	5%	11,847	9%
Amortization of acquired technology	3,830	2%	4,243	3%
Total cost of revenue (1)	30,711	18%	39,546	30%
Gross profit	137,875	82%	89,832	69%

Operating expenses:
Research and development (1)	27,512	16%	46,596	36%
Sales and marketing (1)	56,690	34%	99,966	77%
General and administrative (1)	22,110	13%	86,953	67%
Amortization of other intangibles	8,686	5%	10,061	8%
Restructuring and other	46		779
Total operating expenses	115,044		244,355
Income (loss) from operations	22,831		(154,523)
Other expense, net	(3,403)		(14,388)
Income (loss) before income taxes	19,428		(168,911)
Income tax expense	(1,949)		(248,423)
Net income (loss)	$17,479		$(417,334)
(1)  Includes share-based compensation expense as follows:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Cost of revenue	$1,866	$12,720
Research and development	2,989	27,379
Sales and marketing	6,122	56,781
General and administrative	3,854	57,866
Total share-based compensation	$14,831	$154,746

Revenue

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Subscription	$157,673	$115,805	$41,868	36%
License	442	2,745	(2,303)	(84%)
Service	10,471	10,828	(357)	(3%)
Total revenue	$168,586	$129,378	$39,208	30%
Subscription
Subscription revenue increased by $41.9 million, or 36%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 94% of total revenue for the three months ended September 30, 2020 compared to 90% of total revenue for the three months ended September 30, 2019.
License
License revenue decreased by $2.3 million, or 84%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to the decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue decreased by $0.4 million, or 3%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$18,327	$23,456	$(5,129)	(22%)
Cost of service	8,554	11,847	(3,293)	(28%)
Amortization of acquired technology	3,830	4,243	(413)	(10%)
Total cost of revenue	$30,711	$39,546	$(8,835)	(22%)
Cost of subscription
Cost of subscription decreased $5.1 million, or 22%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease is primarily due to lower share-based compensation of $7.8 million, partially offset by $2.0 million of higher personnel costs to support the growth of our subscription cloud-based offering.
Cost of service
Cost of service decreased by $3.3 million, or 28%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease was the result of lower share-based compensation of $3.0 million and travel costs of $0.6 million, partially offset by higher personnel costs.
Amortization of acquired technologies
For the three months ended September 30, 2020 and 2019, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$139,346	$92,349	$46,997	51%
License	442	2,745	(2,303)	(84%)
Services	1,917	(1,019)	2,936	(288%)
Amortization of acquired technology	(3,830)	(4,243)	413	(10%)
Total gross profit	$137,875	$89,832	$48,043	53%
Gross margin:
Subscriptions	88%	80%
License	100%	100%
Services	18%	(9%)
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	69%
Subscriptions
Subscriptions gross profit increased by $47.0 million, or 51%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Subscription gross margin increased from 80% to 88% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase is primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions, as well as decreased costs, primarily due to lower share-based compensation of $7.8 million.
License
License gross profit decreased by $2.3 million, or 84%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross loss decreased by $2.9 million, or 288%, to gross profit of $1.9 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Services gross margin increased from negative 9% to 18% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Lower share-based compensation costs increased gross profit by $3.0 million compared to the same quarter last year.
Operating Expenses

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$27,512	$46,596	$(19,084)	(41%)
Sales and marketing	56,690	99,966	(43,276)	(43%)
General and administrative	22,110	86,953	(64,843)	(75%)
Amortization of other intangibles	8,686	10,061	(1,375)	(14%)
Restructuring and other	46	779	(733)	(94%)
Total operating expenses	$115,044	$244,355	$(129,311)	(53%)

Research and development
Research and development expenses decreased $19.1 million, or 41%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease is due to lower share-based compensation of $24.4 million. Partially offsetting this decrease was a 19% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $4.2 million, and increased cloud-based hosting costs of $0.8 million.
Sales and marketing
Sales and marketing expenses decreased $43.3 million, or 43%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, due to lower share-based compensation of $50.7 million and lower travel expenses of $2.1 million, partially offset by a 11% increase in headcount, resulting in an increase of $7.1 million in personnel costs, as well as increased advertising and marketing costs of $1.7 million.
General and administrative
General and administrative expenses decreased $64.8 million, or 75%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a decrease in share-based compensation of $54.0 million and a decrease in professional fees of $12.4 million related to transaction costs from our initial public offering completed in the second quarter of fiscal 2020, slightly offset by an increase in personnel costs of $1.2 million. Sponsor related costs were zero and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. Sponsor costs were reduced to zero because we stopped incurring these costs upon completion of our initial public offering.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.4 million, or 14%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Restructuring and other
Restructuring expenses decreased by $0.7 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, due to a realignment of previously planned restructuring activities that occurred in the same quarter last fiscal year.
Other Expense, Net
Other expense, net decreased by $11.0 million, or 76%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease in other expense was primarily a result of lower interest expense on our term loans as we had less principal outstanding compared to the same quarter last fiscal year.
Income Tax Expense
Income tax expense decreased by $246.5 million resulting in an expense of $1.9 million for the three months ended September 30, 2020, compared to an expense of $248.4 million for the three months ended September 30, 2019. This decrease was primarily due to a non-recurring income tax expense of $255.8 million related to our reorganization transactions that occurred in the same quarter last fiscal year.

Comparison of the Six Months Ended September 30, 2020 and 2019

	Six Months Ended September 30,
	2020		2019
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$302,030	93%	$223,933	89%
License	1,080	0%	6,529	3%
Service	20,984	7%	21,466	8%
Total revenue	324,094	100%	251,928	100%
Cost of revenue:
Cost of subscription	35,033	11%	39,633	16%
Cost of service	16,564	5%	20,656	8%
Amortization of acquired technology	7,656	2%	8,800	3%
Total cost of revenue (1)	59,253	18%	69,089	27%
Gross profit	264,841	82%	182,839	73%

Operating expenses:
Research and development (1)	51,017	16%	72,255	29%
Sales and marketing (1)	105,853	33%	158,181	63%
General and administrative (1)	43,637	13%	118,835	47%
Amortization of other intangibles	17,372	5%	20,203	8%
Restructuring and other	25		894
Total operating expenses	217,904		370,368
Income (loss) from operations	46,937		(187,529)
Other expense, net	(7,497)		(33,480)
Income (loss) before income taxes	39,440		(221,009)
Income tax expense	(9,096)		(245,480)
Net income (loss)	$30,344		$(466,489)
(1)  Includes share-based compensation expense as follows:

	Six Months Ended September 30,
	2020	2019
	(in thousands)
Cost of revenue	$3,364	$16,029
Research and development	5,407	34,506
Sales and marketing	11,527	71,885
General and administrative	7,205	73,751
Total share-based compensation	$27,503	$196,171
Revenue

	Six Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$302,030	$223,933	$78,097	35%
License	1,080	6,529	(5,449)	(83%)
Services	20,984	21,466	(482)	(2%)
Total revenue	$324,094	$251,928	$72,166	29%

Subscription
Subscription revenue increased by $78.1 million, or 35%, for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 93% of total revenue for the six months ended September 30, 2020 compared to 89% of total revenue for the six months ended September 30, 2019.
License
License revenue decreased by $5.4 million, or 83%, for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, primarily due to the decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue decreased by $0.5 million, or 2%, for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Six Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Cost of subscriptions	$35,033	$39,633	$(4,600)	(12%)
Cost of services	16,564	20,656	(4,092)	(20%)
Amortization of acquired technology	7,656	8,800	(1,144)	(13%)
Total cost of revenue	$59,253	$69,089	$(9,836)	(14%)
Cost of subscriptions
Cost of subscriptions decreased $4.6 million, or 12%, for the six months ended September 30, 2020 compared to the six months ended September 30, 2019. The decrease is primarily due to lower share-based compensation of $9.2 million, partially offset by higher personnel costs to support the growth of our subscription cloud-based offering.
Cost of services
Cost of services decreased by $4.1 million, or 20%, for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019. The decrease was the result of lower share-based compensation of $3.4 million and travel expenses of $1.1 million, partially offset by higher personnel costs.
Amortization of acquired technologies
For the six months ended September 30, 2020 and 2019, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Six Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$266,997	$184,300	$82,697	45%
License	1,080	6,529	(5,449)	(83%)
Services	4,420	810	3,610	446%
Amortization of acquired technology	(7,656)	(8,800)	1,144	(13%)
Total gross profit	$264,841	$182,839	$82,002	45%
Gross margin:
Subscriptions	88%	82%
License	100%	100%
Services	21%	4%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	73%
Subscriptions
Subscriptions gross profit increased by $82.7 million, or 45%, during the six months ended September 30, 2020 compared to the six months ended September 30, 2019. Subscription gross margin increased from 82% to 88% during the six months ended September 30, 2020 compared to the six months ended September 30, 2019. The increase is primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions, as well as decreased costs, primarily due to lower share-based compensation of $9.2 million.
License
License gross profit decreased by $5.4 million, or 83%, during the six months ended September 30, 2020 compared to the six months ended September 30, 2019. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit increased by $3.6 million, or 446%, during the six months ended September 30, 2020 compared to the six months ended September 30, 2019. Services gross margin increased from 4% to 21% during the six months ended September 30, 2020 compared to the six months ended September 30, 2019. Positively impacting gross profit margin was $3.4 million of lower share-based compensation compared to the same period last fiscal year.
Operating Expenses

	Six Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$51,017	$72,255	$(21,238)	(29%)
Sales and marketing	105,853	158,181	(52,328)	(33%)
General and administrative	43,637	118,835	(75,198)	(63%)
Amortization of other intangibles	17,372	20,203	(2,831)	(14%)
Restructuring and other	25	894	(869)	(97%)
Total operating expenses	$217,904	$370,368	$(152,464)	(41%)
Research and development
Research and development expenses decreased $21.2 million, or 29%, for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019. The decrease is primarily attributable to lower share-based compensation of $29.1 million, partially offset by a 19% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $6.1 million, and increased cloud-based hosting costs of $1.7 million.
Sales and marketing
Sales and marketing expenses decreased $52.3 million, or 33%, for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, primarily due to lower share-based compensation of $60.4 million and lower travel expenses of $6.6 million, partially offset by a 11% increase in headcount, resulting in an increase of $12.3 million in personnel costs, as well as increased advertising and marketing costs of $1.1 million.
General and administrative
General and administrative expenses decreased $75.2 million, or 63%, for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, primarily due to lower share-based compensation of $66.5 million and lower transaction costs of $13.4 million related to the initial public offering completed in the second quarter of fiscal 2020. Slightly offsetting this decrease was an increase in personnel costs of $1.8 million and $2.0 million of general insurance costs. Sponsor related costs were zero and $1.6 million for the six months ended September 30, 2020 and 2019, respectively. Sponsor costs were reduced to zero because we stopped incurring these costs upon completion of our initial public offering.
Amortization of other intangibles
Amortization of other intangibles decreased by $2.8 million, or 14%, for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Restructuring and other
Restructuring expenses decreased by $0.9 million, or 97%, for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, due to costs incurred in the prior fiscal year for various restructuring activities to achieve our strategic and financial objectives including costs related to a restructuring program designed to align employee resources with our product offering and future plans.
Other Expense, Net
Other expense, net decreased by $26.0 million, or 78%, for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019. The decrease in other expense was primarily a result of lower interest expense on our term loans as we had less principal outstanding compared to last fiscal year.
Income Tax Expense
Income tax expense decreased by $236.4 million to an income tax expense of $9.1 million for the six months ended September 30, 2020, compared to an income tax expense of $245.5 million for the six months ended September 30, 2019. This decrease was primarily due to a non-recurring income tax expense of $255.8 million as a result of our reorganization transactions during the second quarter of fiscal 2020.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2020, we had $248.4 million of cash and cash equivalents and $44.4 million available under our revolving credit facility. Since inception, we have financed our operations primarily through payments by our customers for use of our product offerings and related services and, to a lesser extent, the net proceeds we have received from sales of equity securities and borrowings on our term loan facilities. In August 2019, we completed our IPO in which we issued and sold an aggregate of 38.9 million shares of common stock at a price of $16.00 per share. We received aggregate net proceeds of $585.3 million from the IPO, after underwriting discounts and commissions and payments of offering costs. Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled “Risk Factors” included elsewhere in this Quarterly Report and our Annual Report. However, we believe that our existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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
Our Credit Facilities
As of September 30, 2020, the balance outstanding under our first lien term loan was $491.1 million and is included in long-term debt on our condensed consolidated balance sheets. We had $44.4 million available under the revolving credit facility after considering $15.6 million of letters of credit outstanding. All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets. At September 30, 2020, we were in compliance with all applicable covenants pertaining to the First Lien Credit Agreement. Our credit facilities are discussed further in Note 8 of the notes to the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Six Months Ended September 30,
	2020	2019
	(in thousands)
Cash provided by (used in) operating activities (1)	$60,849	$(218,228)
Cash used in investing activities	(6,584)	(10,322)
Cash (used in) provided by financing activities	(21,604)	390,269
Effect of exchange rate changes on cash and cash equivalents	2,606	(1,337)
Net increase in cash and cash equivalents	$35,267	$160,382
(1) Net cash provided by (used in) operating activities includes cash payments for interest and tax as follows:

	Six Months Ended September 30,
	2020	2019
	(in thousands)
Cash paid for interest	$6,923	$27,391
Cash paid for tax	$22,545	$264,072
Operating Activities
For the six months ended September 30, 2020, cash provided by operating activities was $60.8 million as a result of net income of $30.3 million, and adjusted by non-cash charges of $55.0 million and a change of $24.5 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $27.5 million and depreciation and amortization of $29.8 million. The change in our net operating assets and liabilities was primarily the result of a decrease in deferred revenue of $62.8 million due to seasonality in our sales cycle which is concentrated in the third and fourth quarters of our fiscal year and a decrease in accounts payable and accrued expenses of $7.9 million driven by timing of payments, which were partially offset by a decrease in accounts receivable of $49.4 million due to the timing of receipts of payments from customers.
For the six months ended September 30, 2019, cash used in operating activities was $218.2 million as a result of a net loss of $466.5 million, adjusted by non-cash charges of $184.8 million and a change of $63.4 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $33.8 million and share-based compensation of $196.2 million, net of deferred income taxes of $48.6 million. The change in our net operating assets and liabilities was primarily the result of an increase in accounts payable and accrued expenses of $27.1 million. Further contributing to the change in our net operating assets and liabilities was a decrease in accounts receivable of $29.6 million due to the timing of receipts of payments from customers and an increase in deferred revenue of $9.5 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services.

Investing Activities
Cash used in investing activities during the six months ended September 30, 2020 was $6.6 million, as a result of the purchases of property and equipment of $6.4 million and capitalized software additions of $0.2 million.
Cash used in investing activities during the six months ended September 30, 2019 was $10.3 million, as a result of purchases of property and equipment of $9.8 million and capitalized software additions of $0.6 million.
Financing Activities
Cash used in financing activities during the six months ended September 30, 2020 was $21.6 million, primarily as a result of repayments of our term loans of $30.0 million, partially offset by proceeds from our employee stock purchase plan of $3.6 million and proceeds from the exercise of our stock options of $4.8 million.
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
The following table summarizes our payments under contractual obligations as of September 30, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$58,100	$6,492	$22,172	$16,489	$12,947
First Lien Term Loan - principal (1)	491,125	—	—	491,125	—
First Lien Term Loan - interest (2)	58,427	11,934	23,868	22,625	—
Revolving credit facility (3)	—	—	—	—	—
Total	$607,652	$18,426	$46,040	$530,239	$12,947
(1) The amounts included in the table above represent principal maturities only.
(2) Amounts represent estimated future interest payments on borrowings under our First Lien Term Loan, which were estimated using the interest rate effective at September 30, 2020 multiplied by the principal outstanding on September 30, 2020. The First Lien Term Loan consists of $491.1 million currently bearing interest at 2.4%.
(3) As of September 30, 2020, we had no outstanding borrowings under our revolving credit facility, $15.6 million of letters of credit outstanding, and $44.4 million was available for borrowing under our revolving credit facility.
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
Except for updates to our accounting policies related to the adoption of ASU 2016-02, Leases (Topic 842), there have been no material changes to these estimates or the policies related to them during the three and six months ended September 30, 2020. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2, “Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. We will lose emerging growth status on March 31, 2021. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.
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
Interest Rate Risk
We had cash and cash equivalents of $248.4 million and $213.2 million as of September 30, 2020 and March 31, 2020, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
At September 30, 2020, we also had in place a $60.0 million revolving credit facility, with availability of $44.4 million, and $491.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 2.4% at September 30, 2020. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on management’s review, with participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2020, the Company’s disclosure controls and procedures were not effective. Specifically, the Company did not maintain effective controls over accounting for income taxes.
As previously disclosed under the section titled “Controls and Procedures” included under Part II, Item 9A of the Company’s Annual Report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020, because of a material weakness in internal control over financial reporting. Specifically, the Company did not maintain effective controls over accounting for income taxes in connection with the preparation and review of the Company’s global tax provision, and particularly in the area of realizability of tax attributes such as foreign tax credits and other domestic deferred tax assets.
Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.
Remediation Plan for Material Weakness
The Company’s remediation efforts began during the six months ended September 30, 2020. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. The Company has begun to take certain remediation steps to address the material weakness referenced above and to improve its control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As a result of the COVID-19 pandemic, we have temporarily closed or limited occupancy of our global offices, including our corporate headquarters and research and development labs, and suspended company-related travel to align with local guidance. Substantially all Dynatrace employees globally are working from home for the foreseeable future. We shifted our annual Sales Kickoff and other events including Perform 2021 to virtual-only experiences, and have either canceled or changed other customer and industry events to dial-in experiences. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes may disrupt the way we operate our business. Given that the economic consequences of the COVID-19 pandemic have been exceptionally challenging for certain of our customers and prospects, we changed how we spend on marketing and lead generation activities.
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
Our operations have also begun to be affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of COVID-19. If the COVID-19 pandemic starts to have a substantial impact on the productivity of our employees and partners or a continued substantial impact on the attendance of our employees or a continued and substantial impact on the ability of our customers to purchase our offerings, our results of operations and overall financial performance may be harmed.
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
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2018 to the year ended March 31, 2019, our subscription revenue grew 36% from $257.6 million to $349.8 million, respectively. From the year ended March 31, 2019 to the year ended March 31, 2020, our subscription revenue grew 39% from $349.8 million to $487.8 million, respectively. From the six months ended September 30, 2019 to the six months ended September 30, 2020, our subscription revenue grew 35% from $223.9 million to $302.0 million, respectively. From the year ended March 31, 2018 to the year ended March 31, 2019, subscription revenue as a percentage of total revenue grew from 65% to 81%, respectively. From the year ended March 31, 2019 to the year ended March 31, 2020, subscription revenue as a percentage of total revenue grew from 81% to 89%, respectively. From the six months ended September 30, 2019 to the six months ended September 30, 2020, subscription revenue as a percentage of total revenue grew from 89% to 93%, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:
•our ability to attract new customers and retain and increase sales to existing customers;
•our ability to continue to expand customer adoption of our Dynatrace® platform, including the conversion of customers from our Classic products;
•our ability to develop our existing platform and introduce new solutions on our platform;
•continued growth of cloud-based services and solutions;
•our ability to continue to develop and offer products and solutions that are superior to those of our competitors;
•our ability to retain customers;
•our ability to expand into new geographies and markets, including the business intelligence and data analytics market; and
•our ability to hire and retain sufficient numbers of sales and marketing, research and development and general and administrative personnel, and expand our global operations.
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
Our annual and quarterly revenue and operating results have fluctuated significantly in the past and may vary significantly in the future due to a variety of factors, many of which are outside of our control. Our financial results in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. If our revenues, earnings or operating results fall below the expectations of investors or securities analysts in a particular quarter, or below any guidance that we may provide, the price of our common stock could decline. We may not be able to accurately predict our future billings, revenues, earnings or operating results. Some of the important factors that may cause our operating results to fluctuate from quarter to quarter or year to year include:
•fluctuations in the demand for our solutions, and the timing of purchases by our customers, particularly larger purchases;
•fluctuations in the rate of utilization by enterprise customers of the cloud to manage their business needs, or a slow-down in the migration of enterprise systems to the cloud;
•our ability to attract new customers and retain existing customers;
•our ability to expand into new geographies and markets, including the business intelligence and data analytics market;
•the budgeting cycles and internal purchasing priorities of our customers;
•changes in customer renewal rates, churn and our ability to cross-sell additional solutions to our existing customers and our ability to up-sell additional quantities of previously purchased products to existing customers;
•the seasonal buying patterns of our customers;
•the payment terms and contract term length associated with our product sales and their effect on our billings and free cash flow;
•changes in customer requirements or market needs;

•the emergence of significant privacy, data protection, security or other threats, regulations or requirements applicable to the use of enterprise systems or cloud-based systems that we are not prepared to meet or that require additional investment by us;
•changes in the demand and growth rate of the market for software and systems monitoring and analytics solutions;
•our ability to anticipate or respond to changes in the competitive landscape, or improvements in the functionality of competing solutions that reduce or eliminate one or more of our competitive advantages;
•our ability to timely develop, introduce and gain market acceptance for new solutions and product enhancements;
•our ability to adapt and update our products and solutions on an ongoing and timely basis in order to maintain compatibility and efficacy with the frequently changing and expanding variety of software and systems that our products are designed to monitor;
•our ability to maintain and expand our relationships with strategic technology partners, who own, operate and offer the major platforms on which cloud applications operate, with which we must interoperate and remain compatible, and from which we must obtain certifications and endorsements in order to maintain credibility and momentum in the market;
•our ability to control costs, including our operating expenses;
•our ability to efficiently complete and integrate any acquisitions or business combinations that we may undertake in the future;
•general economic, industry and market conditions, both domestically and in our foreign markets;
•the emergence of new technologies or trends in the marketplace;
•foreign currency exchange rate fluctuations;
•the timing of revenue recognition for our customer transactions, and the effect of the mix of time-based licenses, SaaS subscriptions and perpetual licenses on the timing of revenue recognition;
•extraordinary expenses, such as litigation or other dispute-related settlement payments; and
•future accounting pronouncements or changes in our accounting policies.
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
At September 30, 2020, we had approximately $550.0 million of aggregate indebtedness, as defined in the Credit Agreement, consisting of $491.1 million outstanding under our first lien term loan facility, $15.6 million outstanding under a $25.0 million letter of credit sub-facility and $10.2 million in unamortized debt issuance fees. Under our first lien term loan facility, we were required to repay approximately $2.4 million of principal at the end of each quarter (commencing March 31, 2019) and are required to pay accrued interest on the last day of each interest accrual period. During the second quarter of fiscal 2020, we repaid all outstanding borrowings and accrued interest under our second lien term loan facility and recognized a loss on debt extinguishment of $2.7 million within “Interest expense, net” in the consolidated statements of operations for the year ended March 31, 2020. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $6.9 million for the six months ended September 30, 2020.
The credit and guaranty agreement, which we refer to as our Credit Agreement, governing our term loan facility and our revolving credit facility, which we refer to as our Credit Facility, contains various covenants that are operative so long as our Credit Facility remains outstanding. The covenants, among other things, limit our and certain of our subsidiaries’ abilities to:
•incur additional indebtedness or guarantee indebtedness of others;
•create additional liens on our assets;
•pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock;

•make investments, including acquisitions;
•make capital expenditures;
•enter into mergers or consolidations or sell assets;
•engage in sale and leaseback transactions; or
•enter into transactions with affiliates.
Our Credit Facility also contains numerous affirmative covenants, including financial covenants. Even if our Credit Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants. For a more detailed description of our indebtedness, see Note 8 to our condensed consolidated financial statements.
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
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business by:
•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•exposing us to the risk of increased interest rates as certain of our borrowings are, and may in the future be, at variable interest rates.
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
In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. Our new solutions and solution enhancements could fail to attain sufficient market acceptance for many reasons, including:
•delays in releasing new solutions or enhancements to the market;
•delays or failures to provide updates to customers to maintain compatibility between Dynatrace® and the various applications and platforms being used in the customers’ application and multicloud environment;
•the failure to accurately predict market or customer demands;
•defects, errors or failures in the design or performance of our new solutions or solution enhancements;
•negative publicity about the performance or effectiveness of our solutions;
•the introduction or anticipated introduction of competing products by our competitors; and
•the perceived value of our solutions or enhancements relative to their cost.
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
To continue to grow our business, it is important that we continue to attract new customers to purchase and use our solutions. Our success in attracting new customers depends on numerous factors, including our ability to:
•offer a compelling software intelligence platform and solutions;
•execute our sales and marketing strategy;
•attract, effectively train and retain new sales, marketing, professional services and support personnel in the markets we pursue;
•develop or expand relationships with technology partners, systems integrators, resellers, online enterprise marketplaces and other partners;
•expand into new geographies and markets, including the business intelligence and data analytics market;
•deploy our platform and solutions for new customers; and
•provide quality customer support.
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
We may also face competition from companies entering our market, which has a relatively low barrier to entry in some segments, including large technology companies that could expand their platforms or acquire one of our competitors. Many existing and potential competitors enjoy substantial competitive advantages, such as:
•larger sales and marketing budgets and resources;
•access to larger customer bases which often provide incumbency advantages;
•broader global distribution and presence;
•the ability to bundle competitive offerings with other products and services;
•greater brand recognition and longer operating histories;
•lower labor and development costs;
•greater resources to make acquisitions;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, management and other resources.
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
Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition” included in Part II, Item 7 of our Annual Report.
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
Revenue from customers located outside of the United States represented 48% and 44% for the six months ended September 30, 2020 and 2019, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:
•increased expenses associated with international sales and operations, including establishing and maintaining office space and equipment for our international operations;
•fluctuations in exchange rates between currencies in the markets where we do business;
•risks associated with trade restrictions and additional legal requirements, including the exportation of our technology or source code that is required in some of the countries in which we operate;
•greater risk of unexpected changes in regulatory rules, regulations and practices, tariffs and tax laws and treaties;
•compliance with United States and foreign import and export control and economic sanctions laws and regulations, including the Export Administration Regulations administered by the United States Department of Commerce’s Bureau of Industry and Security and the executive orders and laws implemented by the United States Department of the Treasury’s Office of Foreign Asset Controls;
•compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act, and the U.K. Anti-Bribery Act;
•compliance with privacy, data protection and data security laws of many countries, including the European Union’s General Data Protection Regulation, or GDPR, which became effective in May 2018, and the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020;
•heightened risk of unfair or corrupt business practices in certain geographies, and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•limited or uncertain protection of intellectual property rights in some countries and the risks and costs associated with monitoring and enforcing intellectual property rights abroad;
•greater difficulty in enforcing contracts and managing collections in certain jurisdictions, as well as longer collection periods;
•management communication and integration problems resulting from cultural and geographic dispersion;
•social, economic and political instability, epidemics and pandemics, terrorist attacks and security concerns in general; and
•potentially adverse tax consequences.
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
As of September 30, 2020, we had 69 issued patents, 64 of which are in the United States, and 24 pending applications, of which 17 are in the United States. Our issued patents expire at various dates through January 2039. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for share-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.
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
Our initial public offering occurred in August 2019, and we effected follow-on public offerings by selling stockholders in December 2019, February 2020, June 2020 and August 2020. There has only been a public market for our common stock for a short period of time. Our share price has been and in the future may be subject to substantial volatility.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $48.85 through September 30, 2020. Factors that could cause fluctuations in the trading price of our common stock include the following:
•announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•changes in how customers perceive the benefits of our platform;
•shifts in the mix of billings and revenue attributable to perpetual licenses, term licenses and SaaS subscriptions from quarter to quarter;
•departures of key personnel;
•price and volume fluctuations in the overall stock market from time to time;
•fluctuations in the trading volume of our shares or the size of our public float;
•sales of large blocks of our common stock, including by the Thoma Bravo Funds;
•actual or anticipated changes or fluctuations in our operating results;
•whether our operating results meet the expectations of securities analysts or investors;
•changes in actual or future expectations of investors or securities analysts;
•litigation involving us, our industry or both;

•regulatory developments in the United States, foreign countries or both;
•general economic conditions and trends; and
•major catastrophic events in our domestic and foreign markets.
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
In connection with the audit of our financial statements as of and for the fiscal year ended March 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness is related to accounting for income taxes in connection with the preparation and review of our global tax provision, and particularly in the area of realizability of tax attributes such as foreign tax credits and other domestic deferred tax assets. In preparing the tax provision for the year ended March 31, 2020, our internal controls over preparation and review of the income tax provision failed to detect certain errors relating to the assessment of the realizability of deferred tax assets as well as certain complex technical matters which impacted income tax expense, current and deferred tax assets and liabilities and the related valuation allowance.  Accordingly, our internal controls over our financial statement close process were not designed appropriately to detect a material error related to our income tax provision in the financial statements in a timely manner.

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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 33.7% of our issued and outstanding shares of common stock as of September 30, 2020. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation or other business combination;
•raising future capital; and
•amending our charter and bylaws, which govern the rights attached to our common stock.
Additionally, for so long as Thoma Bravo beneficially owns at least (i) 30% of our outstanding shares of common stock, Thoma Bravo will have the right to designate the chairman of our board of directors and of each committee of our board of directors and the right to nominate a majority of our board of directors (provided, however, that the majority of our board of directors will be “independent” directors, as defined under the rules of the NYSE, and provided further, that the membership of each committee of our board of directors will comply with the applicable rules of the NYSE); (ii) 20% (but less than 30%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 20% of the total number of directors (but in no event fewer than two directors); (iii) 10% (but less than 20%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 50% of the total number of directors (but in no event fewer than one director); and (iv) 5% (but less than 10%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate one director to our board of directors. For so long as Thoma Bravo beneficially owns at least 30% of our outstanding shares of common stock, the directors designated by Thoma Bravo are expected to constitute a majority of each committee of our board of directors, other than the audit committee, and the chairman of each of the committees, other than the audit committee, is expected to be a director designated by Thoma Bravo.
This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise result in the opportunity for stockholders to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our share price.
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
Our charter and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•after Thoma Bravo ceases to beneficially own at least 30% of the outstanding shares of our common stock, directors may only be removed for cause, and subject to the affirmative vote of the holders of 66 2/3% or more of our outstanding shares of capital stock then entitled to vote at a meeting of our stockholders called for that purpose;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•allowing Thoma Bravo to fill any vacancy on our board of directors for so long as affiliates of Thoma Bravo own 30% or more of our outstanding shares of common stock and thereafter, allowing only our board of directors to fill vacancies on our board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our charter relating to the management of our business (including our classified board structure) or certain provisions of our bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and
•a prohibition of cumulative voting in the election of our board of directors, which would otherwise allow less than a majority of stockholders to elect director candidates.
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
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine, or, collectively, the Delaware Forum Provision. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Our bylaws further provide that the U.S. District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as our principal executive offices are located in Waltham, Massachusetts. The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the Delaware Forum Provision and Federal Forum Provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether courts in other states will enforce our Federal Forum Provision, and we may incur additional costs of litigation should such enforceability be challenged. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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
We are eligible to remain an emerging growth company up until March 31, 2024, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates (and have been a public company for at least 12 months and have filed one annual report on Form 10-K), or issue more than $1.0 billion of non-convertible debt over a three-year period. We will lose emerging growth status on March 31, 2021.
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
(1) Filed as Exhibit 3.3 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2019, and incorporated herein by reference.
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

DYNATRACE, INC.

Date:	October 28, 2020	By:	/s/ John Van Siclen
John Van Siclen
Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2020	By:	/s/ Kevin C. Burns
Kevin C. Burns
Chief Financial Officer & Treasurer
(Principal Financial Officer)