Form 10-Q
period 2020-12-31
Dynatrace, Inc.
filed 2021-02-03
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

The registrant had 282,593,803 shares of common stock outstanding as of February 1, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2020	March 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$299,505	$213,170
Accounts receivable, net	200,849	157,058
Deferred commissions, current	45,645	38,509
Prepaid expenses and other current assets	28,505	61,188
Total current assets	574,504	469,925
Property and equipment, net	35,384	31,508
Operating lease right-of-use asset, net	43,530	—
Goodwill	1,272,574	1,270,733
Other intangible assets, net	162,882	201,592
Deferred tax assets, net	25,259	20,460
Deferred commissions, non-current	43,575	39,736
Other assets	8,850	8,126
Total assets	$2,166,558	$2,042,080

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$12,146	$11,112
Accrued expenses, current	104,788	93,728
Deferred revenue, current	424,001	384,060
Operating lease liabilities, current	9,368	—
Total current liabilities	550,303	488,900
Deferred revenue, non-current	47,849	60,711
Accrued expenses, non-current	18,408	20,987
Operating lease liabilities, non-current	38,829	—
Long-term debt	451,427	509,985
Total liabilities	1,106,816	1,080,583
Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 282,542,649 and 280,853,040 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	281	281
Additional paid-in capital	1,632,446	1,573,347
Accumulated deficit	(544,960)	(594,026)
Accumulated other comprehensive loss	(28,025)	(18,105)
Total shareholders' equity	1,059,742	961,497
Total liabilities and shareholders' equity	$2,166,558	$2,042,080
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue:
Subscription	$170,308	$128,518	$472,338	$352,451
License	257	3,895	1,337	10,424
Service	12,346	10,885	33,330	32,351
Total revenue	182,911	143,298	507,005	395,226
Cost of revenue:
Cost of subscription	20,382	16,297	55,415	55,930
Cost of service	8,907	8,584	25,471	29,240
Amortization of acquired technology	3,831	3,824	11,487	12,624
Total cost of revenue	33,120	28,705	92,373	97,794
Gross profit	149,791	114,593	414,632	297,432

Operating expenses:
Research and development	28,730	22,517	79,747	94,772
Sales and marketing	64,829	52,400	170,682	210,581
General and administrative	23,442	21,883	67,079	140,718
Amortization of other intangibles	8,685	10,039	26,057	30,242
Restructuring and other	(2)	199	23	1,093
Total operating expenses	125,684	107,038	343,588	477,406
Income (loss) from operations	24,107	7,555	71,044	(179,974)
Interest expense, net	(3,455)	(5,995)	(11,170)	(39,715)
Other income, net	2,526	67	2,744	307
Income (loss) before income taxes	23,178	1,627	62,618	(219,382)
Income tax (expense) benefit	(4,762)	136	(13,858)	(245,344)
Net income (loss)	$18,416	$1,763	$48,760	$(464,726)
Net income (loss) per share:
Basic	$0.07	$0.01	$0.17	$(1.78)
Diluted	$0.06	$0.01	$0.17	$(1.78)
Weighted average shares outstanding:
Basic	281,010	277,926	280,057	260,383
Diluted	286,427	280,156	285,884	260,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income (loss)	$18,416	$1,763	$48,760	$(464,726)
Other comprehensive (loss) income
Foreign currency translation adjustment	(4,786)	(2,363)	(9,920)	2,165
Change of ownership interest in subsidiary	—	—	—	6,623
Total other comprehensive (loss) income	(4,786)	(2,363)	(9,920)	8,788
Comprehensive income (loss)	$13,630	$(600)	$38,840	$(455,938)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(Unaudited - In thousands)

	Three Months Ended December 31, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, September 30, 2020	282,024	$281	$1,609,246	$(563,376)	$(23,239)	$1,022,912
Foreign currency translation					(4,786)	(4,786)
Restricted stock units vested	229	—				—
Restricted stock awards forfeited	(7)	—				—
Issuance of common stock related to employee stock purchase plan	172	—	5,603			5,603
Exercise of stock options	125	—	2,020			2,020
Share-based compensation			15,588			15,588
Equity repurchases			(11)			(11)
Net income				18,416		18,416
Balance, December 31, 2020	282,543	$281	$1,632,446	$(544,960)	$(28,025)	$1,059,742

	Three Months Ended December 31, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, September 30, 2019	280,509	$281	$1,547,051	$(642,491)	$(18,559)	$886,282
Foreign currency translation					(2,363)	(2,363)
Restricted stock units vested	304	—				—
Restricted stock awards forfeited	(28)	—				—
Share-based compensation			13,513			13,513
Equity repurchases			(5)			(5)
Net income				1,763		1,763
Balance, December 31, 2019	280,785	$281	$1,560,559	$(640,728)	$(20,922)	$899,190
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(Unaudited - In thousands)

	Nine Months Ended December 31, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2020	280,853	$281	$1,573,347	$(594,026)	$(18,105)	$961,497
Foreign currency translation					(9,920)	(9,920)
Restricted stock units vested	1,035	—				—
Restricted stock awards forfeited	(103)	—				—
Issuance of common stock related to employee stock purchase plan	331	—	9,195			9,195
Exercise of stock options	427	—	6,849			6,849
Share-based compensation			43,091			43,091
Equity repurchases			(36)			(36)
Cumulative effects adjustment for ASU 2016-02 adoption				306		306
Net income				48,760		48,760
Balance, December 31, 2020	282,543	$281	$1,632,446	$(544,960)	$(28,025)	$1,059,742

	Nine Months Ended December 31, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity /Member’s Deficit
	Shares	Amount
Balance, March 31, 2019	—	$—	$(184,546)	$(176,002)	$(29,710)	$(390,258)
Foreign currency translation					2,165	2,165
Reclassification of related party payable upon reorganization			600,622			600,622
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	38,873	39	585,258			585,297
Effect of reorganization	241,547	242	271,383		6,623	278,248
Contribution for taxes associated with reorganization			265,000			265,000
Restricted stock units vested	393	—				—
Restricted stock awards forfeited	(28)					—
Share-based compensation			22,992			22,992
Equity repurchases			(150)			(150)
Net loss				(464,726)		(464,726)
Balance, December 31, 2019	280,785	$281	$1,560,559	$(640,728)	$(20,922)	$899,190
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$48,760	$(464,726)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation	6,589	5,977
Amortization	39,046	44,098
Share-based compensation	43,091	209,684
Deferred income taxes	(3,014)	(45,686)
Other	(1,240)	4,006
Net change in operating assets and liabilities:
Accounts receivable	(37,693)	(49,022)
Deferred commissions	(6,380)	(13,484)
Prepaid expenses and other assets	25,920	(244)
Accounts payable and accrued expenses	14,891	37,396
Operating leases, net	599	—
Deferred revenue	3,996	64,905
Net cash provided by (used in) operating activities	134,565	(207,096)

Cash flows from investing activities:
Purchase of property and equipment	(8,868)	(15,143)
Capitalized software additions	(248)	(729)
Net cash used in investing activities	(9,116)	(15,872)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	590,297
Settlement of deferred offering costs	—	(5,000)
Repayment of term loans	(60,000)	(485,189)
Contribution for tax associated with reorganization	—	265,000
Proceeds from employee stock purchase plan	9,195	—
Proceeds from exercise of stock options	6,849	—
Equity repurchases	(36)	(150)
Installments related to acquisition	—	(4,694)
Net cash (used in) provided by financing activities	(43,992)	360,264

Effect of exchange rates on cash and cash equivalents	4,878	(55)

Net increase in cash and cash equivalents	86,335	137,241

Cash and cash equivalents, beginning of period	213,170	51,314
Cash and cash equivalents, end of period	$299,505	$188,555

Supplemental cash flow data:
Cash paid for interest	$9,914	$34,001
Cash (received from) paid for tax	$(14,472)	$268,281
Non-cash financing activities:
Reclassification of related party payable upon reorganization	$—	$(600,622)
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of December 31, 2020 and the interim condensed consolidated statements of operations, statements of comprehensive income (loss), and statements of shareholders’ equity / member’s deficit for the three and nine months ended December 31, 2020 and 2019, statements of cash flows for the nine months ended December 31, 2020 and 2019, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of December 31, 2020, its results of operations for the three and nine months ended December 31, 2020 and 2019, and its cash flows for the nine months ended December 31, 2020 and 2019 in accordance with U.S. GAAP. The results for the three and nine months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
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
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The amendments supersede current lease requirements in Topic 840 which require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This new guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those periods, except for certain emerging growth companies and smaller reporting companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2020.
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
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019, except for emerging growth companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2022. The Company expects to adopt the standard on a modified retrospective basis during the fourth quarter of fiscal 2021 and does not expect the standard to have a material effect on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019, except for emerging growth companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2020, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company expects to adopt the standard on a prospective basis during the fourth quarter of fiscal 2021 and does not expect the standard to have a material effect on its condensed consolidated financial statements.
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
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenues by geographic region (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$100,918	55%	$82,946	58%	$281,806	56%	$231,388	59%
Europe, Middle East and Africa	55,945	31%	39,676	28%	154,868	30%	107,494	27%
Asia Pacific	20,643	11%	16,231	11%	56,854	11%	44,414	11%
Latin America	5,405	3%	4,445	3%	13,477	3%	11,930	3%
Total revenue	$182,911		$143,298		$507,005		$395,226
For the three and nine months ended December 31, 2020 and 2019, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $94.2 million and 51%, and $77.7 million and 54% of total revenue during the three months ended December 31, 2020 and 2019, respectively, and $263.3 million and 52%, and $218.1 million and 55% of total revenue for the nine months ended December 31, 2020 and 2019, respectively.
Deferred revenue
Revenues recognized from amounts included in deferred revenue as of March 31, 2020 were $123.7 million and $407.0 million during the three and nine months ended December 31, 2020, respectively. Revenues recognized from amounts included in deferred revenue as of March 31, 2019 were $60.7 million and $235.0 million during the three and nine months ended December 31, 2019, respectively.

Remaining performance obligations
As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,050.6 million, which consists of both billed consideration in the amount of $471.9 million and unbilled consideration in the amount of $578.7 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 58% of this amount as revenue over the next twelve months and the remainder thereafter.
4.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	December 31, 2020	March 31, 2020
Prepaid expenses	$18,126	$13,189
Income taxes refundable	9,996	47,489
Other	383	510
Prepaid expenses and other current assets	$28,505	$61,188
5.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for the nine months ended December 31, 2020 consists of the following (in thousands):

December 31, 2020
Balance, beginning of period	$1,270,733
Foreign currency impact	1,841
Balance, end of period	$1,272,574
Intangible assets, net excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		December 31, 2020	March 31, 2020
Capitalized software	107	$189,967	$189,554
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		596,525	596,112
Less: accumulated amortization		(433,643)	(394,520)
Total intangible assets, net		$162,882	$201,592
Amortization of other intangible assets totaled $13.0 million and $14.3 million for the three months ended December 31, 2020 and 2019, respectively, and $39.0 million and $44.1 million for the nine months ended December 31, 2020 and 2019, respectively.
6.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income (loss) from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended December 31, 2020 was 21% compared to negative 8% for the three months ended December 31, 2019. The Company’s effective tax rate for the nine months ended December 31, 2020 was 22% compared to negative 112% for the nine months ending December 31, 2019. The effective tax rate for both the three and nine months ended December 31, 2019 differed substantially from the U.S. statutory rate due to significant taxes on the Company’s reorganization transactions.
Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at December 31, 2020, a valuation allowance continues to be recorded against certain deferred tax assets based upon the conclusion that it was more likely than not that these assets would not be realized. The valuation allowance at December 31, 2020 relates primarily to share-based compensation, capitalized development costs, and foreign tax credits.

Other Matters
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted. The Company previously reviewed the CARES Act in the U.S. and determined that there was no significant impact on the Company’s tax provision. The Company continues to analyze these legislative developments and believes they have not had a material impact on the Company’s provision for income taxes for the three and nine months ended December 31, 2020.
The Company files its Federal and state income tax returns related to its fiscal year ended March 31, 2020 during the quarter ended March 31, 2021. Given the number of estimates and the size of the original tax, it is possible that changes in these estimates could result in a reduction of the Company’s income tax for the returns filed during the quarter ended March 31, 2021.
7.    Accrued Expenses
Accrued expenses, current consists of the following (in thousands):

	December 31, 2020	March 31, 2020
Accrued employee - related expenses	$53,328	$40,687
Accrued tax liabilities	22,412	13,350
Accrued restructuring	—	1,065
Accrued professional fees	2,996	2,103
Income taxes payable	8,165	20,756
Other	17,887	15,767
Total accrued expenses, current	$104,788	$93,728
8.    Long-term Debt
Long-term debt consists of the following (in thousands, except percentages):

	December 31, 2020		March 31, 2020
	Amount	Effective Rate	Amount	Effective Rate
First Lien Term Loan	$461,125	2.4%	$521,125	3.2%
Revolving credit facility	—		—
Total principal	461,125		521,125
Unamortized discount and debt issuance costs	(9,698)		(11,140)
Total debt	451,427		509,985
Less: Current portion of long-term debt	—		—
Long-term debt	$451,427		$509,985
First lien credit facilities
The Company’s First Lien Credit Agreement, as amended, provides for a term loan facility, or the First Lien Term Loan, in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility, or the Revolving Facility, in an aggregate amount of $60.0 million. The Revolving Facility includes a $25.0 million letter of credit sub-facility. The First Lien Term Loan and Revolving Facility mature on August 23, 2025 and August 23, 2023, respectively. As of December 31, 2020 and March 31, 2020, there were $15.8 million and $15.3 million letters of credit issued, respectively. The Company had $44.2 million and $44.7 million of availability under the Revolving Facility as of December 31, 2020 and March 31, 2020, respectively.
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
All of the indebtedness under the First Lien Credit Agreement is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien

Credit Agreement contains customary negative covenants. At December 31, 2020, the Company was in compliance with all applicable covenants pertaining to the First Lien Credit Agreement.
9.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2021 to 2032. As of December 31, 2020, the weighted average remaining lease term was 5.7 years and the weighted average discount rate was 7.6%. The Company does not have any finance leases as of December 31, 2020.
The Company also has subleases of former offices which expire at various dates from fiscal 2021 to fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $1.0 million and $1.2 million for the three months ended December 31, 2020 and 2019, respectively, and $3.3 million and $3.4 million for the nine months ended December 31, 2020 and 2019, respectively.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Operating lease expense (1)	$2,640	$8,022
Short-term lease expense	$174	$524
Variable lease expense	$205	$549
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

Nine Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$10,251
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$2,600
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.

As of December 31, 2020, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2021	$3,181
2022	12,073
2023	11,406
2024	10,412
2025	7,196
Thereafter	14,795
Total operating lease payments (1)	59,063
Less: imputed interest	(10,866)
Total operating lease liabilities	$48,197
_________________
(1) Presented gross of sublease income.
As of December 31, 2020, the Company had commitments of $8.1 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal years ended March 31, 2021 and March 31, 2022, with lease terms ranging from 1 to 10 years.

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
_________________
(1) Presented gross of sublease income.
Under ASC 840, total rent expense under operating leases during the three and nine months ended December 31, 2019 were $3.5 million and $10.2 million, respectively.
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
In connection with the reorganization transactions described in Note 2, outstanding awards granted under the MIU Plan were converted into shares of common stock, restricted stock, and restricted stock units which were granted under the 2019 Plan (as defined below). Upon conversion, the MIUs and AUs were modified and ceased to be classified as liability awards. This modification impacted 306 participants and resulted in the recognition of incremental share-based compensation expense of $145.3 million to record the liability awards at fair value immediately prior to the modification during the nine months ended December 31, 2019. Upon modification, the liability balance of $278.2 million related to these MIUs and AUs was reclassified into additional paid-in capital.
2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the board of directors, adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which was subsequently approved by the Company’s shareholders.
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2020, 29,969,596 shares of common stock were available for future issuance under the 2019 Plan.

Stock options
The following table summarizes activity for stock options during the period ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2020	7,147	$16.26	9.3	$54,423
Granted	2,305	33.55
Exercised	(427)	16.05
Forfeited	(300)	17.91
Balance, December 31, 2020	8,725	$20.78	8.8	$196,185
Options vested and exercisable at December 31, 2020	1,718	$16.18	8.6	$46,538
As of December 31, 2020, the total unrecognized compensation expense related to non-vested stock options is $53.8 million and is expected to be recognized over a weighted average period of 2.9 years. The Company recognized $4.5 million and $2.7 million of share-based compensation expense related to stock options for the three months ended December 31, 2020 and 2019, respectively, and $12.3 million and $4.5 million of share-based compensation expense related to stock options for the nine months ended December 31, 2020 and 2019, respectively.
Restricted shares and units
During the first nine months of fiscal 2021, the Company granted an aggregate of 1,285,474 restricted stock units to certain key employees and non-employee directors. The total grants consisted of: (i) 1,250,474 time-based restricted stock units that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over 3 years and (ii) 35,000 time-based restricted shares that vest on August 25, 2021 or at the annual shareholder meeting, if earlier.
The following table provides a summary of the changes in the number of restricted shares for the period ended December 31, 2020:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2020	1,984	$16.00	3,123	$16.39
Granted	—	—	1,285	33.73
Vested	(1,009)	16.00	(1,036)	16.15
Forfeited	(103)	16.00	(148)	18.70
Balance, December 31, 2020	872	$16.00	3,224	$23.27
As of December 31, 2020, the total unrecognized compensation expense related to unvested restricted stock is $11.4 million and is expected to be recognized over a weighted average period of 1.3 years. As of December 31, 2020, the total unrecognized compensation expense related to unvested restricted stock units is $66.5 million and is expected to be recognized over a weighted average period of 2.8 years. The Company recognized $9.6 million and $10.6 million of share-based compensation expense related to restricted shares and units for the three months ended December 31, 2020 and 2019, respectively, and $28.3 million and $18.3 million of share-based compensation expense related to restricted shares and units for the nine months ended December 31, 2020 and 2019, respectively.

Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods beginning May 15 and November 15 of each year, and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the nine months ended December 31, 2020, 330,738 shares of common stock were purchased under the ESPP. As of December 31, 2020, 8,727,792 shares of common stock were available for future issuance under the ESPP.
As of December 31, 2020, there was approximately $1.7 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $1.5 million and $0.2 million of share-based compensation expense related to the ESPP for the three months ended December 31, 2020 and 2019, respectively, and $2.5 million and $0.2 million of share-based compensation expense related to the ESPP for the nine months ended December 31, 2020 and 2019, respectively.
Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of revenue	$2,066	$1,317	$5,430	$17,346
Research and development	3,259	2,173	8,666	36,679
Sales and marketing	6,480	6,707	18,007	78,592
General and administrative	3,783	3,316	10,988	77,067
Total share-based compensation expense	$15,588	$13,513	$43,091	$209,684
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
For the three and nine months ended December 31, 2019, basic and diluted net income (loss) per share have been retrospectively adjusted to reflect the conversion of equity in connection with the reorganization transactions described in Note 2. Basic and diluted net income (loss) per share was derived from a unit conversion factor of $16.00 per share as determined by the board of managers of Dynatrace Holdings LLC on July 30, 2019.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$18,416	$1,763	$48,760	$(464,726)
Denominator:
Weighted average shares outstanding, basic	281,010	277,926	280,057	260,383
Dilutive effect of stock-based awards	5,417	2,230	5,827	—
Weighted average shares outstanding, diluted	286,427	280,156	285,884	260,383

Net income (loss) per share, basic	$0.07	$0.01	$0.17	$(1.78)
Net income (loss) per share, diluted	$0.06	$0.01	$0.17	$(1.78)
The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and nine months ended December 31, 2020 and 2019 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Stock options	2,185	79	1,777	3,970
Unvested restricted stock and RSUs	6	10	31	3,334
Shares committed under ESPP	2	15	2	21
13.    Related Party Transactions
The Company had agreements with Thoma Bravo, LLC for financial and management advisory services that terminated on August 1, 2019. The Company did not incur any expense related to these services during the three and nine months ended December 31, 2020. The Company incurred zero and $1.6 million during the three and nine months ended December 31, 2019, respectively. The related expense is reflected in “General and administrative” expense in the condensed consolidated statements of operations.
14.    Related Party Debt
On April 1, 2015, the Company entered into $1.8 billion in subordinated demand promissory notes payable to Compuware, a former related party. The promissory notes were established in connection with Compuware’s external debt financing. Interest expense on the promissory notes was zero for the three and nine months ended December 31, 2020, and zero and $4.1 million for the three and nine months ended December 31, 2019, respectively, and is included in the condensed consolidated statements of operations in “Interest expense, net.” In connection with the reorganization during the second quarter of fiscal 2020, the corresponding receivable at Compuware was contributed to the Company and the payable to related party was eliminated.
15.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.
Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	December 31, 2020	March 31, 2020
North America	$12,028	$11,296
Europe, Middle East and Africa	21,687	18,590
Asia Pacific	1,611	1,564
Latin America	58	58
Total property and equipment, net	$35,384	$31,508

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

OVERVIEW
We offer the market-leading software intelligence platform, purpose-built for dynamic multicloud environments. As enterprises embrace the cloud to effect their digital transformation, our all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. With automatic and intelligent observability at scale, our all-in-one platform delivers precise answers about the performance of applications, the underlying infrastructure and the experience of all users to enable organizations to innovate faster, collaborate more efficiently, and deliver more value with dramatically less effort. We designed our software intelligence platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for better business outcomes. As a result, as of December 31, 2020, our products are trusted by approximately 2,800 Dynatrace customers in 90 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance module and extended with our Digital Experience Monitoring, Digital Business Analytics modules or Application Security. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and has become the primary offering we sell. Dynatrace® customers increased to 2,794 as of December 31, 2020 from 2,208 as of December 31, 2019.
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
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	December 31,
	2020	2019
Number of Dynatrace® Customers	2,794	2,208
Total ARR (in thousands)	$721,995	$534,490
Dynatrace® Net Expansion Rate	120%+	120%+
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
License. License revenue reflects the revenues recognized from sales of perpetual and term-based licenses of our Classic products that are sold only to existing customers. The license fee portion of Classic perpetual license arrangements is recognized upfront assuming all revenue recognition criteria are satisfied. Classic term license fees are also recognized up front. Classic term licenses are generally billed annually in advance and perpetual licenses are billed up front.
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
Comparison of the Three Months Ended December 31, 2020 and 2019

	Three Months Ended December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$170,308	93%	$128,518	90%
License	257	0%	3,895	3%
Service	12,346	7%	10,885	7%
Total revenue	182,911	100%	143,298	100%
Cost of revenue:
Cost of subscription	20,382	11%	16,297	11%
Cost of service	8,907	5%	8,584	6%
Amortization of acquired technology	3,831	2%	3,824	3%
Total cost of revenue (1)	33,120	18%	28,705	20%
Gross profit	149,791	82%	114,593	80%

Operating expenses:
Research and development (1)	28,730	16%	22,517	16%
Sales and marketing (1)	64,829	35%	52,400	37%
General and administrative (1)	23,442	13%	21,883	15%
Amortization of other intangibles	8,685	5%	10,039	7%
Restructuring and other	(2)		199
Total operating expenses	125,684		107,038
Income from operations	24,107		7,555
Other expense, net	(929)		(5,928)
Income before income taxes	23,178		1,627
Income tax (expense) benefit	(4,762)		136
Net income	$18,416		$1,763
(1)  Includes share-based compensation expense as follows:

	Three Months Ended December 31,
	2020	2019
	(in thousands)
Cost of revenue	$2,066	$1,317
Research and development	3,259	2,173
Sales and marketing	6,480	6,707
General and administrative	3,783	3,316
Total share-based compensation	$15,588	$13,513

Revenue

	Three Months Ended December 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Subscription	$170,308	$128,518	$41,790	33%
License	257	3,895	(3,638)	(93%)
Service	12,346	10,885	1,461	13%
Total revenue	$182,911	$143,298	$39,613	28%
Subscription
Subscription revenue increased by $41.8 million, or 33%, for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 93% of total revenue for the three months ended December 31, 2020 compared to 90% of total revenue for the three months ended December 31, 2019.
License
License revenue decreased by $3.6 million, or 93%, for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, primarily due to the decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $1.5 million, or 13%, for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended December 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$20,382	$16,297	$4,085	25%
Cost of service	8,907	8,584	323	4%
Amortization of acquired technology	3,831	3,824	7	0%
Total cost of revenue	$33,120	$28,705	$4,415	15%
Cost of subscription
Cost of subscription increased $4.1 million, or 25%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $2.5 million, increased cloud-based hosting costs of $2.2 million, and higher share-based compensation of $0.5 million. Lower travel costs of $0.3 million partially offset these increases.
Cost of service
Cost of service increased by $0.3 million, or 4%, for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. The increase was the result of higher personnel costs of $0.7 million and higher share-based compensation of $0.2 million, partially offset by lower travel costs of $0.5 million.
Amortization of acquired technologies
For the three months ended December 31, 2020 and 2019, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Three Months Ended December 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$149,926	$112,221	$37,705	34%
License	257	3,895	(3,638)	(93%)
Services	3,439	2,301	1,138	49%
Amortization of acquired technology	(3,831)	(3,824)	(7)	0%
Total gross profit	$149,791	$114,593	$35,198	31%
Gross margin:
Subscriptions	88%	87%
License	100%	100%
Services	28%	21%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	80%
Subscriptions
Subscriptions gross profit increased by $37.7 million, or 34%, during the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Subscription gross margin increased from 87% to 88% during the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase is primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions, partially offset by increased personnel costs.
License
License gross profit decreased by $3.6 million, or 93%, during the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit increased by $1.1 million, or 49%, to $3.4 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Services gross margin increased from 21% to 28% during the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Lower travel costs increased gross profit by $0.5 million.
Operating Expenses

	Three Months Ended December 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$28,730	$22,517	$6,213	28%
Sales and marketing	64,829	52,400	12,429	24%
General and administrative	23,442	21,883	1,559	7%
Amortization of other intangibles	8,685	10,039	(1,354)	(13%)
Restructuring and other	(2)	199	(201)	(101%)
Total operating expenses	$125,684	$107,038	$18,646	17%

Research and development
Research and development expenses increased $6.2 million, or 28%, for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. The increase is due to a 23% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $4.2 million, higher share-based compensation of $1.1 million, and increased cloud-based hosting costs of $0.6 million. Lower travel costs of $0.7 million partially offset these increases.
Sales and marketing
Sales and marketing expenses increased $12.4 million, or 24%, for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, due to a 14% increase in headcount, resulting in an increase of $8.1 million in personnel costs, increased advertising and marketing costs of $4.6 million, higher professional fees of $0.8 million, and increased cloud-based hosting costs of $0.6 million. Lower travel expenses of $2.4 million and lower share-based compensation of $0.2 million partially offset these increases.
General and administrative
General and administrative expenses increased $1.6 million, or 7%, for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, primarily due to increased personnel costs of $1.8 million, higher depreciation costs of $1.0 million and increased employee related expenses of $0.7 million, which were partially offset by a decrease in professional fees of $1.9 million related to lower transaction costs from our public offerings completed in the second and third quarter of fiscal 2020, respectively.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.4 million, or 13%, for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Restructuring and other
Restructuring expenses decreased by $0.2 million for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, due restructuring activities that were previously announced and completed.
Other Expense, Net
Other expense, net decreased by $5.0 million, or 84%, for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. The decrease in other expense was primarily a result of lower interest expense on our term loans due to the reductions in principal compared to the same quarter last fiscal year, as well as gains on foreign currency transactions.
Income Tax (Expense) Benefit
Income tax expense for the three months ended December 31, 2020 of $4.8 million represented a $4.9 million increase as compared to an income tax benefit of $0.1 million for the three months ended December 31, 2019, driven by an increase in pre-tax income of $21.6 million.

Comparison of the Nine Months Ended December 31, 2020 and 2019

	Nine Months Ended December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$472,338	93%	$352,451	89%
License	1,337	0%	10,424	3%
Service	33,330	7%	32,351	8%
Total revenue	507,005	100%	395,226	100%
Cost of revenue:
Cost of subscription	55,415	11%	55,930	14%
Cost of service	25,471	5%	29,240	7%
Amortization of acquired technology	11,487	2%	12,624	4%
Total cost of revenue (1)	92,373	18%	97,794	25%
Gross profit	414,632	82%	297,432	75%

Operating expenses:
Research and development (1)	79,747	16%	94,772	24%
Sales and marketing (1)	170,682	34%	210,581	53%
General and administrative (1)	67,079	13%	140,718	36%
Amortization of other intangibles	26,057	5%	30,242	8%
Restructuring and other	23		1,093
Total operating expenses	343,588		477,406
Income (loss) from operations	71,044		(179,974)
Other expense, net	(8,426)		(39,408)
Income (loss) before income taxes	62,618		(219,382)
Income tax expense	(13,858)		(245,344)
Net income (loss)	$48,760		$(464,726)
(1)  Includes share-based compensation expense as follows:

	Nine Months Ended December 31,
	2020	2019
	(in thousands)
Cost of revenue	$5,430	$17,346
Research and development	8,666	36,679
Sales and marketing	18,007	78,592
General and administrative	10,988	77,067
Total share-based compensation	$43,091	$209,684
Revenue

	Nine Months Ended December 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$472,338	$352,451	$119,887	34%
License	1,337	10,424	(9,087)	(87%)
Services	33,330	32,351	979	3%
Total revenue	$507,005	$395,226	$111,779	28%

Subscription
Subscription revenue increased by $119.9 million, or 34%, for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 93% of total revenue for the nine months ended December 31, 2020 compared to 89% of total revenue for the nine months ended December 31, 2019.
License
License revenue decreased by $9.1 million, or 87%, for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, primarily due to the decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $1.0 million, or 3%, for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Nine Months Ended December 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Cost of subscriptions	$55,415	$55,930	$(515)	(1%)
Cost of services	25,471	29,240	(3,769)	(13%)
Amortization of acquired technology	11,487	12,624	(1,137)	(9%)
Total cost of revenue	$92,373	$97,794	$(5,421)	(6%)
Cost of subscriptions
Cost of subscriptions decreased $0.5 million, or 1%, for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. The decrease is primarily due to lower share-based compensation of $8.7 million, decreased travel costs of $1.0 million, and lower depreciation costs of $0.9 million, partially offset by higher personnel costs to support the growth of our subscription cloud-based offering of $5.8 million and cloud-based hosting costs of $5.3 million.
Cost of services
Cost of services decreased by $3.8 million, or 13%, for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019. The decrease was the result of lower share-based compensation of $3.2 million and travel expenses of $1.7 million, partially offset by higher personnel costs.
Amortization of acquired technologies
For the nine months ended December 31, 2020 and 2019, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Nine Months Ended December 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$416,923	$296,521	$120,402	41%
License	1,337	10,424	(9,087)	(87%)
Services	7,859	3,111	4,748	153%
Amortization of acquired technology	(11,487)	(12,624)	1,137	(9%)
Total gross profit	$414,632	$297,432	$117,200	39%
Gross margin:
Subscriptions	88%	84%
License	100%	100%
Services	24%	10%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	75%
Subscriptions
Subscriptions gross profit increased by $120.4 million, or 41%, during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. Subscription gross margin increased from 84% to 88% during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. The increase is primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions, as well as decreased costs, primarily due to lower share-based compensation of $8.7 million.
License
License gross profit decreased by $9.1 million, or 87%, during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit increased by $4.7 million, or 153%, during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. Services gross margin increased from 10% to 24% during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. The increase in gross profit margin was primarily due to lower share-based compensation of $3.2 million and lower travel expenses of $1.7 million compared to the same period last fiscal year.
Operating Expenses

	Nine Months Ended December 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$79,747	$94,772	$(15,025)	(16%)
Sales and marketing	170,682	210,581	(39,899)	(19%)
General and administrative	67,079	140,718	(73,639)	(52%)
Amortization of other intangibles	26,057	30,242	(4,185)	(14%)
Restructuring and other	23	1,093	(1,070)	(98%)
Total operating expenses	$343,588	$477,406	$(133,818)	(28%)

Research and development
Research and development expenses decreased $15.0 million, or 16%, for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019. The decrease is primarily attributable to lower share-based compensation of $28.0 million, partially offset by a 23% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $9.6 million, and increased cloud-based hosting costs of $2.4 million.
Sales and marketing
Sales and marketing expenses decreased $39.9 million, or 19%, for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, primarily due to lower share-based compensation of $60.6 million and lower travel expenses of $9.0 million, partially offset by a 14% increase in headcount, resulting in an increase of $20.3 million in personnel costs, increased advertising and marketing costs of $5.7 million, and increased cloud-based hosting costs of $1.4 million.
General and administrative
General and administrative expenses decreased $73.6 million, or 52%, for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, primarily due to lower share-based compensation of $66.1 million and lower transaction costs of $16.9 million primarily related to the initial public offering completed in the second quarter of fiscal 2020. Slightly offsetting this decrease was an increase in personnel costs of $4.4 million, increased professional fees of $2.5 million, and increased software and subscription costs of $1.3 million. Sponsor related costs were zero and $1.6 million for the nine months ended December 31, 2020 and 2019, respectively. Sponsor costs were reduced to zero because we stopped incurring these costs upon completion of our initial public offering.
Amortization of other intangibles
Amortization of other intangibles decreased by $4.2 million, or 14%, for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Restructuring and other
Restructuring expenses decreased by $1.1 million, or 98%, for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, due to costs incurred in the prior fiscal year for various restructuring activities to achieve our strategic and financial objectives including costs related to a restructuring program designed to align employee resources with our product offering and future plans.
Other Expense, Net
Other expense, net decreased by $31.0 million, or 79%, for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019. The decrease in other expense was primarily a result of lower interest expense on our term loans as we had less principal outstanding compared to last fiscal year.
Income Tax Expense
Income tax expense decreased by $231.5 million to an income tax expense of $13.9 million for the nine months ended December 31, 2020, compared to an income tax expense of $245.3 million for the nine months ended December 31, 2019. This decrease was primarily due to a non-recurring income tax expense of $255.8 million as a result of our reorganization transactions during the second quarter of fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2020, we had $299.5 million of cash and cash equivalents and $44.2 million available under our revolving credit facility. Since inception, we have financed our operations primarily through payments by our customers for use of our product offerings and related services and, to a lesser extent, the net proceeds we have received from sales of equity securities and borrowings on our term loan facilities. In August 2019, we completed our IPO in which we issued and sold an aggregate of 38.9 million shares of common stock at a price of $16.00 per share. We received aggregate net proceeds of $585.3 million from the IPO, after underwriting discounts and commissions and payments of offering costs. Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled “Risk Factors” included elsewhere in this Quarterly Report and our Annual Report. However, we believe that our existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
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
Our Credit Facilities
As of December 31, 2020, the balance outstanding under our first lien term loan was $461.1 million and is included in long-term debt on our condensed consolidated balance sheets. We had $44.2 million available under the revolving credit facility after considering $15.8 million of letters of credit outstanding. All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets. At December 31, 2020, we were in compliance with all applicable covenants pertaining to the First Lien Credit Agreement. Our credit facilities are discussed further in Note 8 of the notes to the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Nine Months Ended December 31,
	2020	2019
	(in thousands)
Cash provided by (used in) operating activities (1)	$134,565	$(207,096)
Cash used in investing activities	(9,116)	(15,872)
Cash (used in) provided by financing activities	(43,992)	360,264
Effect of exchange rate changes on cash and cash equivalents	4,878	(55)
Net increase in cash and cash equivalents	$86,335	$137,241
(1) Net cash provided by (used in) operating activities includes cash payments for interest and tax as follows:

	Nine Months Ended December 31,
	2020	2019
	(in thousands)
Cash paid for interest	$9,914	$34,001
Cash (received from) paid for tax	$(14,472)	$268,281

Operating Activities
For the nine months ended December 31, 2020, cash provided by operating activities was $134.6 million as a result of net income of $48.8 million, and adjusted by non-cash charges of $84.5 million and a change of $1.3 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $45.6 million and share-based compensation of $43.1 million. The change in our net operating assets and liabilities was primarily the result of a decrease of prepaid expenses and other assets of $25.9 million driven by a tax refund received in the third quarter of our fiscal year, an increase in accounts payable and accrued expenses of $14.9 million driven by timing of payments, and an increase in deferred revenue of $4.0 million due to seasonality in our sales cycle which is higher in the third and fourth quarters of our fiscal year, which were partially offset by an increase in accounts receivable of $37.7 million due to the timing of receipts of payments from customers and an increase in deferred commissions of $6.4 million.
For the nine months ended December 31, 2019, cash used in operating activities was $207.1 million as a result of a net loss of $464.7 million, inclusive of a $255.8 million income tax payment related to the reorganization transactions described in Note 2 of the condensed consolidated financial statements included herein, and adjusted by non-cash charges of $218.1 million and a change of $39.6 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $209.7 million and depreciation and amortization of $50.1 million, net of deferred income taxes of $45.7 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $64.9 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support service and an increase in accounts payable and accrued expenses of $37.4 million, which were partially offset by an increase in accounts receivable of $49.0 million due to the timing of receipts of payments from customers and an increase in deferred commissions of $13.5 million.
Investing Activities
Cash used in investing activities during the nine months ended December 31, 2020 was $9.1 million, as a result of the purchases of property and equipment of $8.9 million and capitalized software additions of $0.2 million.
Cash used in investing activities during the nine months ended December 31, 2019 was $15.9 million, as a result of purchases of property and equipment of $15.1 million and capitalized software additions of $0.7 million.
Financing Activities
Cash used in financing activities during the nine months ended December 31, 2020 was $44.0 million, primarily as a result of repayments of our term loans of $60.0 million, partially offset by proceeds from our employee stock purchase plan of $9.2 million and proceeds from the exercise of our stock options of $6.8 million.
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

The following table summarizes our payments under contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$59,063	$3,181	$23,479	$17,608	$14,795
First Lien Term Loan - principal (1)	461,125	—	—	461,125	—
First Lien Term Loan - interest (2)	52,034	11,205	22,410	18,419	—
Revolving credit facility (3)	—	—	—	—	—
Total	$572,222	$14,386	$45,889	$497,152	$14,795
(1) The amounts included in the table above represent principal maturities only.
(2) Amounts represent estimated future interest payments on borrowings under our First Lien Term Loan, which were estimated using the interest rate effective at December 31, 2020 multiplied by the principal outstanding on December 31, 2020. The First Lien Term Loan consists of $461.1 million currently bearing interest at 2.4%.
(3) As of December 31, 2020, we had no outstanding borrowings under our revolving credit facility, $15.8 million of letters of credit outstanding, and $44.2 million was available for borrowing under our revolving credit facility.
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
Except for updates to our accounting policies related to the adoption of ASU 2016-02, Leases (Topic 842), there have been no material changes to these estimates or the policies related to them during the three and nine months ended December 31, 2020. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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
Interest Rate Risk
We had cash and cash equivalents of $299.5 million and $213.2 million as of December 31, 2020 and March 31, 2020, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
At December 31, 2020, we also had in place a $60.0 million revolving credit facility, with availability of $44.2 million, and $461.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 2.4% at December 31, 2020. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on management’s review, with participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended December 31, 2020, the Company’s disclosure controls and procedures were not effective. Specifically, the Company did not maintain effective controls over accounting for income taxes.
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

Remediation Plan for Material Weakness
The Company’s remediation efforts began during the nine months ended December 31, 2020. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. The Company is continuing to undertake certain remediation steps to address the material weakness referenced above and to improve its control over financial reporting.
In response to the material weakness, the Company hired an International Tax Manager in April 2020 and a Vice President of Tax in June 2020. The Company expects to continue to add appropriate technical resources to assist in the preparation of our tax provision as needed. We also enhanced our documentation and management review of tax balances. Further, changes and improvements in the Company’s internal control over financial reporting environment have been and will continue to be implemented based on ongoing management reviews and the continued implementation of the remediation plan.
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:
•The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
•We have experienced rapid subscription revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•Market adoption of software intelligence solutions for application performance monitoring, digital experience monitoring, infrastructure monitoring, AIOps, business intelligence and analytics and application security is relatively new and may not grow as we expect, which may harm our business and prospects.
•Our business is dependent on overall demand for software intelligence solutions and therefore reduced spending on software intelligence solutions or overall adverse economic conditions may negatively affect our business, operating results and financial condition.
•If we cannot successfully execute on our strategy and continue to develop and effectively market solutions that anticipate and respond to the needs of our customers, our business, operating results and financial condition may suffer.
•If our platform and solutions do not effectively interoperate with our customers’ existing or future technology stacks, installations of our solutions could be delayed or canceled, which would harm our business.
•Our future revenues and operating results will be harmed if we are unable to acquire new customers, if our customers do not renew their contracts with us, or if we are unable to expand sales to our existing customers or develop new solutions that achieve market acceptance.
•Failure to effectively expand our sales and marketing capabilities could harm our ability to execute on our business plan, increase our customer base and achieve broader market acceptance of our applications.
•We face significant competition which may adversely affect our ability to add new customers, retain existing customers and grow our business.
•If we are unable to maintain successful relationships with our partners, or if our partners fail to perform, our ability to market, sell and distribute our applications and services will be limited, and our business, operating results and financial condition could be harmed.
•Security breaches, computer malware, computer hacking attacks and other security incidents could harm our business, reputation, brand and operating results.
•Real or perceived errors, failures, defects or vulnerabilities in our solutions could adversely affect our financial results and growth prospects.
•Our substantial level of indebtedness could materially and adversely affect our financial condition.

•Failure to protect and enforce our proprietary technology and intellectual property rights could substantially harm our business, operating results and financial condition.
•We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
•Thoma Bravo has significant influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
Risks Related to Our Business and Industry
The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which the pandemic and any related economic downturn will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization, or WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has spread throughout the world, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.
As a result of the COVID-19 pandemic, we have temporarily closed or limited occupancy of our global offices, including our corporate headquarters and research and development labs, and suspended company-related travel to align with local guidance. Substantially all Dynatrace employees globally are working from home for the foreseeable future. We shifted our annual Sales Kickoff and other events including Perform 2021 to virtual-only experiences, and have either canceled or changed other customer and industry events to remote and online participation experiences. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. These changes may disrupt the way we operate our business. Given that the economic consequences of the COVID-19 pandemic have been exceptionally challenging for certain of our customers and prospects, we changed how we spend on marketing and lead generation activities, putting an increased focus on digital, on-line marketing and lead generation.
Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of spending on software platforms, especially in certain industries that are particularly vulnerable to these conditions, and could adversely affect our customers’ ability or willingness to purchase our offerings; the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts or term licenses; or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.
Our operations have also begun to be affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement and congregation of our employees, partners and customers to limit the spread of COVID-19. If the COVID-19 pandemic starts to have a substantial impact on the productivity of our employees and partners or a continued substantial impact on the attendance of our employees at a wide range of events or a continued and substantial impact on the ability of our customers to purchase our offerings, our results of operations and overall financial performance may be harmed.
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
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2018 to the year ended March 31, 2019, our subscription revenue grew 36% from $257.6 million to $349.8 million, respectively. From the year ended

March 31, 2019 to the year ended March 31, 2020, our subscription revenue grew 39% from $349.8 million to $487.8 million, respectively. From the nine months ended December 31, 2019 to the nine months ended December 31, 2020, our subscription revenue grew 34% from $352.5 million to $472.3 million, respectively. From the year ended March 31, 2018 to the year ended March 31, 2019, subscription revenue as a percentage of total revenue grew from 65% to 81%, respectively. From the year ended March 31, 2019 to the year ended March 31, 2020, subscription revenue as a percentage of total revenue grew from 81% to 89%, respectively. From the nine months ended December 31, 2019 to the nine months ended December 31, 2020, subscription revenue as a percentage of total revenue grew from 89% to 93%, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:
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
•our ability to expand into new geographies and markets, including the business intelligence, data analytics and security markets;
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
•the emergence of significant privacy, data protection, systems and application security or other threats, regulations or requirements applicable to the use of enterprise systems or cloud-based systems that we are not prepared to meet or that require additional investment by us;
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
•our ability to maintain and expand our relationships with strategic technology partners, who own, operate and offer the major platforms on which applications operate, with which we must interoperate and remain compatible, and from which we must obtain certifications and endorsements in order to maintain credibility and momentum in the market;
•our ability to control costs, including our operating expenses;
•our ability to efficiently complete and integrate any acquisitions or business combinations that we may undertake in the future;
•general economic, industry and market conditions, both domestically and in our foreign markets;
•the emergence of new technologies or trends in the marketplace, or a change in the trends that are important to our strategy and the value of our platform in the marketplace;
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
Any one of the factors referred to above or the cumulative effect of some of the factors referred to above may result in our operating results being below our expectations and the expectations of securities analysts and investors and any guidance that we may provide, or may result in significant fluctuations in our quarterly and annual operating results, including fluctuations in our key performance indicators. This variability and unpredictability could result in our failure to meet our business plan or the expectations of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature in the short term and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.
Market adoption of software intelligence solutions for application performance monitoring, digital experience monitoring, infrastructure monitoring, AIOps, business intelligence and analytics, and application security is relatively new and may not grow as we expect, which may harm our business and prospects.
The utilization of software intelligence solutions, such as Dynatrace®, for application performance monitoring, digital experience monitoring, infrastructure monitoring, AIOps, business intelligence and analytics, and application security is relatively new. We believe our future success will depend in large part on the growth, if any, in the demand for software intelligence solutions, particularly the demand for enterprise-wide solutions and our ability to provide solutions that meet such ever-evolving needs. We currently target the markets for application performance monitoring, or APM, infrastructure monitoring, AIOps, digital experience monitoring, business intelligence and analytics and application security. It is difficult to predict customer demand, adoption, churn and renewal rates for our new and existing solutions, the rate at which existing customers expand their usage of our solutions, the size and growth rate of the market for our solutions. Expansion in our addressable market depends on a number of factors, including the continued and growing reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased use of microservices and containers, as well as the continued proliferation of mobile applications, large data sets, cloud computing and the Internet of Things. If our solutions do not achieve widespread adoption, we are not able to develop new solutions that meet customer needs or there is a reduction in demand for software intelligence solutions generally, it could result in reduced customer purchases, reduced renewal rates and decreased revenue, any of which will adversely affect our business, operating results and financial condition.
Our business is dependent on overall demand for software intelligence solutions and therefore reduced spending on software intelligence solutions or overall adverse economic conditions may negatively affect our business, operating results and financial condition.
Our business depends on the overall demand for software intelligence solutions, particularly demand from mid- to large-sized enterprises worldwide, and the purchase of our solutions by such organizations is often discretionary. In an economic downturn or during periods of economic or political instability, our customers may reduce their operating or IT budgets, which could cause them to defer or forego purchases of software intelligence solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts or renewals. To the extent purchases of software intelligence solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak or turbulent global economic conditions or a reduction in software intelligence spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals and lower revenue. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business and financial results.
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
In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. For example, we made significant investments in our new application security offering. Our new solutions and solution enhancements, including our new application security offering, could fail to attain sufficient market acceptance for many reasons, including:
•delays in releasing new solutions or enhancements to the market;
•delays or failures to provide updates to customers to maintain compatibility between Dynatrace® and the various applications and platforms being used in the customers’ applications and multicloud environments;
•failures to accurately predict market or customer demands;
•inability of our sales and marketing teams or those of our partners to sell solutions for new markets and product categories;
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
Further, we may make changes to our solutions that our customers do not value or find useful. We may also discontinue certain features, begin to charge for certain features that are currently free or increase fees for any of our features or usage of our solutions. If our new solutions, enhancements or pricing strategies do not achieve adequate acceptance in the market, our competitive position will be impaired, our revenue may decline or grow more slowly than expected and the negative impact on our operating results may be particularly acute, and we may not receive a return on our investment in the upfront research and development, sales and marketing and other expenses we incur in connection with new solutions or solution enhancements.
In addition, should customers incur damages as a result of our solutions’ failure to perform as expected, for example by failing to detect security risks, the affected customer(s) may seek to terminate their contracts with or recover their damages from us and we may be exposed to reputational harm.

If our platform and solutions do not effectively interoperate with our customers’ existing or future IT infrastructures, installations of our solutions could be delayed or canceled, which would harm our business.
Our success depends on the interoperability of our platform and solutions with third-party operating systems, applications, cloud platform, data and devices that we have not developed and do not control. Any changes in such operating systems, applications, cloud platforms, data or devices that degrade the functionality of our platform or solutions or give preferential treatment to competitive software could adversely affect the adoption and usage of our platform. We may not be successful in adapting our platform or solutions to operate effectively with these systems, applications, cloud platforms, data or devices. If it is difficult for our customers to access and use our platform or solutions, or if our platform or solutions cannot connect a broadening range of applications, data and devices, then our customer growth and retention may be harmed, and our business and operating results could be adversely affected.
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
Ensuring that our solutions are up-to-date and compatible with the technology and multicloud platforms utilized by our customers is critical to our success. We have formed alliances with many technology and cloud platform providers to provide updates to our solutions to maintain compatibility. We work with technology and cloud platform providers to understand and align updates to their product roadmaps and engage in early access and other programs to ensure compatibility of our solutions with the technology vendor’s generally available release. If our relations with our technology partners degrades or ceases we may be unable to deliver these updates, or if our customers fail to install the most recent updates and versions of our solutions that we offer, then our customers’ ability to benefit from our solution may decrease significantly and, in some instances, may require the customer to de-install our solution due to the incompatibility of our solution with the customer’s applications.
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
•deploy our platform and solutions for new customers; and
•provide quality customer support and professional services.
Our customers have no obligation to renew their maintenance, SaaS and/or term-license agreements, and our customers may decide not to renew these agreements with a similar contract period, at the same prices and terms or with the same or a greater number of licenses. Although our customer retention rate has historically been strong, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention, churn and expansion rates. Our customer retention and expansion rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our solutions platform, our customer support and professional services, our prices and pricing plans, the competitiveness of other software products and services, reductions in our customers’ spending levels, user adoption of our solutions, deployment success, utilization rates by our customers, new product releases and changes to our product offerings. If our customers do not renew their maintenance, SaaS and/or term-license agreements, or renew on less favorable terms, our business, financial condition and operating results may be adversely affected.
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
Failure to effectively expand our sales and marketing capabilities could harm our ability to execute on our business plan, increase our customer base and achieve broader market acceptance of our applications.
Our ability to increase our customer base and achieve broader market acceptance of our solutions will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including lead generation activities and brand awareness campaigns, such as our industry events, webinars and user events with an increased investment in digital or online activities. If we are unable to hire, develop and retain talented sales personnel or marketing personnel or if our new sales personnel or marketing personnel or online investments are unable to achieve desired productivity levels in a reasonable period of time, our ability to increase our customer base and achieve broader market acceptance of our applications could be harmed.
We face significant competition, which may adversely affect our ability to add new customers, retain existing customers and grow our business.
The markets in which we compete are highly competitive, fragmented, evolving, complex and defined by rapidly changing technology and customer demands, and we expect competition to continue to increase in the future. A number of companies, some of which are larger and have more resources than we do, have developed or are developing products and services that currently, or in the future may, compete with some or all of our solutions. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or loss of, market share, any of which could adversely affect our business, operating results and financial condition.
We compete either directly or indirectly with application performance monitoring vendors such as Cisco AppDynamics, Broadcom, and New Relic, infrastructure monitoring vendors such as Datadog and Nagios, Digital Experience Management vendors such as Akamai and Catchpoint, point solutions from cloud providers such as Amazon Web Services, or AWS, Microsoft Azure and Google Cloud Platform, and other business intelligence and monitoring and analytics providers that provide some portion of the services that we provide. Our competitors may have longer-term and more extensive relationships with our existing and potential customers that provide them with an advantage in competing for business with those customers. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software application performance monitoring, data analytics, compliance or network visibility vendors, it could adversely affect our ability to compete.
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

We expect our billings and revenue mix to vary over time, which could harm our gross margin, cash flows, and operating results.
Our historical expansion with customers has typically been achieved by executing additional contracts, each with unique pricing and anniversary dates. We are transitioning to a program that combines these contracts into one single, often multi-year contract per customer with one single anniversary date, which may result in variability in the timing and amounts of our billings which could impact our operating results, including our deferred revenue and our remaining performance obligations. In addition, our transition away from perpetual licenses will continue to have the effect of reducing our deferred revenue balance.
Our gross margins, cash flows and operating results could also be harmed by further changes in billings and revenue mix and costs, together with numerous other factors, including: entry into new lower margin markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our revenues, billings, gross margin, and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline.
If we are unable to maintain successful relationships with our partners, or if our partners fail to perform, our ability to market, sell and distribute our applications and services will be limited, and our business, operating results and financial condition could be harmed.
In addition to our sales force, we rely on partners, including our strategic partners to increase our sales and distribution of our software and services. We also have independent software vendor partners whose integrations may increase the breadth of the ecosystem in which our solutions can operate, and the size of the market that our solutions can address. We are dependent on these partner relationships to contribute to enabling our sales growth. We expect that our future growth will be increasingly dependent on the success of our partners and our partner relationships, and if those partnerships do not provide such benefits, our ability to grow our business will be harmed. If we are unable to scale our partner relationships effectively, or if our partners are unable to serve our customers effectively, we may need to expand our services organization, which could adversely affect our results of operations.
Our agreements with our partners are generally non-exclusive, meaning our partners may offer products from several different companies to their customers or have their products or technologies also interoperate with products and technologies of other companies, including products that compete with our offerings. Moreover, some of our partners also compete with us. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors or fail to meet the needs of our customers, our ability to grow our business and sell our offerings will be harmed. Furthermore, our partners may cease marketing our offerings with limited or no notice and with little or no penalty, and new partners could require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our partners, our possible inability to replace them or our failure to recruit additional partners could harm our results of operations. Our partner structure could also subject us to lawsuits or reputational harm if, for example, a partner misrepresents the functionality of our offerings to customers or violates applicable laws or our corporate policies.
We believe that our brand is integral to our future success and if we fail to cost-effectively promote or protect our brand, our business and competitive position may be harmed.
We believe that maintaining and enhancing our brand and increasing market awareness of our company and our solutions are critical to achieving broad market acceptance of our existing and future solutions and are important elements in attracting and retaining customers, partners and employees, particularly as we continue to expand internationally and introduce new products. In addition, independent industry analysts, such as Gartner and Forrester, often provide reviews of our solutions, as well as those of our competitors, and perception of our solutions in the marketplace may be significantly influenced by these reviews. We have no control over what these or other industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our solutions or view us as a market leader.

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
Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle for our platform and the difficulty in making short-term adjustments to our operating expenses. Many of our customers are large enterprises, whose purchasing decisions, budget cycles and constraints and evaluation processes are unpredictable and out of our control. The length of our sales cycle, from initial evaluation to payment for our subscriptions can range from several months to over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment of resources in field sales, partner development, marketing and educating our customers about the use, technical capabilities and benefits of our platform and services. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform but also those of other companies or the consideration of internally developed alternatives including those using open-source software. Some of our customers initially deploy our platform on a limited basis, with no guarantee that they will deploy our platform widely enough across their organization to justify our substantial pre-sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.
We have experienced seasonal and end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter, which impacts our ability to grow revenue over the long term and plan and manage cash flows and other aspects of our business and cost structure. Our transactions vary by quarter, with the third fiscal quarter typically being our largest. In addition, within each quarter, a significant portion of our transactions occur in the last two weeks of that quarter. If expectations for our business turn out to be inaccurate, our revenue growth may be adversely affected over time and we may not be able to adjust our cost structure on a timely basis and our cash flows and results of operations may suffer.
Any failure to offer high-quality customer support and professional services may adversely affect our relationships with our customers and our financial results.
We typically bundle customer support with arrangements for our solutions, and offer professional services for implementation and training. In deploying and using our platform and solutions, our customers may require the assistance of our services teams to resolve complex technical and operational issues. Increased customer demand for support, without corresponding revenue, could increase costs and adversely affect our operating results. We may also be unable to respond quickly enough to accommodate short-term increases in customer demand for support. If we fail to meet our service level commitments, which relate to uptime, response times, escalation procedures, and time to problem resolution, or if we suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these customers with service credits or penalties, refunds for prepaid amounts related to unused subscription services, or we could face contract terminations. Our sales are highly dependent on our reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support and professional services, or a market perception that we do not maintain high-quality product support or services, could adversely affect our reputation, and our ability to sell our solutions to existing and new customers.
Our ability to succeed depends on the experience and expertise of our senior management team. If we are unable to retain and motivate our personnel, our business, operating results and prospects may be harmed.
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. The members of our senior management team are employed on an at-will basis, which means that they are not contractually obligated to remain employed with us and could terminate their employment with us at any time. Accordingly, and in spite of our efforts to retain our senior management team, any member of our senior management team could terminate his or her employment with us at any time and go to work for one of our competitors, after the expiration of any applicable non-compete period, which may be difficult to enforce depending on the circumstances. The loss of one or more members of our senior management team, particularly if closely grouped, could adversely affect our ability to formulate and execute our business plan and thus, our business, operating results and prospects could be adversely affected. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train and integrate strategic hires, our business, operating results and financial condition could be adversely affected.

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
We believe that a critical component to our success has been our corporate culture. We believe our culture has contributed significantly to our abilities to innovate and develop new technologies, and to attract and retain employees. We have spent substantial time and resources in building our team while maintaining this corporate culture. We have experienced rapid growth in our employee headcount and international presence. The rapid influx of large numbers of people from different business backgrounds in different geographic locations may make it difficult for us to maintain our corporate culture of innovation. If our culture is negatively affected, our ability to support our growth and innovation may diminish.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
At December 31, 2020, we had approximately $500.0 million of aggregate indebtedness, as defined in the Credit Agreement, consisting of $461.1 million outstanding under our first lien term loan facility, $15.8 million outstanding under a $25.0 million letter of credit sub-facility and $9.7 million in unamortized debt issuance fees. Under our first lien term loan facility, we were required to repay approximately $2.4 million of principal at the end of each quarter (commencing March 31, 2019) and are required to pay accrued interest on the last day of each interest accrual period. During the second quarter of fiscal 2020, we repaid all outstanding borrowings and accrued interest under our second lien term loan facility and recognized a loss on debt extinguishment of $2.7 million within “Interest expense, net” in the consolidated statements of operations for the year ended March 31, 2020. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $9.9 million for the nine months ended December 31, 2020.
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
Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
Security breaches, computer malware, computer hacking attacks and other security incidents could harm our business, reputation, brand and operating results.
Security incidents have become more prevalent across industries and may occur on our systems, or on the systems of third parties we use to host our solutions or SaaS solutions that we use in the operation of our business, or on those third party hosting platforms on which our customers’ host their systems. These security incidents may be caused by or result in but are not limited to security breaches, computer malware or malicious software, ransomware, computer hacking, denial of service attacks, security system control failures in our own systems or from vendors we or our customers use, email phishing, software vulnerabilities, social engineering, sabotage, drive-by downloads and the malfeasance of our own or our customers’ employees. In particular, because we utilize a multi-tenant platform, any security breach could potentially affect a significant amount of our customers. The consequences of a security incident may be more severe if customers have chosen to configure our platform to collect and store confidential, personal, sensitive or proprietary information. Such security incidents, whether intentional or otherwise, may result from actions of employees, hackers, criminals, nation states, vendors, contractors, customers or other threat actors. We have experienced a small number of email phishing attacks that resulted in the compromise of a limited number of email accounts. Although we have taken a number of measures to detect, effectively remediate and prevent future phishing and other attacks and security threats, we cannot be certain that our efforts will be effective.

Cyber incidents have been increasing in sophistication and frequency and can include employees or third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. As a result, unauthorized access to, security breaches of, or denial-of-service attacks against our platform could result in the unauthorized access to or use of, and/or loss of, such data, as well as loss of intellectual property, customer data, employee data, trade secrets, or other confidential or proprietary information.
We and certain of our service providers have experienced and may in the future experience disruptions, outages and other performance problems on our internal systems due to service attacks, unauthorized access or other security related incidents. Any security breach or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification or corruption of data, software, hardware or other computer equipment and the inadvertent transmission of computer malware could harm our business, operating results and financial condition, and expose us to claims arising from loss or unauthorized disclosure of confidential or personal information or data and the related breach of our contracts with customers or others, or of privacy or data security laws. If an actual or perceived security incident occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines including fines assessed under the European General Data Protection Regulation, or GDPR, or other privacy laws, private lawsuits and changed security control, system architecture and system protection measures.
We may in the future experience disruptions, outages and other performance problems on the systems that we host for our customers due to service attacks, unauthorized access or other security related incidents. Any security breach or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification or corruption of data, software, hardware or other computer equipment and the inadvertent transmission of computer malware could disrupt the services that we provide to our customers, harm our customers’ business, operating results and financial condition, and expose us to claims from our customers for the damages that result, which could include, without limitation, claims arising from loss or unauthorized access, acquisition or disclosure of confidential or personal information or data and the related breach of privacy or data security laws. If an actual or perceived security incident occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines including fines assessed under GDPR or other privacy laws, private lawsuits and changed security control, system architecture and system protection measures.
We have administrative, technical, and physical security measures in place, and have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures. We also proactively employ multiple methods at different layers of our systems to defend against intrusion and attack and to protect our data. However, because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against or even penetrate a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. We may therefore experience security breaches that may remain undetected for extended periods of time. For example, in December 2020 it was widely reported that SolarWinds, an information technology company, was the subject of a cyberattack earlier in September 2019 where the SUNBURST malicious code was injected into builds of their Orion software platform that created security vulnerabilities to customers who use Orion. We use SolarWinds Orion software and upon learning of the incident, we took recommended actions to detect any unauthorized access as well as mitigate the compromised system. More recently, SolarWinds provided an update from its investigations regarding the deployment of the malicious tool into its build environment. However, the full extent and consequences of the cyberattack may not be fully understood and, in the future, it is possible that our systems and/or data may be compromised as a result of this incident. While we do not believe at this time that the SolarWinds matter had a material impact on our systems or operations, should new or different information come to light establishing that the intrusion is broader than now known, it could have a broader impact on our systems and operations and we could incur significant costs in responding to such intrusion. This is likewise true in the event SolarWinds has an impact on our supply chain or vendors in ways that are not yet known. A vendor breach could spread to our own systems or affect our operations or financial systems in material ways we cannot yet anticipate.
Because data security is a critical competitive factor in our industry, we make statements in our privacy policies and in our marketing materials, describing the security of our platform, including descriptions of certain security measures we employ or security features embedded within our products. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, or if any of these security measures or features prove to be ineffective or are perceived to be ineffective, we may face claims, including claims of unfair or deceptive trade practices or breach of regulations including GDPR, brought by the U.S. Federal Trade Commission, state, local or foreign regulators (e.g., a European Union-based data protection authority) or private litigants.
If any unauthorized access to our systems or data, security breach, or significant denial-of-service attack occurs or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate our systems, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired. We have in the past experienced, and may in the future experience, data security incidents affecting personal information, as well as denial-of-service attacks against our platform.
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
We have experienced, and may in the future experience, service disruptions, outages and other performance problems both in the delivery of our SaaS solutions, and in third-party SaaS solutions we use due to a variety of factors, including infrastructure changes, malicious actors including disgruntled employees, human or software errors or capacity constraints. We utilize a multi-tenant structure, meaning that, generally, our customers are hosted on a shared platform. As such, any interruption in service could affect a significant number of our customers. In some instances, we or our third-party service providers may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our SaaS solutions as they become more complex. If our SaaS solutions are unavailable or degraded or if our customers are unable to access features of our SaaS solutions within a reasonable amount of time or at all, our business would be adversely affected. In addition, if any of the third-party SaaS solutions that we use were to experience a significant or prolonged outage or security breach, our business could be adversely affected.
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
Because users are able to configure our platform to collect and store confidential, personal or proprietary information, security concerns could result in additional cost and liability to us or inhibit sales of our products.
Our risks are significantly affected by the data that customers elect to monitor and how they configure the tools available to them to mask personal data. Our customers determine the notices that they provide to data subjects as well as the consents that they obtain, if they do in fact, obtain consent. As such, our risks are also affected by how our customers obtain consent or provide transparency to the individuals whose data is collected. If our customers fail to comply with applicable law or fail to provide adequate notice or to obtain consent we could be exposed to a risk of loss, litigation or regulatory action and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired.
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
As of December 31, 2020, we had 71 issued patents, 66 of which are in the United States, and 32 pending applications, of which 20 are in the United States. Our issued patents expire at various dates through April 2039. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Any actual or perceived failure by us to comply with stringent and evolving privacy laws or regulatory requirements in one or multiple jurisdictions, privacy and information security policies and contractual obligations could result in proceedings, actions or penalties against us.
We are subject to federal, state, and international laws, regulations and standards relating to the collection, use, disclosure, retention, security, transfer and other processing of personal data. The legal and regulatory framework for privacy, data protection and security issues worldwide is rapidly evolving and as a result implementation standards, potential fines, enforcement practices and litigation risks are likely to remain uncertain for the foreseeable future. In addition, our contracts with customers include specific obligations regarding the protection of confidentiality and the permitted uses of personally identifiable and other proprietary information.
Internationally, virtually every jurisdiction in which we operate has established its own privacy, data protection and/or data security legal framework with which we or our customers must comply, including but not limited to the European Union. In the EU, data protection laws are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the GDPR, which became effective and enforceable across all then-current member states of the EU on May 25, 2018 and contains numerous requirements and changes from prior EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including heightened notice and consent requirements, greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements, such as failure to accurately maintain required documentation as a data processor or controller under Article 30 and other provisions of the GDPR. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. The GDPR applies to any company established in the EU as well as any company outside the EU that processes personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. Moreover, the GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Following the U.K.’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the U.K. and EU as of January 1, 2021, the GDPR has been incorporated into U.K. domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (‘U.K. GDPR’). U.K.-based organizations doing business in the EU will need to continue to comply with the EU GDPR. Further, there is uncertainty with regard to how data transfers to and from the U.K. will be regulated.
In addition to the GDPR, the EU also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation has been delayed but could be enacted sometime in the relatively near future. While the new regulation contains protections for those using communications services (for example, protections against online tracking technologies), the potential timing of its enactment significantly later than the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, as well as obligations and restrictions on the processing of data from an end-user’s terminal equipment, which may negatively impact our product offerings and our relationships with our customers.
Preparing for and complying with the evolving application of the GDPR and the ePrivacy Regulation (if and when it becomes effective) has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations. Non-compliance could result in proceedings, fines or penalties against us by governmental entities, customers, data subjects, consumer associations or others.
Additionally, the GDPR imposes strict rules on the transfer of personal data outside of the EU to countries that do not ensure an adequate level of protection, like the United States (so-called “third countries”). These transfers are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (SCCs) approved by the European Commission or binding corporate rules, or a derogation applies. The Court of Justice of the European Union (the “CJEU”) recently deemed that transfers made pursuant to the EU SCCs and other alternative transfer mechanisms, including binding corporate rules, need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether these transfer mechanisms will face additional challenges. European regulators have issued recent guidance following the CJEU case that imposes significant new diligence requirements on transferring data outside the EU, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If essentially equivalent protections are not available in the destination country, the exporting entity must then assess if supplemental measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing standard contractual clauses with our customers, subsidiaries and subprocessors, the validity of these transfer mechanisms remains uncertain. Complying with this guidance as it exists today and evolves will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EU, which would cause significant business disruption for ourselves and our customers and potentially require the changes in the way our products are configured, hosted and supported.
In the United States, California enacted the California Consumer Privacy Act (CCPA), on June 28, 2018, which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
Additionally, a new California ballot initiative, the California Privacy Rights Act, or “CPRA,” was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Certain other state laws impose similar privacy obligations and we also expect anticipate that more states to may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.
We cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Any such laws, rules, regulations and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. As we expand our customer base, these requirements may vary from customer to customer, further increasing the cost of compliance and doing business.

We publicly post documentation regarding our practices concerning the collection, processing, use and disclosure of data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer-protection related laws, regulations, orders or industry standards could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition and results of operations.
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
Changes in U.S. tax law could adversely affect our business and financial condition.
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
Pursuant to a Master Structuring Agreement, Compuware distributed to us the amount of $265.0 million concurrently with the Compuware Spin-Off in connection with the estimated tax liability. However, the actual amount of our tax liability relating to the Compuware Spin-Off will not be determined until we complete our applicable tax returns with respect to the taxable period that includes the Compuware Spin-Off, as certain factors within these returns will determine the effective rate at which the gain will be taxed. We would be solely responsible for any amount of taxes owed in excess of the Estimated Compuware Spin Tax Liability ($265.0 million), which amount could be material, and Compuware will not pay or reimburse us for such amount. We have calculated an Estimated Compuware Spin Tax Liability of $251.8 million and paid such amounts to the relevant tax authorities. Although the Estimated Compuware Spin Tax Liability has been calculated based on a third-party valuation of Compuware and we believe is a reasonable estimate of the taxes owed by us with respect to the Compuware Spin-Off, we cannot offer any assurances that the final tax liability will not be different. Any tax liabilities in excess of the Estimated Compuware Spin Tax Liability may adversely affect our results of operations.
In addition, if the Internal Revenue Service or other taxing authorities were to successfully challenge in an audit or other tax dispute the amount of taxes owed in connection with the Compuware Spin-Off or the SIGOS Spin-Off, we could be liable for additional taxes, including interest and penalties. We would be responsible for any such additional amounts, and for the costs of responding to such challenge, which would not be reimbursed to us by Compuware. While we have obtained an insurance policy that provides coverage if the Internal Revenue Service or other taxing authorities assert that additional taxes are owed in connection with the Compuware Spin-Off, such policy is subject to certain limitations and exclusions, and we cannot offer any assurances that such policy will fully cover any additional taxes owed by us. We did not obtain a tax insurance policy relating to the SIGOS Spin-Off. Any tax liabilities determined to be owed by us relating to the Compuware Spin-Off or the SIGOS Spin-Off following an audit or other tax dispute may adversely affect our results of operations.
Federal and state fraudulent transfer laws may permit a court to void Compuware’s distribution to us to partially satisfy the estimated tax liability incurred by us from the Compuware Spin-Off.
On July 31, 2019, Compuware distributed $265.0 million to us to partially or wholly satisfy the estimated tax liability incurred by us in connection with the Compuware Spin-Off. Such distribution might be subject to challenge under federal and state fraudulent conveyance laws even if the distribution was completed. Under applicable laws, the distribution could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return for, and was insolvent or rendered insolvent by reason of, the transfer.
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
If a court were to find that the distribution was a fraudulent transfer or conveyance, the court could void the distribution. In addition, the distribution could also be voided if a court were to find that it is not a legal distribution or dividend under applicable corporate law. The resulting complications, costs and expenses of either finding could materially adversely affect our financial condition and results of operations.
We are subject to a number of risks associated with global sales and operations.
Revenue from customers located outside of the United States represented 48% and 45% for the nine months ended December 31, 2020 and 2019, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:
•increased expenses associated with international sales and operations, including establishing and maintaining office space and equipment for our international operations;
•fluctuations in exchange rates between currencies in the markets where we do business;
•risks associated with trade restrictions and additional legal requirements, including the exportation of our technology or source code that is required in many of the countries in which we operate;
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
•compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act, and the U.K. Anti-Bribery Act;
•compliance with privacy, data protection and data security laws of many countries, including the EU’s GDPR, which became effective in May 2018, and the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020;
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
For customers who purchase our Dynatrace platform, whether they purchase SaaS or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the quarter ended December 31, 2020, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
Economic conditions and regulatory changes following the United Kingdom’s exit from the EU could have a material adverse effect on our business and results of operations.
The United Kingdom, or U.K., formally left the European Union, or the EU, on January 31, 2020, typically referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and EU, the U.K. was subject to a transition period until December 31, 2020 during which EU rules continued to apply. On December 24, 2020 the EU and the U.K. reached a Trade and Cooperation Agreement, provisionally applicable since January 1, 2021, which sets out preferential arrangements in areas such as trade in goods and in services, digital trade, intellectual property, public procurement, aviation and road transport, energy, fisheries, social security coordination, law enforcement and judicial cooperation in criminal matters, thematic cooperation and participation in EU programs. The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after the transition period may be a source of instability in international markets, create significant currency fluctuations and otherwise adversely affect trading agreements or similar cross-border cooperation arrangements, whether economic, tax, fiscal, legal, regulatory or otherwise. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. For example, following the transition period, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the European Economic Area more difficult. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding the future relationship between the U.K. and EU could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy, cybersecurity and data protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and we must continue to monitor and dedicate resources to ensure continued compliance. Non-compliance with applicable regulations or requirements could subject us to litigation, investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.
We are subject to governmental export, import and sanctions controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our solutions are subject to export control and economic sanctions laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security and the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports, re-exports and transfers of our software and services must be made in compliance with these laws and regulations. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in the encryption or other technology incorporated into our solutions or in applicable export or import laws and regulations may delay the introduction and sale of our solutions in international markets, prevent customers from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, regions, governments or persons altogether. Changes in sanctions, export or import laws and regulations, in the enforcement or scope of existing laws and regulations, or in the countries, regions, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our solutions or in our ability to sell our solutions in certain countries. Even though we take precautions to prevent our solutions from being provided to restricted countries or persons, our solutions could be provided to those targets by our resellers or customers despite such precautions, and our customers may choose to host their systems including the Dynatrace platform using a hosting vendor that is a restricted person. The decreased use of our solutions or limitation on our ability to export or sell our solutions could adversely affect our business, while violations of these export and import control and economic sanctions laws and regulations could have negative consequences for us and our personnel, including government investigations, administrative fines, civil and criminal penalties, denial of export privileges, incarceration, and reputational harm.

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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $48.85 through December 31, 2020. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
•litigation, data breaches or security incidents involving us, our industry or both;
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
Furthermore, as of March 31, 2021 we will no longer be considered to be an emerging growth company, and we must comply with Section 404 of the Sarbanes-Oxley Act for our fiscal year ending March 31, 2021. We will therefore be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting for the year ending March 31, 2021. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is not required, until March 31, 2021, to audit the effectiveness of our internal control over financial reporting.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. For example, the Thoma Bravo Funds beneficially own 29.8% of our common stock and under applicable federal securities laws may sell such shares in the public market without our advance knowledge or participation. If Thoma Bravo were to dispose of a substantial portion of our shares in the public market, whether in a single transaction or a series of transactions, it could reduce the trading price of our common stock In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.
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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 29.8% of our issued and outstanding shares of common stock as of December 31, 2020. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation or other business combination;
•raising future capital; and
•amending our charter and bylaws, which govern the rights attached to our common stock.
Additionally, for so long as Thoma Bravo beneficially owns at least (i) 20% (but less than 30%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 30% of the total number of directors (but in no event fewer than two directors); (ii) 10% (but less than 20%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 20% of the total number of directors (but in no event fewer than one director); and (iii) 5% (but less than 10%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate one director to our board of directors.
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
•directors may only be removed for cause, and subject to the affirmative vote of the holders of 66 2/3% or more of our outstanding shares of capital stock then entitled to vote at a meeting of our stockholders called for that purpose;

•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•allowing only our board of directors to fill vacancies on our board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;
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
We are an emerging growth company, as defined in the JOBS Act, until March 31, 2021. For as long as we are an emerging growth company, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation and any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for adopting new or revised financial accounting standards. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards permitted under the JOBS Act until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.
We will lose emerging growth company status on March 31, 2021.
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

DYNATRACE, INC.

Date:	February 3, 2021	By:	/s/ John Van Siclen
John Van Siclen
Chief Executive Officer
(Principal Executive Officer)

Date:	February 3, 2021	By:	/s/ Kevin C. Burns
Kevin C. Burns
Chief Financial Officer & Treasurer
(Principal Financial Officer)