Form 10-K
period 2021-03-31
Dynatrace, Inc.
filed 2021-05-28
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2020, the last business day of the most recently completed second fiscal quarter, was $7.55 billion. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The registrant had 283,654,155 shares of common stock outstanding as of May 25, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending March 31, 2021.
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
•our expectations regarding the potential impact of the novel coronavirus, or COVID-19, pandemic on our business, operations, and the markets in which we and our partners and customers operate;
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
•our ability to adequately protect our intellectual property; and
•our ability to service our debt obligations;
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
•We previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
•Thoma Bravo has significant influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.

PART I. FINANCIAL INFORMATION
ITEM 1. BUSINESS
Overview
We offer the market-leading software intelligence platform, purpose-built for dynamic multicloud environments. As enterprises embrace the cloud to effect their digital transformation, our all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. With automatic and intelligent observability, our all-in-one platform delivers precise answers about the performance and security of applications, the underlying infrastructure and the experience of all users to enable organizations to innovate faster, simplify cloud complexity, collaborate more efficiently, and secure cloud-native applications. We designed our software intelligence platform to allow our customers to modernize and automate IT operations, develop and release high-quality software faster, and improve user experiences for consistently better business outcomes. As a result, as of March 31, 2021, our products are trusted by approximately 2,900 Dynatrace customers in 90 countries in diverse industries such as banking, insurance, retail, manufacturing, government, travel and software.
Today’s leading organizations are striving to deliver innovative, high-performance digital services to expand market opportunities, compete more effectively, and operate with increased agility. This transformation is happening in multicloud environments, which bring a scale and frequency of change that is exponentially greater than that of the old data-center world. Developing and operating these environments is harder than ever, driven by:
1)Hybrid, multicloud architectures: Organizations are building and deploying software across hybrid environments with multiple clouds and on-premises platforms.
2)Application complexity: Applications are increasingly complex and deployed as microservices-based architectures that are written in multiple different programming languages with hundreds of loosely coupled service connections.
3)Application security: The move to agile methodologies, such as DevSecOps, combined with the complexity of new, cloud-native applications and infrastructure, as well as the higher frequency with which code is pushed into production has heightened the need for application security practices which can detect vulnerabilities and automatically enable remediation across the software development cycle.
4)DevOps: Ensuring software updates work without issues has grown more challenging due to the increased frequency of software releases, reduced testing time, and the use of independent development teams.
5)User experience: User expectations for software performance have rapidly increased, and enterprises are focused on advancing branded experiences to maximize revenue, differentiate offerings, and retain competitive positions.
Traditional approaches for developing, operating, monitoring, and securing software were not designed to keep pace with dynamic multicloud environments. Traditional monitoring solutions were developed for applications that are monolithic, updated infrequently, and run in static data-center environments. These solutions are difficult to deploy, narrow in scope, and designed to operate in a simpler, siloed environment. Each tool in this approach only collects data about individual components of the computing stack, such as applications, infrastructures, logs, networks, or user experiences. To get an end-to-end view using these traditional approaches, IT teams are required to aggregate and correlate data from these disparate monitoring solutions to identify actionable answers, including where bottlenecks occur, how best to optimize for performance and scalability, if an issue is impacting service, and if so, where to find the problem and what to do about it.
With the advent of dynamic multicloud environments, the challenges and limitations of traditional solutions have been exacerbated. What was once a well understood layering of applications running on operating systems on physical servers connected to physical networks has rapidly become virtualized into software at all levels. Environments have become dynamic. Applications are no longer monolithic and have become fragmented into thousands, potentially millions, of microservices, written in multiple software languages. These multicloud environments sprawl from traditional backend applications run on relational databases and mainframes to modern IaaS platforms run on Amazon Web Services, or AWS, Microsoft Azure, or Azure, and Google Cloud Platform. All these factors result in an environment that is web-scale, extremely complex, and dynamic at all layers of the new computing stack.
We believe the scale, complexity, and dynamic nature of dynamic multicloud environments, including the applications that run on them, require a comprehensive observability, AIOps, automation, and security strategy we refer to as “software intelligence.” Starting in 2014, we leveraged the knowledge and experience of the same engineering team that founded Dynatrace to develop a solution to address the disruptive shift to dynamic multicloud environments. These efforts resulted in the creation of a new platform, the Dynatrace Software Intelligence Platform, or Dynatrace®.
The Dynatrace® platform leverages an automatic instrumentation technology called OneAgent®, a real-time dependency mapping system called SmartScape®, our transaction-centric code analysis technology called PurePath®, and an open artificial intelligence, or AI, engine called Davis® for instant answers to degradations in service, anomalies in behavior, and user impact. Dynatrace® simplifies the complexity of dynamic multicloud environments for cloud architects, DevOps and SRE teams, as well as application and operations teams, while providing actionable insights that accelerate cloud migrations, cloud adoption, and DevOps success.
Unlike traditional multiple-tool-approaches, we integrated Dynatrace® with key components of multicloud ecosystems to support dynamic cloud orchestration, including for AWS, Azure, Google Cloud Platform, VMware Tanzu, Red Hat OpenShift, and Kubernetes. In these environments, Dynatrace® automatically launches, monitors and observes the full cloud stack and all the applications and containers running anywhere in the stack, including applications and workloads that may traverse multiple public cloud and hybrid-cloud environments. We believe our ability to integrate Dynatrace® with cloud platforms simplifies development and operational efforts, increases visibility, and improves situational awareness for our customers.
We designed Dynatrace® to maximize flexibility and control of the rich observability data captured and analyzed by our platform. We believe the platform provides the simplicity of software-as-a-service (SaaS), with the customer option of either maintaining data in the cloud, or at the edge in customer-provisioned infrastructure, which we refer to as Dynatrace® Managed. In this managed offering, we provide updates and enhancements automatically each month while allowing customers the flexibility and control to adhere to their own data security and sovereignty requirements.
We market Dynatrace® through a combination of our global direct sales team and a network of partners, including resellers, system integrators, and managed service providers. We target the largest 15,000 global organizations, which generally have annual revenues in excess of $1 billion.
The Dynatrace® Software Intelligence Platform has been commercially available since 2016. The number of Dynatrace® customers increased to 2,936 as of March 31, 2021 from 2,373 as of March 31, 2020, representing year-over-year growth of 24%. Our Dynatrace® net expansion rate was above 120% as of March 31, 2021 for the 12th consecutive quarter. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” included under Part II, Item 7 of this Annual Report.
For financial information regarding our business, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part II, Item 7 of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.
The economic consequences of the COVID-19 pandemic have been challenging for certain customers and may continue to be challenging for some of our customers in the future. While revenue, customer retention, and earnings are relatively predictable under a subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in the results of operations and overall financial performance until future periods given the current macroeconomic uncertainty.
Industry Background
Key trends impacting the way organizations develop, manage, and optimize their software environment include:
Software Applications Are Central to Digital Transformation for Organizations Across All Sectors
Whether it is retailers driving higher customer engagement through mobile apps, industrial companies reducing production downtime with predictive maintenance applications, or automobile manufacturers designing self-driving cars, software is central to how organizations deliver a differentiated user experience. At the same time, organizations increasingly embed software throughout their operations, managing business critical systems, such as payments processing, inventory and supply chain management, logistics, and many other front- and back-office services.
A study by International Data Corporation (IDC) states the majority, 65%, of global GDP will be digitalized by 2022, driving $6.8 trillion of IT spending from 2020 to 2023. Digital transformation requires significant modernization of legacy environments, shifting from high cost, labor intensive, and inflexible technology systems to a modern, cloud-native architecture. IDC also forecasts that by 2024, there will be 520 million new, modern applications and services launched – more than the total number of applications developed in the previous 40 years. Maintaining visibility across a broad multicloud environment represents a significant challenge. As a result, digital transformations are slow, often disrupted by performance issues, and can fail to achieve intended objectives.
To remain competitive, organizations now focus more of their budget on software innovation and less on operating and maintaining systems. IDC reports that by 2023, 75% of Global 2000 IT organizations will adopt automated operations practices to transform their IT workforce to support unprecedented scale. As a result, organizations are investing in new platforms that are built to automate the development, deployment, and operation of modern, cloud-native software applications and infrastructure, and accelerate the transition to dynamic multicloud environments.

Changing Customer Expectations are Requiring Organizations to Prioritize the User Experience
Organizations are increasingly seeking to differentiate their products and services based on user experiences, with digital interaction becoming the primary channel of communication between enterprises and their customers, partners, and employees. A report by Forrester suggests, customers who have a better experience are more likely to stay with a brand, buy additional products and services from the brand, and recommend it to friends. The result is more retained revenue from reduced customer churn, more revenue per customer, and more new customers. Conversely, according to a 2018 report by NewVoiceMedia (now known as the Vonage Salesforce Contact Center solution), U.S. companies lose $75 billion per year due to poor customer experiences, a $13 billion increase from 2016. Faced with poor customer service, 39% of respondents indicated they would never use the offending company again.
User experience is closely tied to the performance of software applications. As a result, optimal application and infrastructure performance as well as exceptional user experiences are important to the entire organization, not just to the IT staff that maintain these environments. We believe the need for an exceptional user experience to engage and retain customers will continue to drive demand for instrumentation that helps enterprises to provide high quality, user-focused outcomes.
Benefits of Dynamic Multicloud Environments Make Them Essential for Digital Transformation
Large-size organizations are increasingly adopting cloud technologies to increase agility and accelerate innovation. According to IDC in 2020, 97% of worldwide enterprises that used cloud infrastructure relied on more than one cloud platform. In addition, Gartner predicts that by 2025, 85% of enterprises will have a cloud-first principle. The key advantages of dynamic multicloud environments include:
•Ability to build better applications at a faster rate. Cloud-based application development technologies, such as container and microservices architectures, enable organizations to focus developer resources more on creating and improving value-add application features and less on managing underlying operating systems and infrastructure. Gartner estimates that by 2025, 85% of organizations will run containers in production, up from less than 30% in 2020. In addition to new cloud-based development technologies, enterprises are adopting new processes, such as DevOps and Artificial Intelligence for IT Operations (AIOps), that help accelerate the software delivery cycle.
•Operational efficiency. Organizations are moving to the cloud to reduce spending on expensive and static systems, the data centers to house them, the energy to run them, and the IT staff needed to maintain them.
•Agility. Organizations can purchase cloud services dynamically as demand ebbs and flows over time, affording greater flexibility, financial efficiencies, and scale than traditional systems. Organizations can scale capacity up and down to address seasonality or quickly address unexpected spikes in demand without needing to purchase and maintain infrastructure for peak demand and leaving it underutilized during other times.
Shift to Dynamic Multicloud Environments Introduces Fundamentally New Software Delivery Challenges
While the cloud offers enterprises some clear advantages over traditional systems, moving to the cloud also creates fundamental new challenges, such as:
•Greater complexity. Multicloud strategies require that IT teams manage applications and infrastructure and ensure interoperability of operations between private and multiple public clouds, such as AWS, Microsoft Azure, Google Cloud Platform, and SAP. In addition, these applications are containerized and increasingly fragmented into microservices that are hosted across multiple cloud platforms, creating interdependencies across heterogeneous environments that increase the risk of incompatibility issues and the number of potential failure points if the applications are not deployed and maintained correctly.
•Highly dynamic environments. Cloud infrastructure and applications are built to scale up or down in real-time depending upon usage and traffic. The automation required to monitor these highly dynamic environments is beyond what is required for monolithic, on-premises applications.
•Massive scale. As software becomes more critical to business success, the number and size of applications will continue to grow and encompass more features and greater functionality. At the same time, web-scale architectures are enabling enterprises to build applications that are deployed across thousands of hosts and serve millions of users simultaneously. The breadth of functionality and scale of deployments of dynamic multicloud applications regularly exceed even the largest applications built in the pre-cloud era.
•More frequent changes to software. The adoption of DevOps practices and cloud architectures have increased the speed at which software updates can be developed and deployed. With the application development lifecycle accelerating, enterprises must adapt their software operations environment and culture to ensure that performance and business outcomes are not adversely affected by frequent changes.

Traditional Monitoring Approaches Were Not Built for Dynamic Multicloud Environments
Traditional application monitoring approaches were built before dynamic multicloud environments became the driving force in digital transformation and suffer from significant shortcomings when applied in cloud-based environments. Challenges of traditional monitoring solutions for multicloud environments include:
•Manual configuration processes that do not scale. Traditional monitoring tools require unique agents for each component of an application and rely on IT personnel to manually pre-configure each agent. The complexity and dynamic nature of multicloud environments, which can include thousands of containers and microservices, makes this multi-agent approach costly, slow, and impractical to install and maintain, especially as these environments are rapidly modified and updated.
•Not designed to capture data across the full multicloud stack. Traditional monitoring solutions were created to view a limited portion of the full technology stack, and provide visibility only into individual applications or workloads, and are unable to provide full-stack observability into how the applications, microservices, and infrastructure are interconnected. To get a complete view of the full technology stack, from the applications to the underlying infrastructure to the user experience, IT personnel must manually implement and manage many disparate tools. We believe this approach has resulted in organizations overinvesting in operations and underinvesting in development, which slows innovation.
•Only able to provide data, not answers. Traditional monitoring tools provide data only about narrow components of the technology stack. As a result, IT teams must manually integrate and correlate the data from disparate systems and apply their own assumptions to identify the underlying cause of performance issues. This process is slow, prone to errors, and is made especially challenging by the complexity of multicloud environments.
•Collect limited snapshots of data that do not provide real-time observability. Traditional APM tools were not designed for the far larger and more complex data sets produced by multicloud environments and can only capture snapshots of application and infrastructure performance data and user data. Traditional monitoring approaches rely on partial data sets, which reduce their effectiveness in performing precise root-cause determination, add risk, and delay innovation. In addition, traditional monitoring tools and approaches do not provide visibility into containers and microservices, which leads to blind spots in software performance monitoring when used in container-based environments.
•Lack of flexible deployment options. Traditional monitoring solutions are either deployed as SaaS-only or on-premises-only. SaaS-only solutions often fail to meet the strict governance, security, and scale requirements of large enterprises, and do not monitor on-premises applications, making them incompatible with the needs of organization who manage hybrid-hosted applications. Conversely, traditional on-premises solutions were not built to manage cloud applications and are typically upgraded less frequently, and thus innovate more slowly than cloud-based applications.
Our Solution
Dynatrace offers the market-leading software intelligence platform, purpose-built for dynamic multicloud environments. We built the Dynatrace® Software Intelligence Platform from the ground up to meet the challenges of running and optimizing these environments and the applications and services that run across them. Our AI-powered, full-stack, and completely automated platform provides deep observability into dynamic, multicloud ecosystems. In addition, Dynatrace® provides real-time, actionable insights about the performance and security of our customers’ entire software ecosystem by integrating high-fidelity, web-scale data, mapping its dependencies in real-time, and analyzing them with an open, explainable AI engine. Dynatrace® is brought to market through our global direct sales force and a network of partners. The combination of our market-leading platform and go-to-market strategy has allowed us to achieve the scale, growth, and margins we believe will provide us the capital to continue investing in driving further product differentiation.
Our platform provides the following key benefits:
•Single agent, fully automated configuration. Dynatrace® is installed as a single agent, OneAgent®, which automatically configures itself, and continuously discovers all components of the full-stack to enable high fidelity and web-scale data capture. OneAgent® dynamically profiles the performance of all components of the full-stack with code-level precision, even as applications and environments update and change.
•Full-stack, all-in-one approach with deep cloud integrations. Dynatrace® combines Application and Microservices Monitoring, with Application Security, Infrastructure Monitoring, Digital Experience Management, Business Analytics, and Cloud Automation and in a single platform. We believe this all-in-one approach reduces the need for a variety of disparate tools and enables our customers to improve productivity and decision making while reducing operating costs. Dynatrace® provides out-of-the-box configuration for the leading cloud platforms, such as AWS, Azure, Google Cloud Platform, Red Hat OpenShift, VMware Tanzu, and SAP, as well as coverage for traditional on-premises systems, including mainframe and monolithic applications in a single, easy-to-use, intelligent platform.

•AI-powered, answer-centric insights. Davis®, our explainable AI engine, dynamically baselines the performance of all components in the full stack, continually learning normal performance thresholds to provide precise answers when performance deviates from expected or desired conditions. Unlike ML-based correlation engines that overwhelm IT professionals with hundreds of alerts from many different tools, Dynatrace® provides a single problem resolution and precise root-cause determination. We believe the accuracy and precision of the answers delivered by our AI engine enable our customers to shift from reactive to proactive remediation, providing a substantial advantage in time savings, resource efficiency, customer satisfaction, and business outcomes.
•Web-scale and enterprise grade. Dynatrace® utilizes big data architecture and enterprise-proven cloud technologies that are engineered for web-scale environments. With role-based access and advanced security functionality, we built Dynatrace® purposefully for enterprise-wide adoption by the largest organizations in the world.
•Flexible deployment options. We deploy our platform as a SaaS solution, with the option of retaining the data in the cloud, or at the edge in customer-provisioned infrastructure, which we refer to as Dynatrace® Managed. The Dynatrace® Managed offering allows customers to maintain control of the environment where their data resides, whether in the cloud or on-premises, combining the simplicity of SaaS with the ability to adhere to their own data security and sovereignty requirements. Our Mission Control center automatically upgrades all Dynatrace® instances and offers on-premises cluster customers auto-deployment options that suit their specific enterprise management processes.
Our Opportunity
As dynamic, multicloud computing replaces traditional data centers, we believe our full-stack, all-in-one, software intelligence platform, Dynatrace®, can expand our potential market opportunity by allowing us to offer our solutions into adjacent markets beyond APM. These include replacing traditional monitoring tools, and potentially disrupting various well-established IT spending categories, such as infrastructure monitoring, application security, alert and incident management, and network monitoring. They also include new categories including multicloud observability, AIOps, and automation for IT and DevOps processes. According to Gartner, the global IT operations software market was estimated to be $35 billion in 2021 and is expected to grow at a compound annual growth rate of 9.3% to $50 billion in 2025.
We believe a significant portion of our market opportunity remains unpenetrated today. Gartner estimates enterprises will quadruple their APM use due to increasingly digitized business processes from 2018 through 2021, to reach 20% of all business applications. As this trend continues, we believe there is an opportunity to increase our annual recurring revenue as enterprise customers expand the number of applications instrumented.
Currently, we estimate the annual potential market opportunity for our Dynatrace® solution to be approximately $50 billion, $32 billion of which is based on a bottom-up calculation that relates to our existing revenue generating modules. We calculated this figure using the largest 15,000 global enterprises with greater than $1 billion in annual revenue, as identified by S&P Capital IQ in September 2020. We then banded these companies by revenue scale and multiplied the total number of companies in each band by our calculated annualized booking per customer for companies in each respective band. We calculated the annualized bookings per customer, applied for each band, using internal company data of actual customer spend. For each respective band, we calculated the average annualized bookings per customer of the top 10% of customers in the band, which we believe to be representative of having achieved broader implementation of our solutions within their enterprises. The additional $18 billion represents the market opportunity related to our newest cloud application security module and is based on a combination of software markets forecast information from Gartner.1 We believe our potential market opportunity could expand further as enterprises increasingly instrument, monitor, and optimize more of their applications and underlying infrastructure.
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
•Grow our customer base. We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion. The initial average Dynatrace® ARR for these new customers was approximately $105,000, in fiscal 2021. In addition, we expect to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work
1 Gartner, Emerging Technologies: Adoption Growth Insights for Cloud Workload Protection Platforms, Mark Wah, 27 April 2021, and Gartner, Forecast Analysis: Information Security and Risk Management, Worldwide, John A. Wheeler, Rustam Malik, et al., 9 July 2020, calculations performed by Dynatrace, using Application Security and Cloud Workload Protection Platform markets and Security Information and Event Management market segment.

jointly with our partners. In other geographies, we utilize a multi-tier “master reseller” model, such as in Africa, Japan, the Middle East, Russia, and South Korea.
•Increase penetration within existing customers. We plan to continue to increase the penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. Once customers are on the Dynatrace® platform, we have seen significant dollar-based net expansion due to the ease of use and power of our new platform. This expansion rate has been above 120% for 12 consecutive quarters.
•Enhance our strategic partner ecosystem. Our strategic partners include industry-leading system integrators, software vendors, and cloud and technology providers. We intend to continue to invest in our partner ecosystem, with a particular emphasis on expanding our strategic alliances and cloud-focused partnerships, such as AWS, Microsoft Azure, Google Cloud Platform, Red Hat OpenShift, ServiceNow, and VMware Tanzu.
The Dynatrace Software Intelligence Platform
Dynatrace® is a software intelligence platform, purpose-built for dynamic multicloud environments. Dynatrace® provides application and microservices monitoring (“APM”), application security, infrastructure monitoring, digital experience monitoring (“DEM”), business analytics, and cloud automation in an easy-to-use, highly automated, all-in-one solution. We engineered Dynatrace® to simplify the operation of complex multicloud environments and capture a wide variety of high-fidelity application, infrastructure, user experience, and open source telemetry data at scale. With this broad set of observability data, the Dynatrace platform dynamically maps all components in a full-stack environment and their dependencies for real-time, continuous context to provide answers to issues, bottlenecks, degradations, and more using our proprietary AI engine, Davis®. In addition, our platform provides automation, including continuous discovery, proactive anomaly detection, and optimization across the software lifecycle. We believe this combination of unparalleled observability, AI, and automation across the full multicloud ecosystem enables our customers to modernize and automate IT operations more easily, develop and release higher quality software faster, and deliver superior user experiences consistently.
Our proprietary, single-agent technology, OneAgent®, automatically and continuously discovers metrics, logs, traces, code, user experience data and more to simplify implementation and the ongoing operation of dynamic multicloud environments. We believe OneAgent® offers significant time savings to our customers by providing them the ability to automate ongoing deployment, continuous configuration, and periodic upgrades, which allows customers to quickly, efficiently, and effectively monitor more applications. In addition, when agents are not possible or necessary, customers can send OpenTelemetry data directly to the Dynatrace® platform. As a result, customers can use the OpenTelemetry open-source standard from any data source, and leverage Dynatrace’s AI and automation capabilities to deliver predictability and precise actionability across their cloud-native technologies.
Our SmartScape® technology continually maps a complete topology of the full stack of modern software components and continuously updates in real-time to provide a comprehensive view of how virtual networks and infrastructure are running, what and where containers and applications are running, how processes are behaving, and how all these entities are connected and performing.
With automatic baselining, the Davis® AI engine continually learns what normal performance is, processing billions of dependencies in milliseconds, to serve up answers that are beyond human capabilities. This allows our Davis® AI engine to provide precise root-cause problem identification, enabling faster decision making, greater optimization of IT resources, and consistently better business outcomes.
We engineered Dynatrace® for web-scale, multicloud environments with enterprise-grade governance and security and the ability to provide custom and secure role-based application and topology viewing access. We designed Dynatrace® to be highly scalable to capture and analyze massive data sets produced by multicloud environments in real-time. We believe collecting high-fidelity data in one common architecture improves the intelligence of our AI engine and provides more precise answers about software performance and user activity across the full stack. Using an application program interface (“API”), customers can extend Dynatrace® into common IT operations toolsets like ServiceNow and Atlassian’s software portfolio, enriching information users receive, increasing automation of business processes, and providing incremental context to improve decision making and drive greater IT operational efficiency.

The Dynatrace Software Intelligence Platform
Hybrid cloud observability
Fault domain isolation
Serverless, container, pod and network
Hybrid cloud distributed tracing
Automatic code-level root-cause and profiling
Front- & back-end availability and performance
Run-time vulnerability detection
Impact analysis
DevSecOps automation
Mobile, web browser and API
Feature adoption analysis
Visual session replay
Real-time business insights
Impact and conversion
BizDevOps integration and automation
Closed-loop remediation
Quality gate, service level and delivery
DevOps, SRE lifecycle
Ecosystem integrations
Custom solutions
API programmability
Infrastructure Monitoring
Applications & Microservices
Application Security
Digital Experience
Business Analytics
Cloud Automation
Dynatrace Hub
dynatrace Software Intelligence Platform
OneAgent
PurePath
Smartscape
Davis AI incl. AIOps
Hyperscale
Traces
Metrics
Logs
+
Topology
Behaviour
Code
Metadata
Network
+
API
OpenTelemetry
keptn
560+
Supported technologies
Kubernetes
OpenShift
AWS
Azure
GCP
Tanzu
Enterprise
Hybrid cloud
Automatic and intelligent observability
Broadest multicloud and technology support

Built specifically for dynamic mutliclouds and the cloud-native applications that run on them

Dynatrace® is a full-stack, all-in-one platform that performs Infrastructure Monitoring, APM, Application Security, DEM, Business Analytics, and Cloud Automation. Customers typically start with APM and expand to include DEM for experience management and Infrastructure Monitoring. Davis®, our AI engine, is part of every Dynatrace® license since it is a core component of our software intelligence approach.
We deploy our platform as a SaaS solution, with data hosted in the cloud or at the edge on customer-provisioned infrastructure. This latter option we refer to as “Managed,” as we provide monthly, automatic updates and enhancements while allowing customers the flexibility and control to adhere to their own data security and sovereignty requirements.

Automatic & intelligent at the core
Automatic Data Capture
OneAgent provides automatic, full-stack data capture for dynamic cloud environments
Automatic Distributed Tracing
PurePath provides distributed tracing with code-level detail at scale without sampling
Continuous Dependency Mapping
Smartscape automatically maps dependencies for real-time, precise context
Explainable AI Engine
Davis delivers automatic answers, insights & actions continuously dynatrace Software Intelligence Platform
OneAgent
PurePath
Smartscape
Davis AI incl. AIOps
Hyperscale
Traces
Metrics
Logs
+
Topology
Behaviour
Code
Metadata
Network
+
API
OpenTelemetry
keptn
560+
Supported technologies
Kubernetes
OpenShift
aws
AWS
Azure
GCP
Tanzu
Enterprise
Hybrid cloud
Automatic and intelligent observability
Broadest multicloud and technology support

Unified AIOps capabilities deliver unparalleled speed, efficiency and simplicity

Applications and Microservices Monitoring
Our approach to APM changes the way our customers monitor applications and manage transactions across highly complex multicloud environments. Because cloud applications are dynamic, we engineered our instrumentation to be automatic. Because cloud applications run on shared infrastructure and leverage shared services, we monitor the full stack to provide visibility into distributed transactions and underlying code (via PurePath®) as well as entity relationships and dependencies (via SmartScape®). Because dynamic multicloud environments are virtualized layers of software, we gather metrics and telemetry beyond transaction data, including user experience, log and event data, and data from the latest open-source standards, such as OpenTelemetry. And because multicloud environments are highly complex, we analyze all data in the context of their dependencies via our AI engine (Davis®). This combination of capabilities allows our customers to manage web-scale cloud environments easily, with continuous observability and insights into cloud operations, DevOps software delivery pipelines, and business outcomes. Application coverage includes, though is not limited to, traditional web and mobile environments, such as Java, .NET, and PHP; modern environments, such as Node.js and GoLang, database environments both SQL and NoSQL; mainframe environments such as CICS and IMS; and the latest serverless technologies, such as AWS Lambda, Google Cloud Functions, and Microsoft Azure Functions.
Application Security
Traditional approaches to application security cannot keep up with constantly changing multicloud environments and fast-moving DevSecOps processes, causing blind spots and uncertainty about exposures and their impact on cloud-native applications. When vulnerabilities are detected, current approaches require manual processes that deliver imprecise risk and impact analysis and force teams to waste time chasing false positives. In addition, DevSecOps processes place more responsibility on developers to ensure code does not have vulnerabilities. With current sampled or scheduled scan results, even the most common and well-documented vulnerabilities can remain undetected and open for hackers to exploit.
In December 2020, we introduced Dynatrace® Application Security on the Dynatrace® platform. Application Security enables development teams to accelerate DevSecOps processes through automation and the elimination of mundane work. Runtime Application Self-Protection automatically and continuously analyzes applications, libraries, and code at runtime in production and pre-production. In addition, Application Security provides the C-suite confidence in the security of their cloud-native production deployments.
Infrastructure Monitoring
Dynatrace® includes Infrastructure Monitoring to provide full visibility into the infrastructure layer across public, private, and multicloud environments. We offer extensive coverage, including integrations with cloud platforms, such as AWS, Azure, Google

Cloud Platform, VMware Tanzu, Red Hat OpenShift and Kubernetes, by utilizing our OneAgent® instrumentation and powerful API ingestion capabilities to provide a single source of analysis across environments.
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
Infrastructure Monitoring from Dynatrace® is part of our full-stack agent deployment or can be licensed in an infrastructure-only mode for host environments that do not require application analysis, such as third-party SaaS apps, directory services, middleware services, certificate services, and other hybrid-cloud infrastructure.
Digital Experience Management
Dynatrace® provides intelligence into the digital experience of end users and how the software can be optimized to enhance user experience and maximize conversions. Our coverage spans across multiple applications to provide a single view of a customer journey across mobile, web, kiosk, SaaS applications, and IoT devices. Dynatrace® integrates three user experience capabilities into one Digital Experience Management solution—Real User Monitoring (“RUM”), Synthetic Monitoring, and Session Replay. We believe this integration simplifies use, accelerates adoption, and increases value for our customers.
Dynatrace® RUM automatically captures every user click, tap, and swipe, regardless of device, across targeted applications. This capability is designed to enables our customers to quickly determine the impact that performance has on their conversion rates and revenue. Dynatrace monitors at a user journey level to preserve a user’s context for analysis, reporting, customer care and cross-channel tracking (e.g., a journey that traverses a mobile device and PC, or IoT devices and mobile device).
Dynatrace® Synthetic Monitoring provides a proactive view into application and API performance and availability without the need for a live user of the application and can do so from multiple locations around the world. In addition, Dynatrace customers can extend test locations and test additional applications via using private on-premises nodes. Simulated user visits are scripted by clicking through an application as a user would, and then provisioned and monitored by our SaaS DEM portal. Our customers use synthetic monitoring for proactive alerting and service level agreement management for both internally built cloud applications as well as for monitoring and third-party applications, such as Salesforce, Zoom, NetSuite, ServiceNow, and more.
Dynatrace® Session Replay provides digital business teams, customer care teams, and DevOps teams a visual recording of a real user’s journey, including what they saw, what they clicked-on, how they traversed the application, and how they converted or where they abandoned. This expands Dynatrace’s® capabilities beyond user experience monitoring and into user behavior monitoring and analysis.
All Dynatrace® DEM capabilities use a common user interface, a common dashboard and reporting system, and a common licensing scheme called “DEM units.” Customers license DEM separately and the license supports all three capabilities.
Digital Business Analytics
Dynatrace® Digital Business Analytics provides real-time, AI-powered answers to business questions using data already flowing through Dynatrace’s APM and DEM modules. By tying user experience, customer behavior, and application performance data together with business metrics, Digital Business Analytics provides automatic answers about conversions, orders, churn, release validation, and customer segmentation. Traditionally, application owners and business users have used disparate, siloed tools and have manually analyzed data, which hampered their ability to run and optimize their digital business offerings in real-time. Dynatrace’s AI engine Davis® is at the core of Digital Business Analytics. Davis® continually learns what expected “normal” business performance looks like and provides proactive answers to issues, enabling faster decision making, greater optimization of resources, and consistently better business outcomes. Over time, we believe Digital Business Analytics could expand our total addressable market by several billion dollars, as we enter and expand our offerings into a segment of the larger Analytics and Business Intelligence market. According to Gartner, the Analytics and Business Intelligence market within the Enterprise Application Software macro-market is estimated to be $27.4 billion globally in 2020.
Cloud Automation
In February 2021, we introduced the Dynatrace® Cloud Automation Module on the Dynatrace® platform. Cloud Automation provides developers, DevOps and SRE teams with an integrated, end-to-end observability platform across production and pre-production cloud environments, bringing together full lifecycle observability with automated delivery pipelines that span multiple clouds. This results in shorter innovation cycles, higher quality software, and faster time to market.

Cloud Automation comes with a fully supported version of Keptn, an open-source initiative, providing customers with an enterprise-grade control plane for cloud-native application lifecycle orchestration. This allows for seamless integration of DevOps toolchains with Dynatrace’s automatic and intelligent platform, extending our openness and support for the broader DevOps ecosystem.
Our Classic Products
Prior to launching Dynatrace® in 2016, our solutions consisted of the following suite of APM products: AppMon, Classic Real User Monitoring, Synthetic Classic and Network Application monitoring, collectively, the Classic products. As of April 2018, the Classic products were only available to customers who had previously purchased these products and as of April 1, 2021, the Classic products reached end of support. The Classic products made up 1% of Total ARR at the end of March 2021.
Research and Development
Our research and development (“R&D”) organization is responsible for designing, developing, testing, and operating all aspects of our software intelligence offerings, including addressing new use cases, adding new innovative capabilities, extending the scale and scope of our technology, and embracing modern cloud and AI technologies while maintaining high quality.
We utilize an agile development process with 100% test automation to deliver approximately 25 major software releases per year and hundreds of minor releases, fixes and currency updates. We believe the full-stack monitoring required by dynamic multicloud environments requires a highly efficient and agile process to enable high-performing software across the diverse, dynamic cloud ecosystems of our customers.
Our primary R&D labs are in Austria, Poland, and Spain. We believe that our extensive European lab network is an advantage in driving lower costs, higher quality software, and a more stable workforce.
Customers
As of March 31, 2021, we had more than 2,900 customers in 90 countries. Our customers reflect diverse industries and include Air Canada, American Fidelity Assurance, Asics, BT Consumer, Dish Network Corporation, KeyBank, The Kroger Co., Porsche Informatik GmbH, SAP SE, Temenos AG, and U-Haul. No organization or customer accounted for more than 10% of our revenue for the years ended March 31, 2021, 2020, and 2019.
Sales and Marketing
We take Dynatrace® to market through a combination of our global direct sales team and a network of partners, including resellers, system integrators and managed service providers. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion, which we believe see more value from our integrated full-stack platform.
Our sales and marketing organizations seek to promote the Dynatrace brand, our platform capabilities, and develop partnerships to drive revenue growth. We utilize a variety of go-to-market strategies, including search-engine optimization, online advertising, free software trials, events, online webinars, and broad content marketing strategies. We nurture our existing customer base through ongoing education, and training, including upsell and cross-sell opportunities. We do this primarily through our digital online channels, such as the Dynatrace News blog, Dynatrace Community, and Dynatrace University, as well as our customer event series ‘Perform and DynatraceGo!’ – which caters to more than 10,000 customers and prospects across 11 events globally.
Partners
We develop and maintain partnerships that help us market and deliver our products to our customers around the world. Our mission is to bring together industry experts and hands-on practitioners to create a world-class partner network. In addition, our partner network extends the sales reach of the Dynatrace® platform providing new sales opportunities, renewals of existing subscriptions, as well as upsell and cross-sell opportunities. Our partner network includes:
•Cloud providers. We work with many of the major cloud providers to increase awareness of our products and make it easy for customers to access our software. Our software is developed to run in and integrate with leading cloud providers, such as, AWS, Azure, and Google Cloud Platform. Our customers are also able to procure our software through leading marketplaces such as AWS, Azure, SAP, Google and IBM.
•Resellers. Our resellers market and sell our products throughout the world and provide a go-to-market channel in regions where we do not have a direct presence, such as Africa, the Middle East, and Russia.
•Technology alliance partners. We partner with leading innovative technology organizations such as Atlassian, Red Hat, ServiceNow, and VMWare to develop integrations, best practices, and extended capabilities that help our customers and solution partners achieve faster time to market and enhanced value in dynamic multicloud environments.

•System integrators. We have a network of systems integrators, both global and regional, that help joint customers integrate our products into their multicloud ecosystems. These partners extend our scale and reach and collaborate with our direct sales teams, bringing domain expertise in technologies and industries along with additional offerings powered by Dynatrace®.
Professional Services
Our Dynatrace Services Organization empowers our customers to innovate, automate, and transform the way they work with the Dynatrace Platform. Our Services organization is comprised of a global team of highly skilled consultants, performance analysts, architects, and certified partners with thousands of hours of transformation project engagements and modernized cloud certifications across all major technologies. Our expertise and cloud modernization practices cover cloud ecosystem integration, automated incident management and problem resolution, DevOps CI/CD integration, user experience, business intelligence insights, digital business analytics, and more.
Dynatrace University is our global on-line, self-service education program that provides several learning options for customers and partners to develop their skills around monitoring, managing, integrating, and analyzing multicloud environments and application workloads with Dynatrace.
Support and SaaS Operations
Dynatrace ONE is our innovative onboarding and support service focused on simplifying and streamlining the experience our customers have with the company and our products. This service is delivered by a global team of product specialists, customer success managers, and support engineers. Dynatrace ONE uses in-product chat as the primary vehicle for customer interaction to drive adoption and growth, as well as to handle issues and user questions. We maintain a SaaS-like connection to tenants and clusters, both in the cloud and managed on customer provisioned infrastructure, using our “Mission Control” system, which allows us to streamline communication and accelerate resolution of issues. Dynatrace ONE is offered to all Dynatrace customers free of charge and includes automatic product updates and upgrades, online access to documentation, knowledge base, and discussion forums as well as access to Dynatrace University. Dynatrace ONE is comprised of technical personnel distributed across three territories and provides global coverage during normal business hours, and across multiple languages.
Dynatrace ONE Premium is an extra level of success and support services for customers who want to accelerate their adoption of our platform, increase their access to support globally 24/7, and extend their hours of expert coverage. Dynatrace ONE Premium offers dedicated expertise for customers with designated Product Specialists and Customer Success Managers familiar with the customer’s environment, goals, and challenges to provide a customized success plan.
We proactively monitor our customers’ Dynatrace® installations around the world, whether tenants are shared in the cloud or managed on customer-provisioned infrastructure. We operate our SaaS offerings in geographic locations across North America, Europe and Asia within AWS, combined with worldwide coverage of synthetic nodes in approximately 88 different datacenters including AWS, Microsoft Azure, Google Cloud Platform and Alibaba Cloud Services. Our Dynatrace Security Team develops new process and technology controls, while we also employ third party firms for penetration tests, security audits, and security testing.
Intellectual Property
Dynatrace relies on a combination of patent, copyright, trademark, trade dress, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures, and restrictions provide only limited protection. As of March 31, 2021, we had 84 issued patents, 67 of which are in the United States, and 29 pending applications, of which 21 are in the United States. Our issued patents expire at various dates through April 2039. We cannot be assured that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow the scope of the claims sought. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
We have registered “Dynatrace” and the “Dynatrace” logo as trademarks in the United States and other jurisdictions for our name and our product as well as certain other words and phrases that we use in our business, including “One Agent”, “PurePath”, “SmartScape” and “Davis”. We have registered numerous Internet domain names related to our business. We also license software from third parties for integration into our applications and utilize open-source software.
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
Competition
The market for software application monitoring and analytics solutions is evolving, complex, and defined by changing technology and customer needs. We expect competition to intensify in the future as competitors bundle new and more competitive offerings with their existing products and services, and as products and product enhancements are introduced into our markets. As we have expanded our capabilities beyond traditional APM, we increasingly compete with a wider range of vendors. We expect competition to continually evolve as enterprises shift to dynamic multicloud environments and as more mature vendors look to provide a holistic approach to monitoring.
We compete either directly or indirectly with:
•APM vendors, such as Cisco and New Relic;
•Infrastructure monitoring vendors, such as BMC, Datadog, and Nagios;
•DEM vendors, such as Akamai and Catchpoint;
•Application Security vendors, such as Palo Alto Networks, Synopsys, and Veracode;
•Open source and commercial open source vendors such as Elastic and Grafana;
•Point solutions from public cloud providers; and
•IT operations management, AIOps, and business intelligence providers with offerings that cover some portion of the capabilities we provide.
In addition to the above companies, we also face potential competition from vendors in adjacent markets that may offer capabilities that overlap with ours. We may also face competition from companies entering our market, including large technology companies which that could expand their platforms or acquire one of our competitors.
The principal competitive factors in our markets are:
•artificial intelligence capabilities;
•automation;
•product features, functionality, and reliability;
•ease and cost of deployment, use and maintenance;
•deployment options and flexibility;
•customer, technology, and platform support;
•ability to easily integrate with customers software application and IT infrastructure environments;
•the quality of data collection and correlation;
•interoperability and ease of integration; and
•brand recognition.
While we believe we compete favorably on the basis of the foregoing factors, we may be at a competitive disadvantage to certain of our current and future competitors as they may be able to devote greater resources to the development and improvement of their products and services than we can and, as a result, may be able to respond more quickly to technological changes and customers’ changing needs. Moreover, because our market is changing rapidly, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid product development cycles or lower marketing costs, could introduce new products and services that disrupt the manner in which our all-in-one, highly automated approach addresses the needs of our customers and potential customers.
Human Capital Management
Headcount
We believe that our success is in large part due to the drive, creativity and the overall strength of our workforce. As of March 31, 2021, we had 2,779 employees operating within 30 countries, with 64% outside of the United States including 676 within Austria. In countries in which we operate we are subject to local labor law requirements. None of our employees are represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are strong.
The health and safety of our colleagues and anyone who enters our workplace around the world is of paramount importance to us. During this past fiscal year, as a result of the COVID-19 pandemic, we instituted a work from home policy to keep our employees safe in accordance with local and national health agency guidelines. Our senior leadership communicated frequently regarding the impacts of COVID-19 on the workforce and the Company and our work from home arrangement, while initiating new protocols across all offices under the direction of our COVID-19 task force. We established workplace health and safety standards based on guidance from local public health authorities, and that reflect local business necessities, and differences in laws, culture and employee needs. We also surveyed our employee base and we believe that our employees adopted well to working from home. We are planning to return to the office as the pandemic recedes and safety concerns are abated.
Compensation and Benefits
Our compensation program is designed to attract, reward and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We believe that our employees should have a strong work/life balance, develop and grow personally and professionally, and be able to save for their future. We provide employees with industry-competitive compensation and benefits, including retirement savings programs, the opportunity to invest in Dynatrace at a discount through the ESPP, and medical, dental, vision, and life and disability plans. Our benefits vary around the world due to local country regulations and cultural preferences.
Diversity and Inclusion
We believe that an equitable and inclusive environment comprised of diverse teams produces more creative solutions, results in better and more innovative products, and is important to our efforts to attract and retain key talent. We are focused on building an inclusive culture and sustaining a diverse workforce through a variety of company initiatives, such as training for employees around unconscious bias and other diversity and inclusion-related topics designed to create a culture of belonging. We also provide resources and training to employees to ensure that as we continue to grow, we are hiring people of all types. Additionally, Dynatrace continues to be recognized as an employer of choice clinching awards around the globe in 2020 and 2021. Some notable awards include being named one of the Top 10 Highest-Rated Cloud Companies to Work For by Battery Ventures & Glassdoor, #1 IT company in Austria, #1 Company in Upper Austria and #6 Company overall in Austria ranked by Trend in cooperation with Statista, Kununu, and XING, Top Workplaces USA, BuiltIn Boston’s Best Large Companies to Work For, Detroit Free Press’ Top Workplace list. Dynatrace was also honored in a number of categories by Comparably’s workplace awards including Best CEOs, Best Company Outlook, Best Company Global Culture and Best Places to Work in Boston, to name a few.
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
The Dynatrace design logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report are the property of Dynatrace LLC. This Annual Report includes our trademarks and trade names, including, without limitation, Dynatrace®, OneAgent®, SmartScape®, PurePath® and Davis®, which are our property and are protected under applicable intellectual property laws. Other trademarks and trade names referred to in this Annual Report are the property of their respective owners.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on the Investor Relations section of our website at www.dynatrace.com as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically.
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
Risks Related to Our Business and Industry
We have experienced rapid subscription revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2019 to the year ended March 31, 2020, our subscription revenue grew 39% from $349.8 million to $487.8 million, respectively. From the year ended March 31, 2020 to the year ended March 31, 2021, our subscription revenue grew 34% from $487.8 million to $655.2 million, respectively. From the year ended March 31, 2019 to the year ended March 31, 2020, subscription revenue as a percentage of total revenue grew from 81% to 89%, respectively. From the year ended March 31, 2020 to the year ended March 31, 2021, subscription revenue as a percentage of total revenue grew from 89% to 93% respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:
•our ability to attract new customers and retain and increase sales to existing customers;
•our ability to continue to expand customer adoption of our Dynatrace® platform;
•our ability to develop our existing platform and introduce new solutions on our platform;
•continued growth of cloud-based services and solutions;
•our ability to continue to develop and offer products and solutions that are superior to those of our competitors;
•our ability to retain customers;
•our ability to expand into new geographies and markets, including the business intelligence, data analytics, and application security markets; and
•our ability to hire and retain sufficient numbers of sales and marketing, research and development and general and administrative personnel, and expand our global operations.
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
•our ability to expand into new geographies and markets, including the business intelligence, data analytics, and application security markets;
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
As a result of the COVID-19 pandemic, we have temporarily closed or limited occupancy of our global offices, including our corporate headquarters and research and development labs, and suspended company-related travel to align with local guidance. Substantially all Dynatrace employees globally are working from home. We shifted our annual Sales Kickoff and other events including Perform 2021 to virtual-only experiences, and have either canceled or changed other customer and industry events to remote and online participation experiences. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. These changes may disrupt the way we operate our business. Given that the economic consequences of the COVID-19 pandemic have been exceptionally challenging for certain of our customers and prospects, we changed how we spend on marketing and lead generation activities, putting an increased focus on digital, on-line marketing and lead generation.
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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the disruption caused by such actions, the efficacy of vaccines and rates of vaccination in various states and countries, and the impact of these and other factors on our employees, customers, partners, vendors and the global economy. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
•effectively identify, attract, on-board, train, develop, motivate and retain new sales, marketing, professional services and support personnel in the markets we pursue;
•develop or expand relationships with technology partners, systems integrators, resellers, online enterprise marketplaces and other partners including hyperscalers such as Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM Red Hat and others, some of which may also compete with us;
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
Our ability to increase our customer base and achieve broader market acceptance of our solutions will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including lead generation activities and brand awareness campaigns, such as our industry events, webinars and user events with an increased investment in digital or online activities. If we are unable to effectively identify, hire, on-board, train, develop, motivate and retain talented sales personnel or marketing personnel or if our new sales personnel or marketing personnel or online investments are unable to achieve desired productivity levels in a reasonable period of time, our ability to increase our customer base and achieve broader market acceptance of our applications could be harmed.
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
We compete either directly or indirectly with application performance monitoring vendors such as Cisco, Broadcom, and New Relic, infrastructure monitoring vendors such as Datadog and Nagios, Digital Experience Management vendors such as Akamai and Catchpoint, point solutions from cloud providers such as Amazon Web Services, or AWS, Microsoft Azure and Google Cloud Platform, and other business intelligence and monitoring and analytics providers that provide some portion of the services that we provide. Our competitors may have longer-term and more extensive relationships with our existing and potential customers that provide them with an advantage in competing for business with those customers. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software application performance monitoring, data analytics, compliance or network visibility vendors, it could adversely affect our ability to compete.
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team, including our CEO and other executive officers. The members of our senior management team are employed on an at-will basis, which means that they are not contractually obligated to remain employed with us and could terminate their employment with us at any time. Accordingly, and in spite of our efforts to retain our senior management team, any member of our senior management team could terminate his or her employment with us at any time and go to work for one of our competitors, after the expiration of any applicable non-compete period, which may be difficult to enforce depending on the circumstances. The loss of one or more members of our senior management team, particularly if closely grouped, could adversely affect our ability to formulate and execute our business plan and thus, our business, operating results and prospects could be adversely affected. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train and integrate strategic hires, our business, operating results and financial condition could be adversely affected.
We rely on highly skilled personnel and, if we are unable to attract, retain or motivate substantial numbers of qualified personnel or expand and train our sales force, we may not be able to grow effectively.
Our success largely depends on the talents and efforts of key technical, sales and marketing employees and our future success depends on our continuing ability to effectively identify, hire, on-board, train, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry is intense and often leads to increased compensation and other personnel costs. In addition, competition for employees with experience in our industry can be intense, particularly in Europe, where our research and development operations are concentrated and where other technology companies compete for management and engineering talent. Our continued ability to compete and grow effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees.
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
At March 31, 2021, we had approximately $425.0 million of aggregate indebtedness, as defined in the Credit Agreement, consisting of $401.1 million outstanding under our first lien term loan facility, $15.6 million outstanding under a $25.0 million letter of credit sub-facility and $9.2 million in unamortized debt issuance fees. Under our first lien term loan facility, we are required to repay approximately $2.4 million of principal at the end of each quarter (commencing March 31, 2019) and are required to pay accrued interest on the last day of each interest accrual period. During the second quarter of fiscal 2020, we repaid all outstanding borrowings and accrued interest under our second lien term loan facility and recognized a loss on debt extinguishment of $2.7 million within “Interest expense, net” in the consolidated statements of operations for the year ended March 31, 2020. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $12.5 million, $39.6 million, and $41.0 million during the years ended March 31, 2021, 2020, and 2019, respectively.
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
Our Credit Facility also contains numerous affirmative covenants, including financial covenants. Even if our Credit Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants. For a more detailed description of our indebtedness, see Note 9 to our consolidated financial statements.
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
Security incidents have become more prevalent across industries and may occur on our systems, or on the systems of third parties we use to host our solutions or SaaS solutions that we use in the operation of our business, or on those third party hosting platforms on which our customers’ host their systems. These security incidents may be caused by or result in but are not limited to security breaches, computer malware or malicious software, ransomware, computer hacking, denial of service attacks, security system control failures in our own systems or from vendors we or our customers use, email phishing, software vulnerabilities, social engineering, sabotage, drive-by downloads and the malfeasance of our own or our customers’ employees. In particular, because we utilize a multi-tenant platform, any security breach could potentially affect a significant amount of our customers. The consequences of a security incident may be more severe if customers have chosen to configure our platform to collect and store confidential, personal, sensitive or proprietary information. Such security incidents, whether intentional or otherwise, may result from actions of employees, hackers, criminals, nation states, vendors, contractors, customers or other threat actors. We have experienced a small number of email phishing attacks that resulted in the compromise of a limited number of email accounts. Although we have taken significant measures to detect, effectively remediate and prevent future phishing and other attacks and security threats, we cannot be certain that our efforts will be effective to prevent and remediate all attacks and security threats.
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
We have administrative, technical, and physical security measures in place, as well as policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures. We also proactively employ multiple methods at different layers of our systems to defend against intrusion and attack and to protect our data. However, because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against or even penetrate a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. We may therefore experience security breaches that may remain undetected for extended periods of time. For example, in December 2020 it was widely reported that SolarWinds, an information technology company, was the subject of a cyberattack earlier in September 2019 where the SUNBURST malicious code was injected into builds of their Orion software platform that created security vulnerabilities to customers who use Orion. We used SolarWinds Orion software and upon learning of the incident, we took recommended actions to detect any unauthorized access as well as mitigate the compromised system. More recently, SolarWinds provided an update from its investigations regarding the deployment of the malicious tool into its build environment. However, the full extent and consequences of the cyberattack may not be fully understood and, in the future, it is possible that our systems and/or data may be compromised as a result of this incident. While we do not believe at this time that the SolarWinds matter had a material impact on our systems or operations, should new or different information come to light establishing that the intrusion is broader than now known, it could have a broader impact on our systems and operations and we could incur significant costs in responding to such intrusion. This is likewise true in the event SolarWinds has an impact on our supply chain or vendors in ways that are not yet known. A vendor breach could spread to our own systems or affect our operations or financial systems in material ways we cannot yet anticipate.
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
As of March 31, 2021, we had 84 issued patents, 67 of which are in the United States, and 29 pending applications, of which 21 are in the United States. Our issued patents expire at various dates through April 2039. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Internationally, virtually every jurisdiction in which we operate has established its own privacy, data protection and/or data security legal framework with which we or our customers must comply, including but not limited to the European Union. In the EU, data protection laws are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the GDPR, which became effective and enforceable across all then-current member states of the EU on May 25, 2018 and contains numerous requirements and changes from prior EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including heightened notice and consent requirements, greater rights of data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements, such as failure to accurately maintain required documentation as a data processor or controller under Article 30 and other provisions of the GDPR. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. The GDPR applies to any company established in the EU as well as any company outside the EU that processes personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. Moreover, the GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Following the U.K.’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the U.K. and EU as of January 1, 2021, the GDPR has been incorporated into U.K. domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (‘U.K. GDPR’). U.K.-based organizations doing business in the EU will need to continue to comply with the EU GDPR. Further, there is uncertainty with regard to how data transfers to and from the U.K. will be regulated.
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
In the United States, California enacted the California Consumer Privacy Act (“CCPA”), on June 28, 2018, which became effective on January 1, 2020. The CCPA gives California residents rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
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
Certain other state laws impose similar privacy obligations and we also expect anticipate that more states to may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Virginia has recently passed its own data protection law, the Consumer Data Protection Act, which will go into effect on January 1, 2023, at the same time as the CPRA. The Virginia Consumer Data Protection Act is similar to the CCPA with respect to its requirements and provides for civil penalties; however there is no private right of action.
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
For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits, in each case, as modified by the CARES Act (as defined below). In addition, on March 27, 2020, former President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the “CARES Act”, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Under the CARES Act, the limitation of the tax deduction for net operating losses to 80% of taxable income applies only to taxable years beginning after December 31, 2020 and net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Further, under the CARES Act, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income is increased to 50% of adjusted taxable income for 2019 and 2020.
It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated, or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.
The spin-off of Compuware and the spin-off of SIGOS were taxable transactions for us, and we are subject to tax liabilities in connection with such transactions.
Neither the spin-off of Compuware, or the Compuware Spin-Off, nor the spin-off of SIGOS, or the SIGOS Spin-Off, qualified as a tax-free spin-off under Section 355 or other provisions of the Internal Revenue Code, or the Code. Corporate-level U.S. federal, state and local taxes, were paid by us in connection with the Compuware Spin-Off and in connection therewith, Compuware distributed to us $265.0 million pursuant to a Master Structuring Agreement. These taxes were generally based upon the gain computed as the difference between the fair market value of the Compuware assets distributed and the adjusted tax basis in such assets. The actual amount of our tax liability relating to the Compuware Spin-Off included on the filed tax returns was $231.8 million. We did not have sufficient losses available to fully offset the gain we realized as a result of the Compuware Spin-Off. We do not believe we incurred any material tax liabilities in connection with the SIGOS Spin-Off because the estimated fair market value of the SIGOS assets was materially similar to the adjusted tax basis in such assets.
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
Revenue from customers located outside of the United States represented 49%, 45% and 46% for the years ended March 31, 2021, 2020 and 2019, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:
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
For customers who purchase our Dynatrace platform, whether they purchase SaaS or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the year ended March 31, 2021, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
We sell our solutions to U.S. federal and state and foreign governmental agency customers, often through our resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Government demand and payment for our solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business including business with governmental agencies across the country involved. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.
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
As a multinational corporation, we are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and in determining the realizability of tax attributes such as foreign tax credits and other domestic deferred tax assets. From time to time, we are subject to income and non-income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, operating results, and financial condition.
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations, or rates, changing interpretation of existing laws or regulations, the impact of accounting for share-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our results of operations.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $56.94 through March 31, 2021. Factors that could cause fluctuations in the trading price of our common stock include the following:
•announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•changes in how customers perceive the benefits of our platform;
•shifts in the mix of billings and revenue attributable to perpetual licenses, term licenses and SaaS subscriptions from quarter to quarter;
•departures of our CEO, one or more executive officers, senior management or other key personnel;
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
Furthermore, as of March 31, 2021 we were no longer considered to be an emerging growth company, and we are now required to comply with Section 404 of the Sarbanes-Oxley Act. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
We previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to audit such internal control.
In connection with the audit of our financial statements as of and for the fiscal year ended March 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness is related to accounting for income taxes in connection with the preparation and review of our global tax provision, and particularly in the area of realizability of tax attributes such as foreign tax credits and other domestic deferred tax assets. During the fiscal year ended March 31, 2021, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of March 31, 2021. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 29.8% of our issued and outstanding shares of common stock as of March 31, 2021. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation or other business combination;
•raising future capital; and
•amending our charter and bylaws, which govern the rights attached to our common stock.
Additionally, for so long as Thoma Bravo beneficially owns at least (i) 20% (but less than 30%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 30% of the total number of directors (but in no event fewer than two directors); (ii) 10% (but less than 20%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 50% of the total number of directors (but in no event fewer than one director); and (iii) at least 5% (but less than 10%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate one director to our board of directors.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Waltham, Massachusetts and consists of approximately 50,000 square feet of space under a lease that expires in September 2027. In addition to our headquarters, we lease approximately 47,000 square feet of space in Detroit, Michigan under a lease that expires in January 2025. Our primary research and development facilities are located in Linz, Austria, Gdansk, Poland, and Barcelona, Spain, and consist of approximately 96,000, 49,000, and 24,000 square feet, respectively. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space to accommodate expansion of our operations.
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

Holders of Record
As of May 25, 2021, there were 165 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.
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

Comparison of Cumulative Total Return
$420
$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
8/1/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
Dynatrace, Inc.
S&P 500
S&P 500 IT

	Base Period
	8/1/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021
Dynatrace, Inc.	$100.00	$78.28	$84.36	$84.32	$154.55	$226.54	$307.97	$410.23
S&P 500	$100.00	$100.78	$110.17	$97.68	$102.65	$116.51	$143.68	$178.19
S&P 500 Information Technology	$100.00	$100.25	$114.54	$114.86	$145.38	$191.12	$253.65	$319.00
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” under Part I, Item 1A. in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on March 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We offer the market-leading software intelligence platform, purpose-built for dynamic multicloud environments. As enterprises embrace the cloud to effect their digital transformation, our all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. With automatic and intelligent observability, our all-in-one platform delivers precise answers about the performance and security of applications, the underlying infrastructure and the experience of all users to enable organizations to innovate faster, simplify cloud complexity, collaborate more efficiently, and secure cloud-native applications. We designed our software intelligence platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for consistently better business outcomes. As a result, as of March 31, 2021, our products are trusted by approximately 2,900 Dynatrace customers in 90 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
Since we began operations, we have been a leader within the application performance monitoring and observability spaces. In 2014, we leveraged the knowledge and experience of the same engineering team that founded Dynatrace to develop a new platform, the Dynatrace Software Intelligence Platform, from the ground up with automation and intelligence at its core to address the complexity of modern, dynamic multiclouds and the applications that run on them.
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
We deploy our platform as a SaaS solution, with the option of retaining the data in the cloud, or at the edge in customer-provisioned infrastructure, which we refer to as Dynatrace® Managed. The Dynatrace® Managed offering allows customers to maintain control of the environment where their data resides, whether in the cloud or on-premises, combining the simplicity of SaaS with the ability to adhere to their own data security and sovereignty requirements. Our Mission Control functionality automatically upgrades all Dynatrace® instances and offers on-premise cluster customers auto-deployment options that suit their specific enterprise management processes.
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance Module and extended with our Infrastructure Monitoring, Digital Experience Monitoring, Digital Business Analytics, Application Security, or Cloud Automation Modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and is the primary offering we sell. Dynatrace® customers increased to 2,936 as of March 31, 2021 from 2,373 as of March 31, 2020.
Our Classic products include AppMon, Classic Real User Monitoring, or RUM, Network Application Monitoring, or NAM, and Synthetic Classic. As of April 2018, these products are only available to customers who had previously purchased them and were sunset as of April 1, 2021.
Coronavirus (COVID-19) Impact
The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict. These factors may adversely impact business spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis.
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

While the implications of the COVID-19 pandemic remain uncertain, we plan to continue to make investments to support business growth. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, develop new products and applications to extend the functionality of our products, and provide a high level of customer service. We expect to continue to invest in sales and marketing to support customer growth. We also expect to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our products. We also intend to maintain a high level of customer service and support which we consider critical for our continued success. We also expect to continue to incur general and administrative expenses to support our business and to maintain the infrastructure required to be a public company. We intend to use our cash flow from operations to fund these growth strategies and support our business despite the potential impact from the COVID-19 pandemic. See the section titled “Risk Factors” included under Part I, Item 1A for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
•Grow our customer base.    We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion. We added 584 new customers during the year ended March 31, 2021. In addition, we expect to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work jointly with our partners. In other geographies, such as Africa, Japan, the Middle East, Russia and South Korea, we utilize a multi-tier “master reseller” model.
•Increase penetration within existing customers.    We plan to continue to increase penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. Our Dynatrace® net expansion rate has been above 120% for the last twelve quarters.
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
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Number of Dynatrace® Customers	2,936	2,794	2,594	2,458	2,373	2,208	1,828	1,578
Total ARR (in thousands)	$774,090	$721,995	$638,063	$601,376	$572,759	$534,491	$470,905	$437,622
Dynatrace® Net Expansion Rate	120%+	120%+	120%+	120%+	120%+	120%+	120%+	120%+
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
Annual Recurring Revenue (“ARR”):    We define annual recurring revenue, or ARR, as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage. Total ARR was $774 million as of March 31, 2021. Over the past year, Total ARR has grown by $201 million, or 35%. This growth was the result of a $62 million increase in ARR from new customer additions, a $128 million increase in ARR from the expansion of existing customers on the Dynatrace® platform, and an $11 million increase in ARR as a result of expansion at the time of conversion from our Classic customers, net of churn.
Dynatrace® Net Expansion Rate:    We define the Dynatrace® net expansion rate as the Dynatrace® ARR at the end of a reporting period for the cohort of Dynatrace® accounts as of one year prior to the date of calculation, divided by the Dynatrace® ARR one year prior to the date of calculation for that same cohort. Dynatrace® net expansion rate has been above 120% for 12 consecutive quarters.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the impact of tax return to provision true-ups resulting from changes in estimates to the reorganization transaction tax and the corresponding impact to the uncertain tax positions, (2) differing tax rates and regulations in foreign jurisdictions, (3) differences in accounting and tax treatment of our share-based compensation, and (4) foreign withholding taxes. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.
Immaterial Revision of Previously Issued Consolidated Financial Statements
During the fourth quarter of fiscal 2021, we identified an immaterial error in the calculation of our income tax provision for the year ended March 31, 2020. Accordingly, the results for the year ended March 31, 2020 have been adjusted to incorporate the revised amounts, where applicable, as further described in Note 7 of the notes to the consolidated financial statements in this Annual Report.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Fiscal Year Ended March 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$655,180	93%	$487,817	89%	$349,830	81%
License	1,446	—%	12,686	3%	40,354	9%
Service	46,883	7%	45,300	8%	40,782	10%
Total revenue	703,509	100%	545,803	100%	430,966	100%
Cost of revenue:
Cost of subscription	77,488	11%	73,193	13%	56,934	13%
Cost of service	34,903	5%	39,289	7%	31,529	7%
Amortization of acquired technology	15,317	2%	16,449	4%	18,338	5%
Total cost of revenue (1)	127,708	18%	128,931	24%	106,801	25%
Gross profit	575,801	82%	416,872	76%	324,165	75%
Operating expenses:
Research and development (1)	111,415	16%	119,281	22%	76,759	18%
Sales and marketing (1)	245,487	35%	266,175	49%	178,886	42%
General and administrative (1)	92,219	13%	161,983	30%	91,778	21%
Amortization of other intangibles	34,744	5%	40,280	7%	47,686	11%
Restructuring and other	40		1,092		1,763
Total operating expenses	483,905		588,811		396,872
Income (loss) from operations	91,896		(171,939)		(72,707)
Other expense, net	(14,043)		(46,594)		(67,204)
Income (loss) before income taxes	77,853		(218,533)		(139,911)
Income tax (expense) benefit	(2,139)		(195,284)		23,717
Net income (loss)	$75,714		$(413,817)		$(116,194)
_________________
(1)Includes share-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$7,307	$18,685	$5,777
Research and development	11,684	38,670	12,566
Sales and marketing	24,153	84,698	24,673
General and administrative	14,640	80,425	28,135
Total share-based compensation expense	$57,784	$222,478	$71,151

Fiscal Years Ended March 31, 2021 and 2020
Revenue

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Subscription	$655,180	$487,817	$167,363	34%
License	1,446	12,686	(11,240)	(89%)
Service	46,883	45,300	1,583	3%
Total revenue	$703,509	$545,803	$157,706	29%
Subscription
Subscription revenue increased by $167.4 million, or 34%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 93% of total revenue for the year ended March 31, 2021 compared to 89% of total revenue for the year ended March 31, 2020.
License
License revenue decreased by $11.2 million, or 89%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020, primarily due to the decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products.
Service
Service revenue increased by $1.6 million, or 3%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020. We generally recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$77,488	$73,193	$4,295	6%
Cost of service	34,903	39,289	(4,386)	(11%)
Amortization of acquired technology	15,317	16,449	(1,132)	(7%)
Total cost of revenue	$127,708	$128,931	$(1,223)	(1%)
Cost of subscription
Cost of subscription revenue increased by $4.3 million, or 6%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $9.7 million and cloud-based hosting costs and software subscriptions of $7.4 million. Partially offsetting this increase was lower share-based compensation of $8.3 million as well as decreases in costs for data centers closed during fiscal 2021.
Cost of service
Cost of service and other revenue decreased by $4.4 million, or 11%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020. The decrease was the result of lower share-based compensation of $3.1 million and decreased travel costs of $2.1 million. Partially offsetting this decrease was increased personnel costs.
Amortization of acquired technologies
For the years ended March 31, 2021 and 2020, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of us in 2014.

Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$577,692	$414,624	$163,068	39%
License	1,446	12,686	(11,240)	(89%)
Service	11,980	6,011	5,969	99%
Amortization of acquired technology	(15,317)	(16,449)	1,132	(7%)
Total gross profit	$575,801	$416,872	$158,929	38%
Gross margin:
Subscription	88%	85%
License	100%	100%
Service	26%	13%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	76%
Subscription
Subscription gross profit increased by $163.1 million, or 39%, during the year ended March 31, 2021 compared to the year ended March 31, 2020. Subscription gross margin increased from 85% to 88% during the year ended March 31, 2021 compared to the year ended March 31, 2020. The increase was primarily due to the growth of the Dynatrace® platform and lower share-based compensation.
License
License gross profit decreased by $11.2 million, or 89%, during the year ended March 31, 2021 compared to the year ended March 31, 2020. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Service
Service gross profit increased by $6.0 million, or 99%, during the year ended March 31, 2021 compared to the year ended March 31, 2020. Service gross margin increased from 13% to 26% during the year ended March 31, 2021 compared to the year ended March 31, 2020. Lower share-based compensation and travel costs increased gross profit by $3.1 million and $2.1 million, respectively, compared to last fiscal year.
Operating Expenses

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$111,415	$119,281	$(7,866)	(7%)
Sales and marketing	245,487	266,175	(20,688)	(8%)
General and administrative	92,219	161,983	(69,764)	(43%)
Amortization of other intangibles	34,744	40,280	(5,536)	(14%)
Restructuring and other	40	1,092	(1,052)	(96%)
Total operating expenses	$483,905	$588,811	$(104,906)	(18%)
Research and development
Research and development expenses decreased by $7.9 million, or 7%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020. The decrease is primarily attributable to lower share-based compensation of $27.0 million, partially offset by a 24% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $15.3 million, and increased cloud-based hosting costs of $2.6 million.

Sales and marketing
Sales and marketing expenses decreased by $20.7 million, or 8%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020. This decrease was primarily due to lower share-based compensation of $60.5 million and lower travel expenses of $11.1 million, partially offset by a 25% increase in headcount, resulting in an increase of $31.2 million in personnel costs, and increased advertising and marketing costs of $15.3 million.
General and administrative
General and administrative expenses decreased by $69.8 million, or 43%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020, primarily due to a decrease in share-based compensation of $65.8 million and lower transaction costs of $18.3 million primarily related to the initial public offering completed in fiscal 2020. Partially offsetting this decrease was a 24% increase in headcount, resulting in an increase of $7.4 million in personnel costs, and increased professional fees of $3.5 million. Sponsor related costs were zero and $1.6 million for the year ended March 31, 2020. Sponsor costs were reduced to zero as we stopped incurring these costs upon completion of our initial public offering.
Amortization of other intangibles
Amortization of other intangibles decreased by $5.5 million, or 14%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020. The decrease is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Restructuring and other
Restructuring expenses decreased by $1.1 million, or 96%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020, due to costs incurred in the prior fiscal year for various restructuring activities to achieve our strategic and financial objectives including costs related to a restructuring program designed to align employee resources with our product offering and future plans.
Other Expense, Net
Other expense, net decreased by $32.6 million, or 70%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020. The decrease in other expense was primarily a result of lower interest expense on our term loans as we had less principal outstanding compared to last fiscal year.
Income Tax Expense
Income tax expense decreased by $193.1 million resulting in an expense of $2.1 million for the year ended March 31, 2021, as compared to an expense of $195.3 million for the year ended March 31, 2020. This decrease was primarily due to the tax expense resulting from our reorganization transaction, net of attributes utilized, and related uncertain tax positions during fiscal 2020.
Fiscal Years Ended March 31, 2020 and 2019
Revenue

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Subscription	$487,817	$349,830	$137,987	39%
License	12,686	40,354	(27,668)	(69%)
Service	45,300	40,782	4,518	11%
Total revenue	$545,803	$430,966	$114,837	27%
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
Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$73,193	$56,934	$16,259	29%
Cost of service	39,289	31,529	7,760	25%
Amortization of acquired technology	16,449	18,338	(1,889)	(10%)
Total cost of revenue	$128,931	$106,801	$22,130	21%
Cost of subscription
Cost of subscription revenue increased by $16.3 million, or 29%, for the year ended March 31, 2020 compared to the year ended March 31, 2019. The increase is primarily due to higher share-based compensation of $9.0 million as well as higher personnel costs to support the growth of our subscription cloud-based offering.
Cost of service
Cost of service revenue increased by $7.8 million, or 25%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019. The increase was the result of higher share-based compensation of $3.9 million as well as increased personnel costs to support the increase in use of our consulting and training services to support our new customers.
Amortization of acquired technologies
For the years ended March 31, 2020 and 2019, amortization of acquired technologies includes $16.2 million and $17.7 million, respectively, of amortization expense for technology acquired in connection with the Thoma Bravo Funds’ acquisition of us in 2014, with the remaining balance related primarily to the Qumram acquisition in November 2017.

Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$414,624	$292,896	$121,728	42%
License	12,686	40,354	(27,668)	(69%)
Service	6,011	9,253	(3,242)	(35%)
Amortization of acquired technology	(16,449)	(18,338)	1,889	(10%)
Total gross profit	$416,872	$324,165	$92,707	29%
Gross margin:
Subscription	85%	84%
License	100%	100%
Service	13%	23%
Amortization of acquired technology	(100)%	(100%)
Total gross margin	76%	75%
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
Service
Service gross profit decreased by $3.2 million, or 35%, during the year ended March 31, 2020 compared to the year ended March 31, 2019. Service gross margin decreased from 23% to 13%, during the year ended March 31, 2020 compared to the year ended March 31, 2019. Higher share-based compensation costs decreased gross profit by $3.9 million compared to the last fiscal year.
Operating Expenses

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$119,281	$76,759	$42,522	55%
Sales and marketing	266,175	178,886	87,289	49%
General and administrative	161,983	91,778	70,205	76%
Amortization of other intangibles	40,280	47,686	(7,406)	(16%)
Restructuring and other	1,092	1,763	(671)	(38%)
Total operating expenses	$588,811	$396,872	$191,939	48%
Research and development
Research and development expenses increased $42.5 million, or 55%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019. The increase is primarily attributable to higher share-based compensation of $26.1 million and a 20% increase in headcount and related allocated overhead, as well as other costs to expand our product offerings of $8.1 million. Higher software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering of $3.8 million also contributed to the increase.

Sales and marketing
Sales and marketing expenses increased $87.3 million, or 49%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019, primarily due to higher share-based compensation of $60.0 million. Further contributing to the increase was a 14% increase in headcount, resulting in an increase of $23.1 million in personnel costs.
General and administrative
General and administrative expenses increased $70.2 million, or 76%, for the year ended March 31, 2020, as compared to the year ended March 31, 2019, primarily due to an increase in share-based compensation of $52.3 million and higher transaction costs of $12.8 million related to the initial public offering completed in fiscal 2020. Further contributing to the increase was an increase in personnel costs and insurance costs. Sponsor related costs were $1.6 million and $4.9 million for the years ended March 31, 2020 and 2019, respectively. Sponsor costs declined in 2020 because we stopped incurring these costs upon completion of our initial public offering.
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
Income Tax (Expense) Benefit
Income tax expense increased by $219.0 million resulting in an expense of $195.3 million for the year ended March 31, 2020, as compared to an income tax benefit of $23.7 million for the year ended March 31, 2019. This change was primarily due to an increase in income tax expense as a result of our reorganization transactions during fiscal 2020.
Liquidity and Capital Resources
As of March 31, 2021, we had $325.0 million of cash and cash equivalents and $44.4 million available under our revolving credit facility.
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
Our historical expansion with customers has typically been achieved by executing additional contracts, each with unique pricing and anniversary dates. We are transitioning to a program that combines these contracts into one single, often multi-year contract per customer with one single anniversary date, which may result in variability in the timing and amounts of our billings which could impact the timing of our cash collections from period to period.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the section titled “Risk Factors” included under Part I, Item 1A. However, we believe that our existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Our Credit Facilities
As of March 31, 2021, the balance outstanding under our first lien term loan was $401.1 million and is included in long-term debt on our consolidated balance sheets. We had $44.4 million available under the revolving credit facility after considering $15.6 million of letters of credit outstanding.
All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets. At March 31, 2021, we were in compliance with all applicable covenants pertaining to the First Lien Credit Agreement. Our credit facilities are discussed further in Note 9 of the notes to the consolidated financial statements in this Annual Report.
Summary of Cash Flows

	Fiscal Year Ended March 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities(1)	$220,436	$(142,455)	$147,141
Net cash used in investing activities	(13,879)	(20,613)	(9,250)
Net cash (used in) provided by financing activities	(97,802)	329,392	(161,482)
Effect of exchange rate changes on cash and cash equivalents	3,037	(4,468)	(2,676)
Net increase (decrease) in cash and cash equivalents	$111,792	$161,856	$(26,267)
_________________
(1)    Net cash provided by (used in) operating activities includes cash payments for interest and tax as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(in thousands)
Cash paid for interest	$12,475	$39,568	$40,969
Cash (received from) paid for tax, net	$(7,337)	$266,708	$5,928
Operating Activities
For the year ended March 31, 2021, cash provided by operating activities was $220.4 million as a result of net income of $75.7 million, and adjusted by non-cash charges of $113.6 million and a change of $31.2 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $61.0 million and share-based compensation of $57.8 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $96.5 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, an increase in accounts payable and accrued expenses of $26.6 million driven by the timing of payments, and a decrease in prepaid expenses and other assets of $5.7 million driven by the timing of payments in advance of future services. These changes were partially offset by an increase in accounts receivable of $82.0 million due to the timing of receipts of payments from customers and an increase in deferred commissions of $16.3 million due to commissions paid on new bookings.
For the year ended March 31, 2020, cash used in operating activities was $142.5 million as a result of a net loss of $413.8 million, inclusive of a $255.8 million income tax payment related to the reorganization transactions, and adjusted by non-cash charges of $248.7 million and a change of $22.7 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $222.5 million and depreciation and amortization of $66.3 million, net of deferred income taxes of $46.2 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $91.4 million due to higher subscription sales and timing of amounts billed to customers compared to revenue recognized during the same period, which were partially offset by an increase in deferred commissions of $20.1 million due to commissions paid on new bookings. Further contributing to the change was an increase in prepaid expenses and other assets of $57.6 million related to an increase in income taxes refundable, an increase in accounts payable and accrued expenses of $53.0 million driven by our growth and the timing of payments, and an increase in accounts receivable of $44.0 million in line with higher sales and the timing of cash collections between the two periods.
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
Investing Activities
Cash used in investing activities during the year ended March 31, 2021 was $13.9 million, as a result of the purchases of property and equipment of $14.1 million and capitalized software additions of $0.3 million, gross of $0.5 million of derecognized software costs.
Cash used in investing activities during the year ended March 31, 2020 was $20.6 million, as a result of the purchases of property and equipment of $19.7 million and capitalized software additions of $0.9 million.
Cash used in investing activities during the year ended March 31, 2019 was $9.3 million, as a result of purchases of property and equipment of $7.4 million and capitalized software additions of $1.9 million.
Financing Activities
Cash used in financing activities during the year ended March 31, 2021 was $97.8 million, primarily as a result of repayments of our term loans of $120.0 million, partially offset by proceeds from the exercise of our stock options of $13.1 million and proceeds from our employee stock purchase plan of $9.2 million.
Cash provided by financing activities during the year ended March 31, 2020 was $329.4 million, primarily as a result of net proceeds from our initial public offering of $590.3 million and a contribution received for our tax obligation generated by our reorganization transactions of $265.0 million, which were partially offset by repayments on our term loans of $515.2 million, settlement of deferred offering costs of $5.0 million, and installments related to an acquisition of $4.7 million.
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

The following table summarizes our payments under contractual obligations as of March 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$57,890	$12,290	$22,757	$12,637	$10,206
First Lien Term Loan - principal (1)	401,125	—	—	401,125	—
First Lien Term Loan - interest (2)	42,178	9,592	19,210	13,376	—
Revolving credit facility (3)	—	—	—	—	—
Total	$501,193	$21,882	$41,967	$427,138	$10,206
________________
(1)    The amounts included in the table above represent principal maturities only.
(2)    Amounts represent estimated future interest payments on borrowings under our First Lien Term Loan, which were estimated using the interest rate effective at March 31, 2021 multiplied by the principal outstanding on March 31, 2021. The First Lien Term Loan consists of $401.1 million currently bearing interest at 2.4%.
(3)    As of March 31, 2021, we had no outstanding borrowings under our revolving credit facility, $15.6 million of letters of credit outstanding, and $44.4 million was available for borrowing under our revolving credit facility.
As of March 31, 2021, we had accrued liabilities related to uncertain tax positions, which are reflected in our consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.
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
The identification of our performance obligations involves review and consideration for the contractual terms, the implied rights of our customers, if any, product demonstrations and published website and marketing materials. Our performance obligations consist of (i) subscription and support services, (ii) licenses for our Classic products, and (iii) professional and other services. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on their relative standalone selling price. We determine standalone selling price, or SSP, for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with our overall pricing objectives, taking into consideration the type of subscription services and professional and other services. SSP also reflects the amount we would charge for that performance obligation if it were sold separately in a standalone sale, and the price we would sell to similar customers in similar circumstances. We have determined that our pricing for software licenses and subscription services is highly variable and we therefore allocate the transaction price to those performance obligations using the residual approach.

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
Share-based Compensation
We historically issued Management Incentive Units (“MIUs”) and Appreciation Units (“AUs”) under the Management Incentive Unit Plan, or the MIU Plan. Following the IPO, we ceased granting awards under the MIU Plan, and all outstanding awards were converted into shares of common stock, restricted stock, and restricted stock units under the Amended and Restated 2019 Equity Incentive Plan, or the 2019 Plan. Under the 2019 Plan, we have granted stock options, restricted stock awards, restricted stock units to certain key employees and non-employee directors. For further information see Note 13 of the notes to the consolidated financial statements in this Annual Report.
Compensation expense relating to share-based payments is recognized in earnings using a fair-value measurement method. We use the straight-line attribution method of recognizing compensation expense over the vesting period. Forfeitures are accounted for in the period in which the awards are forfeited.
Prior to our IPO, the fair value of the MIUs and AUs were estimated on the date of grant using the option-pricing model, or OPM, or a hybrid of the probability-weighted expected return method and the option-pricing model, which we referred to as the hybrid method. Use of the OPM model and hybrid method required that we make assumptions as to the volatility of our equity awards, the expected term to expiration or a liquidity event, and the risk-free interest rate for a period that approximates the expected term of our equity awards. The computation of expected volatility was based on the historical volatility of a group of publicly traded peer companies. We used the simplified method prescribed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of units granted to employees and directors. We based the expected term of options granted to non-employees on the contractual term of the units. We determined the risk-free interest rate by reference to the U.S. Constant Maturity Treasury yield curve in effect as of the valuation date with the maturity matching the expected term.
The following key assumptions were used to determine the fair value of the MIUs and AUs during the years ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Expected volatility	35% - 55%	50% - 60%
Expected term (years)	0.5 - 1.25	1.0 - 1.5
Risk-free interest rate	1.86% - 2.09%	2.33% - 2.40%
Subsequent to our IPO, the fair value of each new equity award and purchase right under the employee stock purchase plan is estimated on the date of grant. We estimate the fair value of each option award and purchase right using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards is based on the closing price of our common stock as reported on the New York Stock Exchange.
Our use of the Black-Scholes option-pricing model requires that we make assumptions as to the volatility of our stock options and purchase rights under our 2019 Employee Stock Purchase Plan, or the ESPP, the expected term to expiration or a liquidity event, and the risk-free interest rate for a period that approximates the expected term of our stock options and purchase rights under the ESPP. The computation of expected volatility is based on the historical volatility of a group of publicly traded peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The computation of expected term for the stock options is based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ remaining vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The computation of expected term for the purchase rights under the ESPP is based on the offering period, which is six months. We determined the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the award. We use a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.

The following key assumptions were used to determine the fair value of the stock options granted during the years ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Expected volatility	39.3% - 39.8%	37.1% - 38.9%
Expected term (years)	6.1	6.1
Risk-free interest rate	0.4% - 1.1%	0.8% - 1.9%
The following key assumptions were used to determine the fair value of ESPP purchase rights granted during the years ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Expected volatility	35.9% - 55.5%	35.9%
Expected term (years)	0.5	0.5
Risk-free interest rate	0.1% - 1.6%	1.6%
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
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of net tangible and identified net assets acquired. Goodwill and intangible assets that have indefinite lives are not amortized, but rather tested for impairment annually, as of January 1, or more often if and when events or circumstances indicate that the carrying value may not be recoverable. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There were no impairments of goodwill during the years ended March 31, 2021, 2020, and 2019.
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
Impairment of Long-Lived Assets
Long-lived assets, including amortized intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. We estimate fair value using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If circumstances change or events occur to indicate that our fair market value has fallen below book value, then we will compare the estimated fair value of long-lived assets (including goodwill) to its book value. If the book value exceeds the estimated fair value, we will recognize the difference as an impairment loss in our consolidated statements of operations. We did not incur any impairment losses during the years ended March 31, 2021, 2020, and 2019.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of our accompanying audited consolidated financial statements included in this Annual Report for a description of recently issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, interest rates, and inflation. We do not hold or issue financial instruments for trading purposes.
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
Interest Rate Risk
We had cash and cash equivalents of $325.0 million and $213.2 million as of March 31, 2021 and 2020, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
At March 31, 2021, we also had in place a $60.0 million revolving credit facility, with availability of $44.4 million, and $401.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 2.4% at March 31, 2021. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Dynatrace, Inc.
Waltham, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dynatrace, Inc. (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity/member’s deficit, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 28, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Identification of Performance Obligations
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s revenues consist of fees for the Company’s software products delivered on a perpetual and term license basis as well as hosted software as a service (“SaaS”), post-contract customer support (referred to as maintenance), and professional services. The Company’s contracts with customers may have multiple performance obligations including some or all of the following: software licenses, SaaS, maintenance, and professional services. When multiple promised products and services are included within one contract, management applies judgment to determine whether promised products and services are distinct, which affects the timing and pattern of revenue recognition.

We identified revenue recognition, specifically related to management’s identification of distinct performance obligations, as a critical audit matter. The principal considerations for our determination are the volume of the Company’s contracts that may contain multiple products or services, together with the significant judgment involved in management’s identification of performance obligations. Auditing these elements was especially challenging due to the extent of audit effort and the degree of auditor judgment required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing a sample of revenue contracts by obtaining and reviewing underlying source documents relevant to revenue recognition; for those selected contracts, reperforming and evaluating management’s identification of the performance obligations within the contract with the customer, including whether management identified options to acquire additional goods or services that gave rise to a material right.
•Evaluating whether the when-and-if available updates included within maintenance are critical to the continued utility of the related software licenses, such that they should be a single combined performance obligation, including i) assessing key assumptions relating to product functionality with the Company’s product specialists, ii) reviewing published information regarding the product and support offerings, and iii) evaluating frequency and importance of updates.
Accounting for Income Taxes - Deferred Tax Assets and Liabilities
As described in Notes 2 and 7 to the consolidated financial statements, the Company has recorded gross deferred tax assets relating to deductible temporary differences, net operating losses and credit carryforwards of $80.8 million as of March 31, 2021, with an offsetting valuation allowance of $24.3 million. The Company reduces its deferred tax assets by a valuation allowance, if based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized on a more-likely-than-not basis. Management applied judgment in assessing the realizability of its deferred tax assets and the need for any valuation allowances, in particular its ability to rely on the reversal of existing deferred tax liabilities as a source of income. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
We identified accounting for income taxes, specifically management’s evaluation of gross deferred tax assets and liabilities and evaluation of the realizability of deferred tax assets, as a critical audit matter. The evaluation of gross deferred tax assets and liabilities involves complex tax regulations relating to multiple jurisdictions. Assessing the realizability of deferred tax assets involves significant judgment and subjective evaluation of assumptions in scheduling the reversal of temporary differences which involves application of income tax law in the various jurisdictions in which the Company operates. Auditing these elements involved especially complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the need to involve personnel with specialized skill and knowledge.
The primary procedures we performed to address this critical audit matter included:
Utilizing personnel with specialized knowledge and skill in domestic and international tax to assist in the following:
•Evaluating the appropriateness and accuracy of the gross deferred tax assets and deferred tax liabilities by assessing significant changes by nature of the tax item;
•Testing the scheduling of reversing gross deferred tax assets as compared to deferred tax liabilities by jurisdiction, including the underlying management assumptions;
•Analyzing management’s assessment of domestic and foreign tax laws and application to the Company’s tax provisions; and
•Evaluating i) the Company’s application of tax law in the available tax planning strategies, and ii) the Company’s assessment of its ability to carryback losses or credits.
We have served as the Company's auditor since 2015.

/s/ BDO USA, LLP
Troy, Michigan
May 28, 2021

DYNATRACE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$324,962	$213,170
Accounts receivable, net	242,079	157,058
Deferred commissions, current	48,986	38,509
Prepaid expenses and other current assets	64,255	79,040
Total current assets	680,282	487,777
Property and equipment, net	36,916	31,508
Operating lease right-of-use asset, net	42,959	—
Goodwill	1,271,195	1,270,733
Other intangible assets, net	149,484	201,592
Deferred tax assets, net	16,811	7,405
Deferred commissions, non-current	48,638	39,736
Other assets	9,933	8,126
Total assets	$2,256,218	$2,046,877

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$9,621	$11,112
Accrued expenses, current	119,527	95,011
Deferred revenue, current	509,272	384,060
Operating lease liabilities, current	9,491	—
Total current liabilities	647,911	490,183
Deferred revenue, non-current	47,504	60,711
Accrued expenses, non-current	16,072	20,294
Operating lease liabilities, non-current	38,203	—
Deferred tax liabilities	1,014	—
Long-term debt	391,913	509,985
Total liabilities	1,142,617	1,081,173
Commitments and contingencies (Note 12)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 283,130,238 and 280,853,040 shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively	283	281
Additional paid-in capital	1,653,328	1,573,347
Accumulated deficit	(513,799)	(589,819)
Accumulated other comprehensive loss	(26,211)	(18,105)
Total shareholders' equity	1,113,601	965,704
Total liabilities and shareholders' equity	$2,256,218	$2,046,877

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2021	2020	2019
Revenue:
Subscription	$655,180	$487,817	$349,830
License	1,446	12,686	40,354
Service	46,883	45,300	40,782
Total revenue	703,509	545,803	430,966
Cost of revenue:
Cost of subscription	77,488	73,193	56,934
Cost of service	34,903	39,289	31,529
Amortization of acquired technology	15,317	16,449	18,338
Total cost of revenue	127,708	128,931	106,801
Gross profit	575,801	416,872	324,165

Operating expenses:
Research and development	111,415	119,281	76,759
Sales and marketing	245,487	266,175	178,886
General and administrative	92,219	161,983	91,778
Amortization of other intangibles	34,744	40,280	47,686
Restructuring and other	40	1,092	1,763
Total operating expenses	483,905	588,811	396,872
Income (loss) from operations	91,896	(171,939)	(72,707)
Interest expense, net	(14,205)	(45,397)	(69,845)
Other income (expense), net	162	(1,197)	2,641
Income (loss) before income taxes	77,853	(218,533)	(139,911)
Income tax (expense) benefit	(2,139)	(195,284)	23,717
Net income (loss)	$75,714	$(413,817)	$(116,194)
Net income (loss) per share:
Basic	$0.27	$(1.56)	$(0.49)
Diluted	$0.26	$(1.56)	$(0.49)
Weighted average shares outstanding:
Basic	280,469	264,933	235,939
Diluted	286,509	264,933	235,939

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended March 31,
	2021	2020	2019
Net income (loss)	$75,714	$(413,817)	$(116,194)
Other comprehensive (loss) income
Foreign currency translation adjustment	(8,106)	4,982	(3,912)
Effect of reorganization	—	6,623	—
Total other comprehensive (loss) income	(8,106)	11,605	(3,912)
Comprehensive income (loss)	$67,608	$(402,212)	$(120,106)

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity / Member’s Deficit
	Shares	Amount
Balance, March 31, 2018	—	$—	$(183,084)	$(59,808)	$(25,798)	$(268,690)
Foreign currency translation					(3,912)	(3,912)
Transfers to related parties			(813)			(813)
Equity repurchases			(649)			(649)
Net loss				(116,194)		(116,194)
Balance, March 31, 2019	—	$—	$(184,546)	$(176,002)	$(29,710)	$(390,258)
Foreign currency translation					4,982	4,982
Reclassification of related party payable upon reorganization			600,622			600,622
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	38,873	39	585,258			585,297
Effect of reorganization	241,547	242	271,383		6,623	278,248
Contribution for taxes associated with reorganization			265,000			265,000
Restricted stock units vested	503	—				—
Restricted stock awards forfeited	(70)	—				—
Share-based compensation			35,786			35,786
Equity repurchases			(156)			(156)
Net loss				(413,817)		(413,817)
Balance, March 31, 2020	280,853	$281	$1,573,347	$(589,819)	$(18,105)	$965,704
Foreign currency translation					(8,106)	(8,106)
Restricted stock units vested	1,256	1				1
Restricted stock awards forfeited	(110)	—				—
Issuance of common stock related to employee stock purchase plan	331	—	9,195			9,195
Exercise of stock options	800	1	13,051			13,052
Share-based compensation			57,784			57,784
Equity repurchases			(49)			(49)
Cumulative effects adjustment for ASU 2016-02 adoption				306		306
Net income				75,714		75,714
Balance, March 31, 2021	283,130	$283	$1,653,328	$(513,799)	$(26,211)	$1,113,601

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$75,714	$(413,817)	$(116,194)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation	9,022	7,864	7,319
Amortization	51,942	58,457	72,792
Share-based compensation	57,784	222,478	71,151
Deferred income taxes	(7,036)	(46,221)	(34,214)
Other	1,845	6,129	(1,140)
Net change in operating assets and liabilities:
Accounts receivable	(81,992)	(44,021)	17,979
Deferred commissions	(16,323)	(20,107)	(19,968)
Prepaid expenses and other assets	5,669	(57,588)	(12,401)
Accounts payable and accrued expenses	26,592	53,004	34,787
Operating leases, net	731	—	—
Deferred revenue	96,488	91,367	127,030
Net cash provided by (used in) operating activities	220,436	(142,455)	147,141
Cash flows from investing activities:
Purchase of property and equipment	(14,076)	(19,721)	(7,377)
Capitalized software costs	197	(892)	(1,873)
Net cash used in investing activities	(13,879)	(20,613)	(9,250)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	590,297	—
Settlement of deferred offering costs	—	(5,000)	—
Proceeds from term loans	—	—	1,120,000
Debt issuance costs	—	(866)	(16,288)
Repayment of term loans	(120,000)	(515,189)	(83,871)
Payments to related parties	—	—	(1,177,021)
Contribution for tax associated with reorganization	—	265,000	—
Proceeds from employee stock purchase plan	9,195	—	—
Proceeds from exercise of stock options	13,052	—	—
Equity repurchases	(49)	(156)	(649)
Installments related to acquisitions	—	(4,694)	(3,653)
Net cash (used in) provided by financing activities	(97,802)	329,392	(161,482)

Effect of exchange rates on cash and cash equivalents	3,037	(4,468)	(2,676)

Net increase (decrease) in cash and cash equivalents	111,792	161,856	(26,267)

Cash and cash equivalents, beginning of year	213,170	51,314	77,581
Cash and cash equivalents, end of year	$324,962	$213,170	$51,314

Supplemental cash flow data:
Cash paid for interest	$12,475	$39,568	$40,969
Cash (received from) paid for tax, net	$(7,337)	$266,708	$5,928
Noncash investing and financing activities:
Reclassification of related party payable upon reorganization	$—	$600,622	$—
Transactions with related parties	$—	$—	$14,263
Modification of MIU Plan awards	$—	$278,248	$—
See accompanying notes to consolidated financial statements

DYNATRACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of the Business
Business
Dynatrace, Inc. (“Dynatrace”, or the “Company”) offers an observability platform, purpose-built for modern multicloud environments. The Company designed its all-in-one Dynatrace® Software Intelligence Platform to address the growing complexity faced by technology and digital business teams as these enterprises further embrace the cloud to effect their digital transformation. The Company’s platform does so by utilizing artificial intelligence at its core and continuous automation to deliver precise answers about the performance and security of applications, the underlying infrastructure, and the experience of its customers’ users to enable organizations to innovate faster, operate more efficiently, and improve user experiences for consistently better business outcomes.
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
The reorganization was completed between entities that were under common control since December 15, 2014. Therefore, these consolidated financial statements retroactively reflect DHC and Dynatrace, Inc. on a consolidated basis for the periods presented. The spin-offs of Compuware Corporation and SIGOS LLC from DHC have been accounted for retroactively as a change in reporting entity and accordingly, these consolidated financial statements exclude their accounts and results.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. The income tax amounts in the accompanying consolidated financial statements have been calculated based on a separate return methodology and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions.
As described in Note 16, prior to the reorganization the consolidated financial statements reflected the debt and debt service associated with subordinated demand promissory notes payable to a related party. The consolidated financial statements also reflect certain expenses incurred by the Company for certain functions including shared services for the periods prior to the reorganization, which are immaterial to these consolidated financial statements. These expenses were allocated to Dynatrace on the basis of direct usage when identifiable, and for resources indirectly used by Dynatrace. Allocations were based on a proportional cost allocation methodology to reflect estimated usage by Dynatrace. Management considers the allocation methodology and results to be reasonable for all periods presented. However, the financial information presented in these consolidated financial statements may not reflect the consolidated financial position, operating results and cash flows of Dynatrace had the Dynatrace business been a separate stand-alone entity during all of the periods presented. Actual costs that would have been incurred if Dynatrace had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.
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
Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in “Other income (expense), net” in the consolidated statements of operations.
Use of estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to the stand-alone selling price for each distinct performance obligation in customer contracts with multiple performance obligations, the uncollectible accounts receivable, the fair value of tangible and intangible assets acquired, valuation of long-lived assets, the period of benefit for deferred commissions and material rights, income taxes, equity-based compensation expense, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
In March 2020, the World Health Organization declared the recent outbreak of the novel coronavirus disease, or COVID-19, a global pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on the Company’s customers and its sales cycles, which are uncertain and cannot be predicted. As of the date of the consolidated financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments or a revision of the carrying value the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements.
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
Revenue recognition
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
The Company recognizes revenue from contracts with customers under Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”).
The Company determines revenue recognition through the following steps:
1.Identification of the contract, or contracts, with a customer
The Company considers the terms and conditions of the contract in identifying the contracts. The Company determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, it has been determined the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, and financial information pertaining to the customer.
2.Identification of the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. In identifying performance obligations, the Company reviews contractual terms, considers whether any implied rights exist, and evaluates published product and marketing information. The Company’s performance obligations consist of (i) software licenses, (ii) subscription services, (ii) maintenance and support for software licenses, and (iv) professional services.
3.Determination of the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company’s contracts do not contain a significant financing component.
4.Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) for arrangements not including software licenses or subscription services. The Company has determined that its pricing for software licenses and subscription services is highly variable and therefore allocates the transaction price to those performance obligations using the residual approach.
5.Recognition of revenue when, or as a performance obligation is satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized when control of the service is transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services.

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
Subscription revenue also includes maintenance services relating to the Company’s Classic offerings as that revenue is recognized over time given that the obligation is a stand-ready obligation to provide customer support and when-and-if available updates to the Classic software as well as certain other stand-ready obligations.
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
Contract modification
Contract modifications are assessed to determine (i) if the additional goods and services are distinct from the goods and services in the original arrangement; and (ii) if the amount of the consideration expected for the added goods and services reflects the stand-alone selling price of those goods and services, as adjusted for contract-specific circumstances. The Company’s additional goods and services offered have historically been distinct. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract, which the Company accounts for on a prospective basis as the termination of the existing contract and the creation of a new contract.
Cost of revenue
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
Research and development
Research and development (“R&D”) costs, which primarily include the cost of programming personnel, including share-based compensation, amounted to $111.4 million, $119.3 million, and $76.8 million during the years ended March 31, 2021, 2020 and 2019, respectively. R&D costs related to the Company’s software solutions are reported as “Research and development” in the consolidated statements of operations.
Advertising
Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in the consolidated statements of operations. Advertising expense was $26.4 million, $5.7 million, and $2.1 million during the years ended March 31, 2021, 2020 and 2019, respectively.
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
A right-of-use asset represents the Company’s right to use an underlying asset and a lease liability represents the Company’s obligation to make payments during the lease term. Right-of-use assets are recorded and recognized at commencement for the lease liability amount, adjusted for initial direct costs incurred and lease incentives received. Lease liabilities are recorded at the present value of the future lease payments over the lease term at commencement. The discount rate used to determine the present value is the incremental borrowing rate unless the interest rate implicit in the lease is readily determinable. As the implicit rate for the operating leases is generally not determinable, the Company uses an incremental borrowing rate as the discount rate at the lease commencement date to determine the present value of lease payments. The Company determines the discount rate of the leases by considering various factors, such as the credit rating, interest rates of similar debt instruments of entities with comparable credit ratings, jurisdictions, and the lease term.

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
The Company’s lease terms may include options to extend or terminate the lease. The Company generally uses the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that the Company will exercise those options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company’s right-of-use assets are included in “Operating lease right-of-use asset, net” and the current and non-current portions of the lease liabilities are included in “Operating lease liabilities, current” and “Operating lease liabilities, non-current,” respectively, on the consolidated balance sheets. The Company does not record leases with terms of 12 months or less on the consolidated balance sheets. Lease expense is recognized on a straight-line basis over the expected lease term.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. There is presently no concentration of credit risk for customers as no individual entity represented more than 10% of the balance in accounts receivable as of March 31, 2021, 2020 and 2019 or 10% of revenue for the years ended March 31, 2021, 2020 and 2019.
Cash and cash equivalents
All highly-liquid investments with a maturity of three months or less when purchased are considered cash and cash equivalents.
Accounts receivable, net
Trade accounts receivable are recorded at the invoiced amount. Prior to the Company’s adoption of Topic 326, the accounts receivable balance was reduced by an allowance for doubtful accounts that was determined based on the Company’s assessment of the collectability of customer accounts. Under Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $1.3 million as of March 31, 2021 and allowance for doubtful accounts was $3.1 million as of March 31, 2020, and is classified as “Accounts receivable, net” in the consolidated balance sheets. See “Recently adopted accounting pronouncements" section below for information pertaining to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.
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
Property and equipment are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if an impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of carrying value or net realizable value. There was no impairment of property and equipment during the years ended March 31, 2021, 2020 and 2019.
Goodwill and other intangible assets
The Company’s goodwill and intangible assets primarily relate to the push-down of such assets relating to Thoma Bravo’s December 15, 2014 acquisition of Compuware Corporation based on their relative fair values at the date of acquisition.
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since the Company’s acquisition by Thoma Bravo through March 31, 2021, the Company has not had any goodwill impairment.
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
Costs associated with the development of software technology are expensed prior to the establishment of technological feasibility and capitalized thereafter until the related software technology is available for general release to customers. Technological feasibility is established when management has authorized and committed to funding a project and it is probable that the project will be completed, and the software will be used to perform the function intended. For internal use software, capitalization begins during the application development stage. The Company capitalized $0.3 million for internally developed software technology during the year ended March 31, 2021, offset by $0.5 million of derecognized software costs. The Company capitalized $0.9 million, and $1.9 million for internally developed software technology during the years ended March 31, 2020 and 2019, respectively, and is recorded within “Other intangible assets, net” in the consolidated balance sheets.
The amortization of capitalized software technology is computed on a project-by-project basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for the software technology or (b) the straight-line method over the remaining estimated economic life of the software technology, including the period being reported on. Amortization begins when the software technology is available for general release to customers. The amortization period for capitalized software is generally three to five years. Amortization of internally developed capitalized software technology is $1.9 million, $1.7 million, and $6.8 million during the years ended March 31, 2021, 2020 and 2019, respectively, and is recorded within “Cost of subscription” in the consolidated statements of operations.
Impairment of long-lived assets
Long-lived assets, including amortized intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is estimated by the Company using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If circumstances change or events occur to indicate that the Company’s fair market value has fallen below book value, the Company will compare the estimated fair value of long-lived assets (including goodwill) to its book value. If the book value exceeds the estimated fair value, the Company will recognize the difference as an impairment loss in the consolidated statements of operations. The Company has not incurred any impairment losses during the years ended March 31, 2021, 2020 and 2019.
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
•Level 1: Observable inputs that reflect quoted prices for identical assets or liabilities in active markets;
•Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
The Company’s carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate their fair values due to their short maturities.
Share-based compensation
Prior to the IPO, certain employees were granted management incentive units and appreciation units which made a holder eligible to participate in distributions of cash, property, or securities of Compuware Parent LLC made in respect of the Company (whether by way of dividend, repurchase, recapitalization, or otherwise). In the event the employee was no longer employed by the Company, including due to a change in control, as defined, all the MIUs and AUs were subject to a repurchase arrangement, at the discretion of the Company, Compuware Parent LLC, or Thoma Bravo and certain Thoma Bravo affiliated funds that held equity in Compuware Parent LLC (collectively, “TB”). There were no distributions during the years ended March 31, 2020 and 2019. The MIUs and AUs were settled in cash and were accounted for as liability-based awards. Liabilities for awards under these plans were required to be measured at fair value at each reporting date until the date of settlement. The fair value of the equity units underlying the MIUs and AUs was determined by the board of managers as there was no public market for the equity units. The board of managers determined the fair value of the Company’s equity units by considering a number of objective and subjective factors including: the valuation of comparable companies, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors. In connection with the reorganization during the second quarter of fiscal 2020, the Company converted all outstanding MIUs and AUs into common stock, restricted stock, or restricted stock units (“RSUs”) of Dynatrace, Inc.
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
The Company calculates the fair value of stock options and the purchase rights under the ESPP using the Black-Scholes option-pricing model. This requires the input of assumptions, including the fair value of the Company’s underlying common stock, the expected term of stock options and purchase rights, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used in the Company’s option-pricing model represent its best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s share-based compensation expense could be materially different in the future. The resulting fair value, net of actual forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.
Excess tax benefits from vested restricted stock units and exercised stock options are recognized as an income tax benefit in the income statement and reflected in operating activities in the statement of cash flows. Share-based compensation cost that has been included in income from continuing operations amounted to $57.8 million, $222.5 million, and $71.2 million for the years ended March 31, 2021, 2020 and 2019, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $21.3 million for the year ended March 31, 2021, $3.9 million for the year ended March 31, 2020, and $4.8 million for the year ended March 31, 2019.
Net income (loss) per share
Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share includes the dilutive effect of common share equivalents and is calculated using the weighted-average number of common shares and the common share equivalents outstanding during the reporting period. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities. For the years ended March 31, 2020 and 2019, basic and diluted net income (loss) per share have been retroactively adjusted to reflect the reorganization transactions described in Note 2.
Immaterial revision of previously issued consolidated financial statements
During the fourth quarter of fiscal 2021, the Company identified an immaterial error in the calculation of its income tax provision for the year ended March 31, 2020. Accordingly, the results for the year ended March 31, 2020 have been adjusted to incorporate the revised amounts, where applicable, as further described in Note 7.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019, except for emerging growth companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2022. The Company adopted the new standard on a modified retrospective basis as of April 1, 2020. The adoption did not have a material impact and did not result in any cumulative effect adjustment on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019, except for emerging growth companies who may elect to adopt the standard for annual reporting periods beginning after December 15, 2020, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company adopted the new standard on a prospective basis as of April 1, 2020. The adoption did not have a material impact on the consolidated financial statements.
Recently issued accounting pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods, and interim periods within those years, beginning after December 15, 2020. The Company expects to adopt the standard during the first quarter of fiscal 2022 and does not expect the standard to have a material effect on its consolidated financial statements.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
North America	$388,188	55%	$318,299	58%	$248,012	57%
Europe, Middle East and Africa	216,647	31%	150,418	28%	125,615	29%
Asia Pacific	78,295	11%	60,418	11%	45,563	11%
Latin America	20,379	3%	16,668	3%	11,776	3%
Total revenue	$703,509		$545,803		$430,966
For the years ended March 31, 2021, 2020 and 2019, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $362.1 million and 51%, $299.5 million and 55% and $233.3 million and 54% of total revenue, respectively.
Deferred commissions
The following table represents a rollforward of the Company’s deferred commissions (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Beginning balance	$78,245	$59,250	$39,282
Additions to deferred commissions	63,627	54,969	43,212
Amortization of deferred commissions	(44,248)	(35,974)	(23,244)
Ending Balance	$97,624	$78,245	$59,250
Deferred commissions, current	48,986	38,509	27,705
Deferred commissions, non-current	48,638	39,736	31,545
Total deferred commissions	$97,624	$78,245	$59,250
Deferred revenue
Revenue recognized during the years ended March 31, 2021, 2020, and 2019 which was included in the deferred revenue balances at the beginning of each respective period, was $504.7 million, $274.7 million, and $211.4 million.

Remaining performance obligations
As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,190.1 million, which consists of both billed consideration in the amount of $556.8 million and unbilled consideration in the amount of $633.3 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 57% of this amount as revenue in the year ended March 31, 2022 and the remainder thereafter.
4.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,
	2021	2020
Prepaid expenses	$20,308	$13,189
Income taxes refundable	41,875	65,341
Other	2,072	510
Prepaid expenses and other current assets	$64,255	$79,040
5.    Property and Equipment, Net
The following table summarizes, by major classification, the components of property and equipment (in thousands):

	March 31,
	2021	2020
Computer equipment and software	$23,134	$19,550
Furniture and fixtures	9,804	7,679
Leasehold improvements	27,961	21,562
Other	864	3,111
Total property and equipment	61,763	51,902
Less: accumulated depreciation and amortization	(24,847)	(20,394)
Property and equipment, net	$36,916	$31,508
Depreciation and amortization of property and equipment totaled $9.0 million, $7.9 million, and $7.3 million for the years ended March 31, 2021, 2020, and 2019, respectively.
6.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for fiscal 2021 consists of the following (in thousands):

March 31, 2021
Balance, beginning of year	$1,270,733
Foreign currency impact	462
Balance, end of year	$1,271,195
Other intangible assets, net excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)	March 31,
		2021	2020
Capitalized software	107	$189,398	$189,554
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		595,956	596,112
Less: accumulated amortization		(446,472)	(394,520)
Total other intangible assets, net		$149,484	$201,592
Amortization of other intangible assets totaled $51.9 million, $58.5 million, and $72.8 million for the years ended March 31, 2021, 2020, and 2019, respectively.

As of March 31, 2021, the estimated future amortization expense of the Company’s other intangible assets in the table above is as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2023	2024	2025
Capitalized software	$15,876	$15,522	$15,221	$10,632
Customer relationships	24,660	20,794	17,534	10,473
Trademarks and tradenames	5,501	5,501	4,753	3,017
Total amortization	$46,037	$41,817	$37,508	$24,122
7.    Income Taxes
Income tax provision
Income (loss) before income taxes and the income tax (expense) benefit includes the following (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Domestic	$37,368	$(245,177)	$(163,385)
Foreign	40,485	26,644	23,474
Total	$77,853	$(218,533)	$(139,911)
The income tax provision includes the following (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Income tax expense (benefit)
Federal	$(3,835)	$180,402	$3,213
State	(2,071)	48,045	575
Foreign	15,110	13,058	5,920
Total current tax position	9,204	241,505	9,708
Federal	(3,027)	(37,731)	(29,021)
State	(615)	(5,689)	(5,464)
Foreign	(3,423)	(2,801)	1,060
Total deferred tax provision	(7,065)	(46,221)	(33,425)
Total income tax expense (benefit)	$2,139	$195,284	$(23,717)
The Company’s income tax expense of $2.1 million for the year ended March 31, 2021 differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 21%, primarily due to the impact of tax return to provision true-ups resulting from changes in estimates to the reorganization transaction tax and the corresponding impact to the uncertain tax positions. In addition, the difference was due to the vesting of share-based compensation that generated excess tax benefits, the foreign-derived intangible income deduction, and the utilization of U.S. foreign tax credits generated in the current year as well as the carryforward from previous years.
The Company’s income tax expense of $195.3 million for the year ended March 31, 2020 differed from the amount computed on pre-tax loss at the U.S. federal income tax rate of 21% because of the effects of the reorganization transaction, non-deductible share-based compensation, and the foreign-derived intangible income deduction. The transaction produced a gain on the difference between the fair market value of the Compuware assets distributed and the adjusted tax basis in such assets, generating a tax liability that was only partially offset by U.S. foreign tax credits that previously were subject to a valuation allowance.
The Company’s income tax benefit of $23.7 million for the year ended March 31, 2019 differed from the amount computed on pre-tax loss at the U.S. federal income tax rate of 21% primarily because of non-deductible share-based compensation, the effects of which were partially offset by U.S. tax credits generated during this year as well as the foreign-derived intangible income deduction.

The tax rate reconciliation is as follows (in thousands, certain prior year amounts have been reclassified to conform to the current year’s presentation):

	Fiscal Year Ended March 31,
	2021	2020	2019
Income tax expense (benefit) at U.S. federal statutory income tax rate	$16,349	$(45,892)	$(29,381)
State and local tax expense	(580)	(2,897)	(4,890)
Foreign tax rate differential	1,939	3,521	2,051
Branch income	4,830	1,601	1,824
Non-deductible expenses	3,459	5,976	840
Tax credits	(9,316)	(57,277)	(13,233)
Foreign derived intangibles deduction	(4,775)	(3,901)	(1,790)
Tax associated with reorganization	—	239,990	—
Share-based compensation	(6,424)	48,129	10,967
Prior year tax return to provision true-ups	(11,464)	—	—
Changes in uncertain tax positions	(1,102)	13,204	234
Changes in valuation allowance	2,091	(9,472)	6,087
Foreign withholding tax	6,992	4,231	3,086
Other adjustments	140	(1,929)	488
Total income tax expense (benefit)	$2,139	$195,284	$(23,717)
Deferred tax assets and liabilities
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the jurisdictional cumulative loss incurred over the three-year period ended March 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.
Based on this evaluation, a valuation allowance of $24.3 million and $22.2 million has been recorded as of March 31, 2021 and 2020, respectively. Only the portion of the deferred tax asset that is more likely than not to be realized has been recorded. Given the Company’s current earnings and anticipated future earnings, it is reasonably possible that within the next twelve months sufficient positive evidence may become available to allow the Company to conclude that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets. However, the exact timing and amount of the valuation allowance release are subject to change based on the Company’s growth and profitability.
Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands, certain prior year amounts have been reclassified to conform to the current year’s presentation):

	March 31,
	2021	2020
Deferred revenue	$17,050	$23,185
Capitalized research and development costs	10,834	11,140
Accrued expenses	8,882	6,217
Share-based compensation	8,367	5,251
Lease liabilities	8,321	—
Net operating loss carryforwards	4,637	4,468
Other tax carryforwards, primarily foreign tax credits	20,479	18,215
Other	2,272	2,590
Total deferred tax assets before valuation allowance	80,842	71,066
Less: valuation allowance	(24,297)	(22,206)
Net deferred tax assets	56,545	48,860
Intangible assets	30,525	40,270
Right-of-use assets	7,388	—
Other	2,835	1,185
Total deferred tax liabilities	40,748	41,455
Net deferred tax assets	$15,797	$7,405

At March 31, 2021, the Company had non-U.S. net operating loss carryforwards of $22.8 million of which $1.8 million expires in periods through 2033 if not utilized, and the remaining balance of $21.0 million may be carried forward indefinitely. The Company had U.S. net operating loss carryforwards and tax credit carryforwards of $21.5 million which expire in periods through 2040 if not utilized.
The Company has not provided for taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, these earnings will be treated as previously taxed income from either the one-time transition tax or GILTI (“Global Intangible Low Taxed Income”), or they will be offset with a 100% dividend received deduction. The income taxes applicable to repatriating such earnings are not readily determinable. As of March 31, 2021, the Company had no plans which would subject these basis differences to income taxes in the United States or elsewhere.
Uncertain tax positions
The amount of gross unrecognized tax benefits was $15.1 million and $16.6 million as of March 31, 2021 and 2020, respectively, all of which would favorably affect the Company’s effective tax rate if recognized in future periods.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2021, 2020, and 2019 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Gross unrecognized tax benefit, beginning of year	$16,648	$9,653	$9,143
Gross increases to tax positions for prior periods	1,223	438	20
Gross decreases to tax positions for prior periods	(2,654)	(6,986)	(70)
Gross increases to tax positions for current period	—	13,543	560
Settlements	(10)	—	—
Lapse of statutes of limitations	(132)	—	—
Gross unrecognized tax benefit, end of year	$15,075	$16,648	$9,653
As of March 31, 2021 and 2020, the net interest and penalties payable associated with its uncertain tax positions was $0.9 million and $0.3 million, respectively. During the years ended March 31, 2021 and 2020, the Company recognized expense related to interest and penalties of $0.6 million and $0.2 million, respectively. During the year ended March 31, 2019, the Company recognized an immaterial amount of net interest expense.
The Company files tax returns in the U.S. federal, state, and foreign jurisdictions and the tax returns are subject to examination by various domestic and international tax authorities. As of March 31, 2021, the Internal Revenue Services has completed the examinations of the Company’s fiscal 2018 federal income tax return. The settlement from this examination was not material to the Company’s financial statements, including cash flow and effective tax rate. The Company has open years in all significant federal, state, and foreign jurisdictions back to 2011 in certain locations. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses. The Company does not anticipate a significant impact to the gross unrecognized tax benefits within the next twelve months related to these open years.
Tax legislation
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is required to recognize the effects of tax law changes in the period of enactment. The CARES Act did not materially impact the Company’s tax provision as of March 31, 2021 and 2020.
Immaterial revision of previously issued consolidated financial statements
During the fourth quarter of fiscal 2021, in conjunction with the Company’s completion of the tax return to provision process, the Company identified an immaterial error in the calculation of its income tax provision for the year ended March 31, 2020. The error was primarily related to adjustments to tax attributes related to the reorganization and stock-based compensation.
The Company evaluated the materiality of the error, considering both quantitative and qualitative factors, and determined that the related impact was not material to its consolidated financial statements for the year ended March 31, 2020, the three months ended June 30, 2020, the three and six months ended September 30, 2020, and the three and nine months ended December 31, 2020.

The Company has decided to correct the prior year presentation to provide comparability to the fiscal 2021 consolidated financial statements. Accordingly, the results for the year ended March 31, 2020 have been adjusted to incorporate the revised amounts, where applicable. The adjustments below related to the consolidated balance sheet as of March 31, 2020 are also required for June 30, 2020, September 30, 2020, and December 31, 2020.
The following tables summarize the effect of this revision (in thousands, except per share data):

	March 31, 2020
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets Items:
Prepaid expenses and other current assets	$61,188	$17,852	$79,040
Total current assets	469,925	17,852	487,777
Deferred tax assets, net	20,460	(13,055)	7,405
Total assets	2,042,080	4,797	2,046,877
Accrued expenses, current	93,728	1,283	95,011
Total current liabilities	488,900	1,283	490,183
Accrued expenses, non-current	20,987	(693)	20,294
Total liabilities	1,080,583	590	1,081,173
Accumulated deficit	(594,026)	4,207	(589,819)
Total shareholders’ equity	961,497	4,207	965,704
Total liabilities and shareholders’ equity	$2,042,080	$4,797	$2,046,877

	Fiscal Year Ended March 31, 2020
	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Operations Items:
Income tax expense	$(199,491)	$4,207	$(195,284)
Net loss	(418,024)	4,207	(413,817)
Net loss per share:
Basic and diluted	$(1.58)	$0.02	$(1.56)

	Fiscal Year Ended March 31, 2020
	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Comprehensive Income (Loss) Items:
Net loss	$(418,024)	$4,207	$(413,817)
Comprehensive loss	$(406,419)	$4,207	$(402,212)

	March 31, 2020
	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Shareholders’ Equity / Member’s Deficit Items:
Net loss	$(418,024)	$4,207	$(413,817)
Total shareholders’ equity, balance at March 31, 2020	$961,497	$4,207	$965,704

	Fiscal Year Ended March 31, 2020
	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Cash Flow Items:
Net loss	$(418,024)	$4,207	$(413,817)
Deferred income taxes	(59,276)	13,055	(46,221)
Prepaid expenses and other assets	(39,737)	(17,851)	(57,588)
Accounts payable and accrued expenses	52,415	589	53,004
Net cash used in operating activities	$(142,455)	$—	$(142,455)
The following table represents revisions to the Company’s current and deferred tax expense (in thousands):

	Fiscal Year Ended March 31, 2020
	As Previously Reported	Adjustment	As Revised
Income tax provision:
Income tax expense
Federal	$198,307	$(17,905)	$180,402
State	47,992	53	48,045
Foreign	12,468	590	13,058
Total current tax position	258,767	(17,262)	241,505
Federal	(50,086)	12,355	(37,731)
State	(5,839)	150	(5,689)
Foreign	(3,351)	550	(2,801)
Total deferred tax provision	(59,276)	13,055	(46,221)
Total income tax expense	$199,491	$(4,207)	$195,284
The following table represents revisions to the Company’s deferred tax balances, which were largely offset by revisions to the income taxes refundable on the consolidated balance sheet (in thousands):

	March 31, 2020
	As Previously Reported	Adjustment	As Revised
Temporary differences and carryforwards:
Deferred revenue	$27,681	$(4,496)	$23,185
Capitalized research and development costs	11,140	—	11,140
Accrued expenses	6,625	(408)	6,217
Share-based compensation	16,660	(11,409)	5,251
Fixed assets	279	(279)	—
Net operating loss carryforwards	4,046	422	4,468
Other tax carryforwards, primarily foreign tax credits	14,603	3,612	18,215
Other	2,823	(233)	2,590
Total deferred tax assets before valuation allowance	83,857	(12,791)	71,066
Less: valuation allowance	(21,996)	(210)	(22,206)
Net deferred tax assets	61,861	(13,001)	48,860
Intangible assets	40,270	—	40,270
State taxes	251	(251)	—
Other	880	305	1,185
Total deferred tax liabilities	41,401	54	41,455
Net deferred tax assets	$20,460	$(13,055)	$7,405
The Company has also made corresponding changes to Notes 4 and 8.

8.    Accrued Expenses
Accrued expenses, current consists of the following (in thousands):

	March 31,
	2021	2020
Accrued employee - related expenses	$63,890	$40,687
Accrued tax liabilities	23,001	13,350
Accrued restructuring	—	1,065
Accrued professional fees	3,275	2,103
Income taxes payable	9,117	22,040
Other	20,244	15,766
Total accrued expenses, current	$119,527	$95,011
9.    Long-term Debt
Long-term debt consists of the following (in thousands, except percentages):

	March 31, 2021		March 31, 2020
	Amount	Effective Rate	Amount	Effective Rate
First Lien Term Loan	$401,125	2.4%	$521,125	3.2%
Revolving credit facility	—		—
Total principal	401,125		521,125
Unamortized discount and debt issuance costs	(9,212)		(11,140)
Total debt	391,913		509,985
Less: Current portion of long-term debt	—		—
Long-term debt	$391,913		$509,985
First lien credit facilities
The Company’s First Lien Credit Agreement, as amended, provides for a term loan facility, or the First Lien Term Loan, in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility, or the Revolving facility, in an aggregate amount of $60.0 million. The Revolving Facility includes a $25.0 million letter of credit sub-facility. The First Lien Term Loan and Revolving Facility mature on August 23, 2025 and August 23, 2023, respectively. As of March 31, 2021 and 2020, there were $15.6 million and $15.3 million of letters of credit issued, respectively. The Company had $44.4 million and $44.7 million of availability under the Revolving Facility as of March 31, 2021 and 2020, respectively.
Debt issuance costs and original issuance discount were incurred in connection with the First Lien Credit Agreement. These debt issuance costs and original issuance discount are included as a reduction of the debt balance in the consolidated balance sheets and will be amortized into interest expense over the contractual term of the loans. The Company recognized $1.9 million, $1.7 million, and $1.0 million of amortization of debt issuance costs and original issuance discount for the years ended March 31, 2021, 2020 and 2019, respectively, which is included in the accompanying consolidated statements of operations.
Borrowings under the First Lien Term Loan and Revolving Facility currently bear interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 1.25% per annum, or (ii) LIBOR plus 2.25% per annum. Interest payments are due quarterly, or more frequently, based on the terms of the credit agreement. The Company has satisfied all required principal payments under the First Lien Term Loan and the remainder is due at maturity.
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

All of the indebtedness under the First Lien Credit Agreement is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien Credit Agreement contains customary negative covenants. At March 31, 2021, the Company was in compliance with all applicable covenants.
Second lien credit facility
On August 23, 2018, the Company entered into the Second Lien Credit Agreement (the “Second Lien Term Loan”) in which the Company borrowed an aggregate principal amount of $170.0 million. Borrowings under the Second Lien Term Loan bore interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 6.00% per annum, or (ii) LIBOR plus 7.00% per annum. The maturity date on the Second Lien Term Loan was August 23, 2026, with principal payment due in full on the maturity date. Interest payments were due quarterly, or more frequently, based on the terms of the credit agreement. The Company recognized $0.1 million and $0.2 million of amortization of debt issuance costs and original issuance discount for the years ended March 31, 2020 and 2019, respectively, which is included in the accompanying consolidated statements of operations. During the second quarter of fiscal 2020, the Company repaid all outstanding borrowings, including accrued interest, under the Second Lien Term Loan and the remaining unamortized debt issuance costs and original issuance discount, aggregating to $2.7 million, was recognized as a loss on debt extinguishment within “Interest expense, net” in the consolidated statements of operations during the year ended March 31, 2020.
Debt maturities
The maturities of outstanding debt are as follows (in thousands):

Fiscal year	Amount
2022	$—
2023	—
2024	—
2025	—
2026	401,125
Thereafter	—
Total future payments	$401,125
10.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2022 to 2032. As of March 31, 2021, the weighted average remaining lease term was 5.5 years and the weighted average discount rate was 7.6%. The Company does not have any finance leases as of March 31, 2021.
The Company also has subleases of former offices which expire at various dates from fiscal 2022 to fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $3.9 million, $4.5 million and $4.3 million for the years ended March 31, 2021, 2020 and 2019, respectively.
The following table presents information about leases on the consolidated statements of operations (in thousands):

Fiscal Year Ended March 31, 2021
Operating lease expense (1)	$10,436
Short-term lease expense	$752
Variable lease expense	$674
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

Fiscal Year Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$13,478
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$5,260
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.

As of March 31, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2022	$12,290
2023	11,871
2024	10,886
2025	7,620
2026	5,017
Thereafter	10,206
Total operating lease payments (1)	57,890
Less: imputed interest	(10,196)
Total operating lease liabilities	$47,694
_________________
(1) Presented gross of sublease income.
As of March 31, 2021, the Company had commitments of $1.2 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal year ended March 31, 2022, with lease terms ranging from 1 to 10 years.
Under previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on its operating leases, as of March 31, 2020, were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2021	$14,210
2022	11,663
2023	11,235
2024	10,864
2025	8,020
Thereafter	16,331
Total future contractual payments (1)	$72,323
_________________
(1) Presented gross of sublease income.
Under ASC 840, total rent expense under operating leases during the years ended March 31, 2020 and 2019 were $14.0 million and $11.3 million, respectively.
11.    Restructuring Activities
The Company has undertaken various restructuring activities to achieve its strategic and financial objectives. Restructuring activities include, but are not limited to product offering cancellation and termination of related employees, office relocation, administrative cost structure realignment and consolidation of resources. The Company expects to finance restructuring programs through cash on hand and cash generated from operations. Restructuring costs are estimated based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a time frame such that significant changes to the plan are not likely. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. The Company recorded no restructuring expenses during the year ended March 31, 2021. The Company recorded restructuring expenses of $0.9 million and $1.7 million during the years ended March 31, 2020 and 2019, respectively, within “Restructuring and other” on the consolidated statements of operations.
Transformation activities
During the year ended March 31, 2020, the Company announced a restructuring program designed to better align employee resources with its product offerings and future plans. Accordingly, the Company calculated and recorded a liability of the estimated termination benefits of $0.9 million.
Restructuring reserves
A restructuring reserve balance of $1.1 million as of March 31, 2020 is classified as “Accrued expenses, current” on the consolidated balance sheets. The activities associated with the restructuring reserve as of March 31, 2020 were complete by the end of fiscal 2021 and there was not a restructuring reserve as of March 31, 2021.

12.    Commitments and Contingencies
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
In connection with the reorganization transactions described in Note 2, outstanding awards granted under the MIU Plan were converted into shares of common stock, restricted stock, and restricted stock units which were granted under the 2019 Plan (as defined below). Upon conversion, the MIUs and AUs were modified and ceased to be classified as liability awards. This modification impacted 306 participants and resulted in the recognition of incremental share-based compensation expense of $145.3 million to record the liability awards at fair value immediately prior to the modification during the year ended March 31, 2020. Upon modification, the liability balance of $278.2 million related to these MIUs and AUs was reclassified into additional paid-in capital.
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
The participation threshold was determined by the board of directors, based on the fair market value on the grant issuance date upon vesting or settlement, the value associated with the MIUs and AUs was the difference between the fair value of the unit and the associated participation threshold. Prior to the modification, the awards were marked to market at the balance sheet date. Upon modification, the awards were marked to market immediately prior to the modification. The weighted average grant date fair value of units granted during the years ended March 31, 2020 and 2019 was $7.71 and $3.62, respectively. The total fair value of vested units during the years ended March 31, 2020 and 2019 was $278.2 million and $92.0 million, respectively.
The following key assumptions were used to determine the fair value of the MIUs and AUs for fiscal 2020 and 2019:

March 31,
	2020	2019
Expected dividend yield	—	—
Expected volatility	35% - 55%	50% - 60%
Expected term (years)	0.5 - 1.25	1.0 - 1.5
Risk-free interest rate	1.86% - 2.09%	2.33% - 2.40%
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the board of directors, adopted the 2019 Equity Incentive Plan, as amended and restated, or the 2019 Plan, which was subsequently approved by the Company’s shareholders. In January 2021, the Board amended and restated the 2019 Plan to permit tolling vesting during leaves of absence for certain employees.
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2021, 29,898,274 shares of common stock were available for future issuance under the 2019 Plan.
The awards granted under the 2019 Plan have varying terms but generally vest over a four-year period upon satisfaction of a service-based vesting condition. From time to time, the Company also grants performance-based shares to certain key employees. The performance criteria for the performance-based shares include four performance targets which vest 25% after each fiscal year end, upon the board of director’s confirmation that the performance target was met for such fiscal year. These shares have a requisite service period that varies based on the grant date, but the service period begins on the grant date and ends on achievement of the final fiscal year performance target. The performance criterion for vesting of performance shares has been based on certain company financial performance targets established and approved by the Company’s board of directors for each fiscal year. Shares that are vested based upon performance for any given year for which the target was not met shall not vest; provided, that if the target is not met for a given year, but the target for the subsequent year is met, the unvested performance-based shares for the previous year shall become vested when the target for the subsequent year was met.
Stock options
The following table summarizes activity for stock options during the period ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2020	7,147	$16.26	9.3	$54,423
Granted	2,396	34.26
Exercised	(800)	16.32
Forfeited	(350)	18.29
Balance, March 31, 2021	8,393	$21.31	8.6	$226,438
Options vested and expected to vest at March 31, 2021	8,393	$21.31	8.6	$226,438
Options vested and exercisable at March 31, 2021	1,783	$16.16	8.3	$57,193
As of March 31, 2021, the total unrecognized compensation expense related to non-vested stock options is $50.8 million and is expected to be recognized over a weighted average period of 2.7 years. The Company recognized $16.8 million and $7.2 million of share-based compensation expense related to stock options for the years ended March 31, 2021 and 2020, respectively.
The fair value for the Company’s stock options granted during the years ended March 31, 2021 and 2020 were estimated at the date of grant using a Black-Scholes option-pricing model using the following assumptions:

	March 31,
	2021	2020
Expected dividend yield	—	—
Expected volatility	39.3% - 39.8%	37.1% - 38.9%
Expected term (years)	6.1	6.1
Risk-free interest rate	0.4% - 1.1%	0.8% - 1.9%
The weighted average grant-date fair value of options granted during 2021 and 2020 were $13.08 and $6.43, respectively.
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
Restricted shares and units
During the year ended March 31, 2021, the Company granted an aggregate of 1,358,169 restricted stock units to certain key employees and non-employee directors. The total grants consisted of: (i) 1,323,169 time-based restricted stock units that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over 3 years and (ii) 35,000 time-based restricted stock units that vest on August 15, 2021 or at the annual shareholder meeting, if earlier.
The restricted shares are generally subject to forfeiture if employment terminates prior to the vesting date. The Company expenses the cost of the restricted shares, which is determined to be the fair market value of the shares of common stock underlying the restricted shares on the date of grant, ratably over the period during which the vesting restrictions lapse.

The following table provides a summary of the changes in the number of restricted shares for the year ended March 31, 2021:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2020	1,984	$16.00	3,123	$16.39
Granted	—	—	1,358	34.69
Vested	(1,146)	16.00	(1,256)	16.26
Forfeited	(110)	16.00	(184)	19.46
Balance, March 31, 2021	728	$16.00	3,041	$24.44
As of March 31, 2021, the total unrecognized compensation expense related to unvested restricted stock is $8.8 million and is expected to be recognized over a weighted average period of 1.3 years. As of March 31, 2021, the total unrecognized compensation expense related to unvested restricted stock units is $62.9 million and is expected to be recognized over a weighted average period of 2.6 years. The Company recognized $37.3 million and $27.9 million of share-based compensation expense related to restricted shares and units for the years ended March 31, 2021 and 2020, respectively.
Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan. The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods beginning May 15 and November 15 of each year, and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the year ended March 31, 2021, 330,738 shares of common stock were purchased under the ESPP. As of March 31, 2021, 8,727,792 shares of common stock were available for future issuance under the ESPP.
As of March 31, 2021, there was approximately $0.7 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $3.7 million and $0.8 million of share-based compensation expense related to the ESPP for the years ended March 31, 2021 and 2020, respectively.
The Company estimated the fair value of the ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	March 31,
	2021	2020
Expected dividend yield	—	—
Expected volatility	35.9% - 55.5%	35.9%
Expected term (years)	0.5	0.5
Risk-free interest rate	0.1% - 1.6%	1.6%
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

Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the consolidated financial statements for each period presented (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Cost of revenue	$7,307	$18,685	$5,777
Research and development	11,684	38,670	12,566
Sales and marketing	24,153	84,698	24,673
General and administrative	14,640	80,425	28,135
Total share-based compensation expense	$57,784	$222,478	$71,151
14.    Net Income (Loss) Per Share
On August 1, 2019, the Company completed its IPO in which the Company issued and sold 38,873,174 shares of common stock at a price to the public of $16.00 per share. These shares are included in the common stock outstanding as of that date.
For the years ended March 31, 2020 and 2019, basic and diluted net income (loss) per share has been retrospectively adjusted to reflect the conversion of equity in connection with the reorganization transactions described in Note 2. Basic and diluted net income (loss) per share was derived from a unit conversion factor of $16.00 per share as determined by the board of managers of Dynatrace Holdings LLC on July 30, 2019.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2021	2020	2019
Numerator:
Net income (loss)	$75,714	$(413,817)	$(116,194)
Denominator:
Weighted average shares outstanding, basic	280,469	264,933	235,939
Dilutive effect of stock-based awards	6,040	—	—
Weighted average shares outstanding, diluted	286,509	264,933	235,939

Net income (loss) per share, basic	$0.27	$(1.56)	$(0.49)
Net income (loss) per share, diluted	$0.26	$(1.56)	$(0.49)
The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the years ended March 31, 2021, 2020, and 2019 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Stock options	1,901	4,763	—
Unvested restricted stock and RSUs	11	3,819	—
Shares committed under ESPP	—	64	—
Unvested equity awards	—	—	6,399
15.    Related Party Transactions
The Company had agreements with Thoma Bravo, LLC for financial and management advisory services that terminated on August 1, 2019. During the years ended March 31, 2021, 2020, and 2019, the Company incurred zero, $1.6 million, and $4.9 million, respectively, related to these services. The related expense is reflected in “General and administrative” expense in the consolidated statements of operations.
During the year ended March 31, 2020, Compuware distributed $265.0 million to the Company to fund a tax liability incurred in connection with the reorganization transactions described in Note 2.
During the year ended March 31, 2019, the Company has transfers to related parties of $0.8 million which are included in “Additional paid-in capital” in the consolidated balance sheets.

During the year ended March 31, 2019, the Company transferred cash to related parties of $1,177.0 million related to debt service and shared costs. Other related party settlements resulted in an increase in payables to related parties of $14.3 million for the year ending March 31, 2019.
16.    Related Party Debt
On April 1, 2015, the Company entered into $1.8 billion in subordinated demand promissory notes payable to Compuware, a former related party. The promissory notes were established in connection with Compuware’s external debt financing. Interest expense on the promissory notes was zero, $4.1 million, and $27.4 million for the years ended March 31, 2021, 2020, and 2019, respectively, and is included in the consolidated statements of operations in “Interest expense, net.” In connection with the reorganization during the second quarter of fiscal 2020, the corresponding receivable at Compuware was contributed to the Company and the payable to related party was eliminated.
17.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. For the years ended March 31, 2021, 2020, and 2019, the Company made contributions of $3.6 million, $3.1 million and $1.9 million to the 401(k) Plan, respectively.
18.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, Revenue Recognition, for a disaggregation of revenue by geographic region.
Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	March 31,
	2021	2020
North America	$12,129	$11,296
Europe, Middle East and Africa	23,124	18,590
Asia Pacific	1,619	1,564
Latin America	44	58
Total property and equipment, net	$36,916	$31,508
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of March 31, 2021, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.

Our management performed an assessment of the effectiveness of our internal control over financial reporting at March 31, 2021, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2021. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2021.
The effectiveness of our internal control over financial reporting has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control Over Financial Reporting
As previously disclosed under the section titled “Controls and Procedures” included under Part II, Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020, because of a material weakness in internal control over financial reporting. Specifically, we did not maintain effective controls over accounting for income taxes in connection with the preparation and review of our global tax provision, and particularly in the area of realizability of tax attributes such as foreign tax credits and other domestic deferred tax assets.
During the fiscal year ended March 31, 2021, management implemented our previously disclosed remediation plan that included: (1) hired tax specialists to assist in the preparation of our tax provision as needed, (2) enhanced our documentation and management review of tax balances, (3) implemented changes and improvements in our internal control over financial reporting environment. Based upon the actions taken and our testing and evaluation of the effectiveness of our internal controls, we have concluded the material weakness related to controls over the accounting for income taxes no longer existed as of March 31, 2021.
Except for the changes in connection with our implementation of the remediation plan discussed above, there were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Dynatrace, Inc.
Waltham, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited Dynatrace, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity/member’s deficit, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated May 28, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Troy, Michigan
May 28, 2021
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the Investor Relations section of our website at ir.dynatrace.com. We will disclose any amendments to our code of business conduct and ethics, or waivers of its requirements granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website or in filings under the Exchange Act as required by applicable law or the listing standards of the NYSE.
The remaining information called for by this item, including information about our Directors, Executive Officers and Audit Committee, will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2021 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2021 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2021 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2021 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2021 and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Listing of Documents
1.Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
CONSOLIDATED STATEMENTS OF CASH FLOWS
2.Financial Statement Schedules
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits
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

3.2	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
3.4	First Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2020).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.3	Description of the Company’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2020).
10.1#*	2019 Equity Incentive Plan, as amended
10.2#	Forms of award agreements under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 30, 2019).
10.3#	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
10.4#	Annual Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
10.5	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
10.6#
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

10.7#
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

10.9#
Executive Officer Employment Agreement, by and between Registrant and Stephen Pace (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).

10.10
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

10.14
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

10.16
Second Amendment to Senior Secured First Line Credit Agreement dated February 6, 2020, by and among Dynatrace LLC, Dynatrace Intermediate LLC, the lenders party thereto and Jefferies Financing LLC as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 6, 2020).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
23.1*	Consent of BDO USA, LLP.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
#    Indicates a management contract or any compensatory plan, contract or arrangement.
*    Filed herewith
**     The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRACE, INC.

Date:	May 28, 2021	By:	/s/ John Van Siclen
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

Signature	Title	Date

/s/ John Van Siclen	Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2021
John Van Siclen

/s/ Kevin Burns	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 28, 2021
Kevin Burns

/s/ Jill Ward	Director, Board Chair	May 28, 2021
Jill Ward

/s/ Seth Boro	Director	May 28, 2021
Seth Boro

/s/ Michael Capone	Director	May 28, 2021
Michael Capone

/s/ Stephen Lifshatz	Director	May 28, 2021
Stephen Lifshatz

/s/ James K. Lines	Director	May 28, 2021
James K. Lines

/s/ Kenneth Virnig	Director	May 28, 2021
Kenneth Virnig

/s/ Kirsten Wolberg	Director	May 28, 2021
Kirsten Wolberg

/s/ Paul Zuber	Director	May 28, 2021
Paul Zuber