Form 10-Q
period 2021-06-30
Dynatrace, Inc.
filed 2021-07-28
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The registrant had 284,286,347 shares of common stock outstanding as of July 26, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended March 31, 2021 (“Annual Report”). These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2021	March 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$387,218	$324,962
Accounts receivable, net	134,003	242,079
Deferred commissions, current	50,987	48,986
Prepaid expenses and other current assets	65,838	64,255
Total current assets	638,046	680,282
Property and equipment, net	37,841	36,916
Operating lease right-of-use asset, net	48,338	42,959
Goodwill	1,275,133	1,271,195
Other intangible assets, net	137,993	149,484
Deferred tax assets, net	17,012	16,811
Deferred commissions, non-current	50,001	48,638
Other assets	9,735	9,933
Total assets	$2,214,099	$2,256,218

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$3,431	$9,621
Accrued expenses, current	98,955	119,527
Deferred revenue, current	486,066	509,272
Operating lease liabilities, current	10,420	9,491
Total current liabilities	598,872	647,911
Deferred revenue, non-current	33,683	47,504
Accrued expenses, non-current	16,349	16,072
Operating lease liabilities, non-current	42,823	38,203
Deferred tax liabilities	1,014	1,014
Long-term debt	362,404	391,913
Total liabilities	1,055,145	1,142,617
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 284,217,750 and 283,130,238 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	284	283
Additional paid-in capital	1,687,044	1,653,328
Accumulated deficit	(500,505)	(513,799)
Accumulated other comprehensive loss	(27,869)	(26,211)
Total shareholders' equity	1,158,954	1,113,601
Total liabilities and shareholders' equity	$2,214,099	$2,256,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended June 30,
	2021	2020
Revenue:
Subscription	$196,520	$144,357
License	50	638
Service	13,170	10,513
Total revenue	209,740	155,508
Cost of revenue:
Cost of subscription	24,982	16,706
Cost of service	10,021	8,010
Amortization of acquired technology	3,830	3,826
Total cost of revenue	38,833	28,542
Gross profit	170,907	126,966

Operating expenses:
Research and development	34,725	23,505
Sales and marketing	80,482	49,163
General and administrative	26,922	21,527
Amortization of other intangibles	7,540	8,686
Restructuring and other	26	(21)
Total operating expenses	149,695	102,860
Income from operations	21,212	24,106
Interest expense, net	(2,857)	(4,113)
Other income, net	1,311	19
Income before income taxes	19,666	20,012
Income tax expense	(6,372)	(7,147)
Net income	$13,294	$12,865
Net income per share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted average shares outstanding:
Basic	282,661	279,069
Diluted	288,988	284,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended June 30,
	2021	2020
Net income	$13,294	$12,865
Other comprehensive loss
Foreign currency translation adjustment	(1,658)	(2,342)
Total other comprehensive loss	(1,658)	(2,342)
Comprehensive income	$11,636	$10,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended June 30, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2021	283,130	$283	$1,653,328	$(513,799)	$(26,211)	$1,113,601
Foreign currency translation					(1,658)	(1,658)
Restricted stock units vested	496	1	(1)			—
Issuance of common stock related to employee stock purchase plan	204	—	6,593			6,593
Exercise of stock options	388	—	7,886			7,886
Share-based compensation			19,252			19,252
Equity repurchases			(14)			(14)
Net income				13,294		13,294
Balance, June 30, 2021	284,218	$284	$1,687,044	$(500,505)	$(27,869)	$1,158,954

	Three Months Ended June 30, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2020	280,853	$281	$1,573,347	$(589,819)	$(18,105)	$965,704
Foreign currency translation					(2,342)	(2,342)
Restricted stock units vested	132	—				—
Restricted stock awards forfeited	(88)	—				—
Issuance of common stock related to employee stock purchase plan	159	—	3,592			3,592
Share-based compensation			12,672			12,672
Equity repurchases			(13)			(13)
Cumulative effects adjustment for ASU 2016-02 adoption				306		306
Net income				12,865		12,865
Balance, June 30, 2020	281,056	$281	$1,589,598	$(576,648)	$(20,447)	$992,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$13,294	$12,865
Adjustments to reconcile net income to cash provided by operations:
Depreciation	2,475	1,590
Amortization	11,512	13,019
Share-based compensation	19,252	12,672
Deferred income taxes	(2)	(175)
Other	(794)	466
Net change in operating assets and liabilities:
Accounts receivable	110,079	64,265
Deferred commissions	(2,631)	2,229
Prepaid expenses and other assets	(1,453)	275
Accounts payable and accrued expenses	(27,376)	(23,212)
Operating leases, net	131	311
Deferred revenue	(41,015)	(47,297)
Net cash provided by operating activities	83,472	37,008

Cash flows from investing activities:
Purchase of property and equipment	(2,954)	(4,418)
Capitalized software additions	—	(131)
Acquisition of business, net of cash acquired	(3,543)	—
Net cash used in investing activities	(6,497)	(4,549)

Cash flows from financing activities:
Repayment of term loans	(30,000)	—
Proceeds from employee stock purchase plan	6,593	3,592
Proceeds from exercise of stock options	7,886	—
Equity repurchases	(14)	(13)
Net cash (used in) provided by financing activities	(15,535)	3,579

Effect of exchange rates on cash and cash equivalents	816	1,169

Net increase in cash and cash equivalents	62,256	37,207

Cash and cash equivalents, beginning of period	324,962	213,170
Cash and cash equivalents, end of period	$387,218	$250,377

Supplemental cash flow data:
Cash paid for interest	$2,370	$3,763
Cash paid for tax, net	$5,403	$10,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of the Business
Business
Dynatrace, Inc. (“Dynatrace”, or the “Company”) offers an observability platform, purpose-built for modern multicloud environments. The Company designed its all-in-one Dynatrace® Software Intelligence Platform to address the growing complexity faced by technology and digital business teams as these enterprises further embrace the cloud to effect their digital transformation. The Company’s platform does so by utilizing artificial intelligence at its core and continuous automation to deliver precise answers about the performance and security of applications, the underlying infrastructure, and the experience of its customers’ users that enables organizations to innovate faster, operate more efficiently, and improve user experiences for consistently better business outcomes.
Fiscal year
The Company’s fiscal year ends on March 31. References to fiscal 2022, for example, refer to the fiscal year ended March 31, 2022.
2.    Significant Accounting Policies
Basis of presentation and consolidation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of June 30, 2021 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three months ended June 30, 2021 and 2020, statements of cash flows for the three months ended June 30, 2021 and 2020, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2021, its results of operations for the three months ended June 30, 2021 and 2020, and its cash flows for the three months ended June 30, 2021 and 2020 in accordance with U.S. GAAP. The results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“Annual Report”).
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

Recently adopted accounting pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods, and interim periods within those years, beginning after December 15, 2020. The Company adopted the new standard on a prospective basis as of April 1, 2021. The adoption did not have a material impact on the consolidated financial statements.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenues by geographic region (in thousands, except percentages):

	Three Months Ended June 30,
	2021		2020
	Amount	%	Amount	%
North America	$112,772	53%	$87,377	56%
Europe, Middle East and Africa	67,044	32%	47,071	30%
Asia Pacific	22,136	11%	16,940	11%
Latin America	7,788	4%	4,120	3%
Total revenue	$209,740		$155,508
For the three months ended June 30, 2021 and 2020, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $104.5 million and 50% and $82.0 million and 53% of total revenue during the three months ended June 30, 2021 and 2020, respectively.
Deferred revenue
Revenues recognized during the three months ended June 30, 2021 and 2020 which was included in the deferred revenue balances at the beginning of each respective period, was $199.5 million and $146.3 million, respectively.
Remaining performance obligations
As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,252.0 million, which consists of both billed consideration in the amount of $519.7 million and unbilled consideration in the amount of $732.3 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 57% of this amount as revenue over the next twelve months and the remainder thereafter.
4.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for the three months ended June 30, 2021 consists of the following (in thousands):

June 30, 2021
Balance, beginning of period	$1,271,195
Goodwill from acquisitions (1)	3,524
Foreign currency impact	414
Balance, end of period	$1,275,133
_________________
(1) The initial allocation of the purchase price from acquisition was based on preliminary valuations and assumptions and is subject to change. The Company expects to finalize the allocation of the purchase price within the measurement period.

Other intangible assets, net excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		June 30, 2021	March 31, 2021
Capitalized software	107	$189,438	$189,398
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		595,996	595,956
Less: accumulated amortization		(458,003)	(446,472)
Total other intangible assets, net		$137,993	$149,484
Amortization of other intangible assets totaled $11.5 million and $13.0 million for the three months ended June 30, 2021 and 2020, respectively.
5.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended June 30, 2021 was 32% compared to 36% for the three months ended June 30, 2020.
Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at June 30, 2021, a valuation allowance continues to be recorded against certain deferred tax assets based upon the conclusion that it was more likely than not that these assets would not be realized. The valuation allowance at June 30, 2021 relates primarily to accrued interest, capitalized development costs, and foreign tax credits. Given the Company’s current earnings and anticipated future earnings, it is reasonably possible that within the next twelve months sufficient positive evidence may become available to allow the Company to conclude that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets. However, the exact timing and amount of the valuation allowance release are subject to change based on the Company’s growth and profitability.
6.    Long-term Debt
Long-term debt consists of the following (in thousands, except percentages):

	June 30, 2021		March 31, 2021
	Amount	Effective Rate	Amount	Effective Rate
First Lien Term Loan	$371,125	2.4%	$401,125	2.4%
Revolving credit facility	—		—
Total principal	371,125		401,125
Unamortized discount and debt issuance costs	(8,721)		(9,212)
Total debt	362,404		391,913
Less: Current portion of long-term debt	—		—
Long-term debt	$362,404		$391,913
First lien credit facilities
The Company’s First Lien Credit Agreement, as amended, provides for a term loan facility, or the First Lien Term Loan, in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility, or the Revolving Facility, in an aggregate amount of $60.0 million. The Revolving Facility includes a $25.0 million letter of credit sub-facility. The First Lien Term Loan and Revolving Facility mature on August 23, 2025 and August 23, 2023, respectively. There were $15.6 million letters of credit issued as of both June 30, 2021 and March 31, 2021. The Company had $44.4 million of availability under the Revolving Facility as of both June 30, 2021 and March 31, 2021.
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
All of the indebtedness under the First Lien Credit Agreement is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien Credit Agreement contains customary negative covenants. At June 30, 2021, the Company was in compliance with all applicable covenants.
7.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2022 to 2032. As of June 30, 2021, the weighted average remaining lease term was 5.8 years and the weighted average discount rate was 7.1%. The Company does not have any finance leases as of June 30, 2021.
The Company also has subleases of former offices which expire at various dates from fiscal 2022 to fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.6 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2021	2020
Operating lease expense (1)	$2,469	$2,643
Short-term lease expense	$195	$68
Variable lease expense	$161	$200
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Three Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$3,191	$3,032
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$7,533	$—
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.

As of June 30, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2022	$9,809
2023	12,906
2024	11,800
2025	8,642
2026	5,987
Thereafter	14,418
Total operating lease payments (1)	63,562
Less: imputed interest	(10,319)
Total operating lease liabilities	$53,243
_________________
(1) Presented gross of sublease income.
As of June 30, 2021, the Company had commitments of $6.6 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal years ended March 31, 2022 and March 31, 2023, with lease terms ranging from 2 to 10 years.

8.    Commitments and Contingencies
Legal matters
From time to time, the Company may be a party to lawsuits and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, these matters, individually and in the aggregate, will not have a material adverse effect on the financial condition and results of the future operations of the Company.
9.    Share-based Compensation
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the board of directors, adopted the 2019 Equity Incentive Plan, as amended and restated (the “2019 Plan”) which was subsequently approved by the Company’s shareholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2021, 38,554,389 shares of common stock were available for future issuance under the 2019 Plan.
Stock options
The following table summarizes activity for stock options during the period ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2021	8,393	$21.31	8.6	$226,438
Granted	92	51.41
Exercised	(388)	19.62
Forfeited	(96)	20.44
Balance, June 30, 2021	8,001	$21.75	8.3	$293,405
Options vested and expected to vest at June 30, 2021	8,001	$21.75	8.3	$293,405
Options vested and exercisable at June 30, 2021	2,322	$19.25	8.2	$90,955
As of June 30, 2021, the total unrecognized compensation expense related to non-vested stock options is $47.3 million and is expected to be recognized over a weighted average period of 2.4 years. The Company recognized $4.7 million and $3.3 million of share-based compensation expense related to stock options for the three months ended June 30, 2021 and 2020, respectively.
Restricted shares and units
During the first three months of fiscal 2022, the Company granted an aggregate of 2,364,462 restricted stock units (“RSUs”) to certain key employees and non-employee directors. The total grants consisted of: (i) 1,560,662 time-based restricted stock units that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over three years, (ii) 295,900 performance-based restricted stock units that vest 33.3% on a yearly basis over three years (the “Incentive PSUs”), and (iii) 507,900 performance-based restricted stock units that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over the following three years (the “Annual PSUs”).
The Incentive PSUs vest in three equal installments, with one-third of the Incentive PSUs eligible to vest on each of the first three anniversaries of the date of grant, subject to the Company’s achievement of specific company metrics, and provided that the executive officer remains employed by the Company through the applicable vesting date. No Incentive PSUs will vest with respect to any year if the Company fails to achieve 95% of the applicable target for that year, and the overall number of shares that may be issued pursuant to the Incentive PSUs with respect to any year shall not exceed 150% of the target award for such year. The Incentive PSUs are not carried forward from year to year; if the Incentive PSUs are not earned in any given year, they are terminated for that year.

The number of shares that may be earned pursuant to the Annual PSUs is based on specific company metrics related to the Company’s fiscal year ending March 31, 2022. No Annual PSUs will be earned with respect to any metric if the applicable “threshold” percentage of the specific metric is not achieved, and the overall number of shares that may be earned shall not exceed 150% of the target award. Once the Annual PSUs are earned, they are then also subject to time-based vesting, with 25% of the earned Annual PSUs vesting on the first anniversary of the grant date, and with the remaining 75% vesting in twelve equal quarterly installments over the following three years, and provided that the executive officer remains employed by the Company through the applicable vesting date.
Compensation expense for the Incentive PSUs and Annual PSUs is measured using the fair value at the date of grant and recorded over the vesting period of three or four years, respectively, under the graded-vesting attribution method and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.
The following table provides a summary of the changes in the number of restricted shares for the period ended June 30, 2021:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2021	728	$16.00	3,041	$24.44
Granted	—	—	2,364	46.89
Vested	(260)	16.00	(496)	25.46
Forfeited	—	—	(85)	23.78
Balance, June 30, 2021	468	$16.00	4,824	$35.35
As of June 30, 2021, the total unrecognized compensation expense related to unvested restricted stock is $6.6 million and is expected to be recognized over a weighted average period of 1.2 years. As of June 30, 2021, the total unrecognized compensation expense related to unvested restricted stock units is $160.3 million and is expected to be recognized over a weighted average period of 2.8 years. The Company recognized $13.5 million and $8.8 million of share-based compensation expense related to restricted shares and units for the three months ended June 30, 2021 and 2020, respectively.
Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods beginning May 15 and November 15 of each year, and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the three months ended June 30, 2021, 204,016 shares of common stock were purchased under the ESPP. As of June 30, 2021, 11,355,078 shares of common stock were available for future issuance under the ESPP.
As of June 30, 2021, there was approximately $2.1 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $1.1 million and $0.5 million of share-based compensation expense related to the ESPP for the three months ended June 30, 2021 and 2020, respectively.
Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended June 30,
	2021	2020
Cost of revenue	$2,652	$1,498
Research and development	3,967	2,418
Sales and marketing	7,608	5,405
General and administrative	5,025	3,351
Total share-based compensation expense	$19,252	$12,672

10.    Net Income Per Share
Basic net income per share is calculated by dividing the net income for the period by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net income per share includes the dilutive effect of common share equivalents and is calculated using the weighted-average number of common shares and the common share equivalents outstanding during the reporting period. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2021	2020
Numerator:
Net income	$13,294	$12,865
Denominator:
Weighted average shares outstanding, basic	282,661	279,069
Dilutive effect of stock-based awards	6,327	5,240
Weighted average shares outstanding, diluted	288,988	284,309

Net income per share, basic	$0.05	$0.05
Net income per share, diluted	$0.05	$0.05
The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months ended June 30, 2021 and 2020 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended June 30,
	2021	2020
Stock options	318	1,200
Unvested restricted stock and RSUs	32	3
Shares committed under ESPP	3	61
11.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.
Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	June 30, 2021	March 31, 2021
North America	$12,469	$12,129
Europe, Middle East and Africa	23,778	23,124
Asia Pacific	1,505	1,619
Latin America	89	44
Total property and equipment, net	$37,841	$36,916
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Form 10-

Q and our Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on March 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
OVERVIEW
We offer the market-leading software intelligence platform, purpose-built for dynamic multicloud environments. As organizations embrace the cloud to effect their digital transformation, our all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. With automation and intelligence at its core, our platform delivers precise answers about the performance and security of applications, the underlying infrastructure and the experience of all users to enable teams to innovate faster, simplify cloud complexity, collaborate more efficiently, and secure cloud-native applications. We designed our platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for consistently better business outcomes. As a result, as of June 30, 2021, our products are trusted by approximately 3,000 Dynatrace customers in over 90 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
We market Dynatrace® through a combination of our global direct sales team and a network of partners, including cloud service providers (Amazon, Microsoft, and Google), resellers, and system integrators. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance Module and extended with our Infrastructure Monitoring, Digital Experience Monitoring, Digital Business Analytics, Application Security, or Cloud Automation Modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and is the primary offering we sell. Dynatrace® customers increased to 3,018 as of June 30, 2021 from 2,458 as of June 30, 2020.
Our Classic products include AppMon, Classic Real User Monitoring, or RUM, Network Application Monitoring, or NAM, and Synthetic Classic. These products are only available to customers who had previously purchased them and were sunset as of April 1, 2021.
COVID-19 Update
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The pandemic has had significant impacts around the globe and in many locations in which we operate. While the impacts have not caused a material adverse financial impact to our business to date, the future impacts remain uncertain. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict. These factors may adversely impact business spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis. While our revenue, customer retention, and earnings are relatively predictable as a result of our subscription-based business model, the effect, if any, of the COVID-19 pandemic would not be fully reflected in our results of operations and overall financial performance until future periods.
Throughout the pandemic we have continued to make investments to support business growth and product development, including investments in research and development as we continue to introduce new products and applications to extend the functionality of our products, sales and marketing to support customer growth, and other critical functions to ensure the highest levels of customer service and support as well as ensuring that we maintain the required infrastructure to be a public company. We expect to continue to make these investments.

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
•Increase penetration within existing customers. We plan to continue to increase penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. Our Dynatrace® net expansion rate has been above 120% for the last 13 quarters.
•Enhance our strategic partner ecosystem. Our strategic partners include industry-leading system integrators, software vendors, and cloud and technology providers. We intend to continue to invest in our partner ecosystem, with a particular emphasis on expanding our strategic alliances and cloud-focused partnerships, such as AWS, Azure, Google Cloud Platform, Red Hat OpenShift, and Atlassian.
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	June 30,
	2021	2020
Number of Dynatrace® Customers	3,018	2,458
Total ARR (in thousands)	$823,222	$601,376
Dynatrace® Net Expansion Rate	120%+	120%+
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
License. License revenue reflects the revenues recognized from sales of perpetual and term-based licenses of our Classic products that are sold only to existing customers. The license fee portion of Classic perpetual license arrangements is recognized up front assuming all revenue recognition criteria are satisfied. Classic term license fees are also recognized up front. Classic term licenses are generally billed annually in advance and perpetual licenses are billed up front.
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
Other Expense, Net
Other expense, net consists primarily of interest expense and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries. Interest expense, net of interest income, consists primarily of interest on our term loan facility and amortization of debt issuance costs.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the impact of tax return provision true-ups resulting from changes in estimates to the reorganization transaction tax and the corresponding impact to uncertain tax positions, (2) differing tax rates and regulations in foreign jurisdictions, (3) differences in accounting and tax treatment of our share-based compensation, and (4) foreign withholding taxes. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

RESULTS OF OPERATIONS
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021		2020
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$196,520	94%	$144,357	93%
License	50	—%	638	—%
Service	13,170	6%	10,513	7%
Total revenue	209,740	100%	155,508	100%
Cost of revenue:
Cost of subscription	24,982	12%	16,706	11%
Cost of service	10,021	5%	8,010	5%
Amortization of acquired technology	3,830	2%	3,826	2%
Total cost of revenue (1)	38,833	19%	28,542	18%
Gross profit	170,907	81%	126,966	82%

Operating expenses:
Research and development (1)	34,725	17%	23,505	15%
Sales and marketing (1)	80,482	38%	49,163	32%
General and administrative (1)	26,922	13%	21,527	14%
Amortization of other intangibles	7,540	4%	8,686	6%
Restructuring and other	26		(21)
Total operating expenses	149,695		102,860
Income from operations	21,212		24,106
Other expense, net	(1,546)		(4,094)
Income before income taxes	19,666		20,012
Income tax expense	(6,372)		(7,147)
Net income	$13,294		$12,865
(1)  Includes share-based compensation expense as follows:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Cost of revenue	$2,652	$1,498
Research and development	3,967	2,418
Sales and marketing	7,608	5,405
General and administrative	5,025	3,351
Total share-based compensation	$19,252	$12,672

Revenue

	Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Subscription	$196,520	$144,357	$52,163	36%
License	50	638	(588)	(92%)
Service	13,170	10,513	2,657	25%
Total revenue	$209,740	$155,508	$54,232	35%
Subscription
Subscription revenue increased by $52.2 million, or 36%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 94% of total revenue for the three months ended June 30, 2021 compared to 93% of total revenue for the three months ended June 30, 2020.
License
License revenue decreased by $0.6 million, or 92%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to the decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $2.7 million, or 25%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$24,982	$16,706	$8,276	50%
Cost of service	10,021	8,010	2,011	25%
Amortization of acquired technology	3,830	3,826	4	—%
Total cost of revenue	$38,833	$28,542	$10,291	36%
Cost of subscription
Cost of subscription increased $8.3 million, or 50%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $5.0 million, increased cloud-based hosting costs and subscriptions of $2.5 million, and higher share-based compensation of $0.9 million.
Cost of service
Cost of service increased by $2.0 million, or 25%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was the result of higher personnel costs of $1.8 million and higher share-based compensation of $0.2 million.
Amortization of acquired technologies
For the three months ended June 30, 2021 and 2020, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of us in 2014.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$171,538	$127,651	$43,887	34%
License	50	638	(588)	(92%)
Services	3,149	2,503	646	26%
Amortization of acquired technology	(3,830)	(3,826)	(4)	—%
Total gross profit	$170,907	$126,966	$43,941	35%
Gross margin:
Subscriptions	87%	88%
License	100%	100%
Services	24%	24%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	82%
Subscriptions
Subscriptions gross profit increased by $43.9 million, or 34%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Subscription gross margin decreased from 88% to 87% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in gross profit is primarily due to the growing adoption of the Dynatrace® platform by new customers.
License
License gross profit decreased by $0.6 million, or 92%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit increased by $0.6 million, or 26%, to $3.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Services gross margin was 24% for the three months ended June 30, 2021 as well as the three months ended June 30, 2020.
Operating Expenses

	Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$34,725	$23,505	$11,220	48%
Sales and marketing	80,482	49,163	31,319	64%
General and administrative	26,922	21,527	5,395	25%
Amortization of other intangibles	7,540	8,686	(1,146)	(13%)
Restructuring and other	26	(21)	47	(224%)
Total operating expenses	$149,695	$102,860	$46,835	46%

Research and development
Research and development expenses increased $11.2 million, or 48%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase is due to a 30% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $7.6 million, higher share-based compensation of $1.5 million, and increased cloud-based hosting costs of $0.5 million.
Sales and marketing
Sales and marketing expenses increased $31.3 million, or 64%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due to a 24% increase in headcount, resulting in an increase of $14.3 million in personnel costs, increased advertising and marketing costs of $9.9 million, and higher share-based compensation of $2.2 million. Higher employee-related expenses of $1.7 million, higher professional fees of $1.3 million, and increased travel-related expenses related to global restrictions lifting of $0.6 million also contributed to this increase.
General and administrative
General and administrative expenses increased $5.4 million, or 25%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to increased personnel costs of $3.3 million, higher share-based compensation of $1.7 million, and higher depreciation costs of $0.7 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.1 million, or 13%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net decreased by $2.5 million, or 62%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The decrease in other expense was primarily a result of lower interest expense on our term loans due to the reductions in principal compared to the same quarter last fiscal year, as well as gains on foreign currency transactions.
Income Tax Expense
Income tax expense for the three months ended June 30, 2021 of $6.4 million represented a $0.7 million decrease as compared to an expense of $7.1 million for the three months ended June 30, 2020, primarily driven by additional share-based compensation tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2021, we had $387.2 million of cash and cash equivalents and $44.4 million available under our revolving credit facility. Since inception, we have financed our operations primarily through payments by our customers for use of our product offerings and related services and, to a lesser extent, the net proceeds we have received from sales of equity securities and borrowings on our term loan facilities. In August 2019, we completed our IPO in which we issued and sold an aggregate of 38.9 million shares of common stock at a price of $16.00 per share. We received aggregate net proceeds of $585.3 million from the IPO, after underwriting discounts and commissions and payments of offering costs. Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.
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
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the section titled “Risk Factors” included elsewhere in this Quarterly Report and our Annual Report. However, we believe that our existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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
Our Credit Facilities
As of June 30, 2021, the balance outstanding under our first lien term loan was $371.1 million and is included in long-term debt on our condensed consolidated balance sheets. We had $44.4 million available under the revolving credit facility after considering $15.6 million of letters of credit outstanding. All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets. At June 30, 2021, we were in compliance with all applicable covenants pertaining to the First Lien Credit Agreement. Our credit facilities are discussed further in Note 6 of the notes to the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Cash provided by operating activities (1)	$83,472	$37,008
Cash used in investing activities	(6,497)	(4,549)
Cash (used in) provided by financing activities	(15,535)	3,579
Effect of exchange rate changes on cash and cash equivalents	816	1,169
Net increase in cash and cash equivalents	$62,256	$37,207
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Cash paid for interest	$2,370	$3,763
Cash paid for tax, net	$5,403	$10,127
Operating Activities
For the three months ended June 30, 2021, cash provided by operating activities was $83.5 million as a result of net income of $13.3 million, and adjusted by non-cash charges of $32.4 million and a change of $37.7 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $19.3 million and depreciation and amortization of $14.0 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $110.1 million due to the timing of receipts of payments from customers. Partially offsetting this was a decrease in deferred revenue of $41.0 million due to the timing of billings in advance of revenue recognition primarily for subscription sales, a decrease in accounts payable and accrued expenses of $27.4 million driven by timing of payments, and an increase in deferred commissions of $2.6 million due to commissions paid on new bookings.
For the three months ended June 30, 2020, cash provided by operating activities was $37.0 million as a result of a net income of $12.9 million, and adjusted by non-cash charges of $27.6 million and a change of $3.4 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $12.7 million and depreciation and amortization of $14.6 million. The change in our net operating assets and liabilities was primarily the result of a decrease in deferred revenue of $47.3 million due to the timing of billings in advance of revenue recognition primarily for subscription sales and a decrease in accounts payable and accrued expenses of $23.2 million driven by timing of payments, which were partially offset by a decrease in accounts receivable of $64.3 million due to the timing of receipts of payments from customers.

Investing Activities
Cash used in investing activities during the three months ended June 30, 2021 was $6.5 million, as a result of an acquisition made in the first quarter of the fiscal year of $3.5 million and the purchases of property and equipment of $3.0 million.
Cash used in investing activities during the three months ended June 30, 2020 was $4.5 million, as a result of purchases of property and equipment of $4.4 million and capitalized software additions of $0.1 million.
Financing Activities
Cash used in financing activities during the three months ended June 30, 2021 was $15.5 million, primarily as a result of repayments of our term loans of $30.0 million, partially offset by proceeds from our employee stock purchase plan of $6.6 million and proceeds from the exercise of our stock options of $7.9 million.
Cash provided by financing activities during the three months ended June 30, 2020 was $3.6 million, primarily as a result of proceeds from our employee stock purchase plan of $3.6 million .
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Under various agreements, we are obligated to make future cash payments. These include payments under our long-term debt agreements, rent payments required under operating lease agreements, interest obligations on our term loans, and other contractual commitments.
The following table summarizes our payments under contractual obligations as of June 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$63,562	$9,809	$24,706	$14,629	$14,418
First Lien Term Loan - principal (1)	371,125	—	—	371,125	—
First Lien Term Loan - interest (2)	36,745	8,859	17,741	10,145	—
Revolving credit facility (3)	—	—	—	—	—
Total	$471,432	$18,668	$42,447	$395,899	$14,418
(1) The amounts included in the table above represent principal maturities only.
(2) Amounts represent estimated future interest payments on borrowings under our First Lien Term Loan, which were estimated using the interest rate effective at June 30, 2021 multiplied by the principal outstanding on June 30, 2021. The First Lien Term Loan consists of $371.1 million currently bearing interest at 2.4%.
(3) As of June 30, 2021, we had no outstanding borrowings under our revolving credit facility, $15.6 million of letters of credit outstanding, and $44.4 million was available for borrowing under our revolving credit facility.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries in its local currency. Due to our international operations, we have foreign currency risks related to operating expense denominated in currencies other than the U.S. dollar, particularly the Euro. Additionally, fluctuations in foreign currencies impact the amount of total assets, liabilities, and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars.
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
Interest Rate Risk
We had cash and cash equivalents of $387.2 million and $325.0 million as of June 30, 2021 and March 31, 2021, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
At June 30, 2021, we also had in place a $60.0 million revolving credit facility, with availability of $44.4 million, and $371.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 2.4% at June 30, 2021. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2021, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Market adoption of software intelligence solutions for observability, application performance monitoring, digital experience monitoring, infrastructure monitoring, AIOps, business intelligence and analytics and application security is relatively new and may not grow as we expect, which may harm our business and prospects.
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
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2019 to the year ended March 31, 2020, our subscription revenue grew 39% from $349.8 million to $487.8 million, respectively. From the year ended March 31, 2020 to the year ended March 31, 2021, our subscription revenue grew 34% from $487.8 million to $655.2 million, respectively. From the three months ended June 30, 2020 to the three months ended June 30, 2021, our subscription revenue grew 36% from $144.4 million to $196.5 million, respectively. From the year ended March 31, 2019 to the year ended March 31, 2020, subscription revenue as a percentage of total revenue grew from 81% to 89%, respectively. From the year ended March 31, 2020 to the year ended March 31, 2021, subscription revenue as a percentage of total revenue grew from 89% to 93% respectively. From the three months ended June 30, 2020 to the three months ended June 30, 2021, subscription revenue as a percentage of total revenue grew from 93% to 94%, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:
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
•changes in the demand and growth rate of the market for software intelligence, monitoring, application security, and analytics solutions;
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
Market adoption of software intelligence solutions for observability, application performance monitoring, digital experience monitoring, infrastructure monitoring, AIOps, business intelligence and analytics, and application security is relatively new and may not grow as we expect, which may harm our business and prospects.
The utilization of software intelligence solutions, such as Dynatrace®, for observability, application performance monitoring, digital experience monitoring, infrastructure monitoring, AIOps, business intelligence and analytics, and application security is relatively new. We believe our future success will depend in large part on the growth, if any, in the demand for software intelligence solutions, particularly the demand for enterprise-wide solutions and our ability to provide solutions that meet such ever-evolving needs. We currently target the markets for observability, application performance monitoring, or APM, infrastructure monitoring, AIOps, digital experience monitoring, business intelligence and analytics and application security. It is difficult to predict customer demand, adoption, churn and renewal rates for our new and existing solutions, the rate at which existing customers expand their usage of our solutions, the size and growth rate of the market for our solutions. Expansion in our addressable market depends on a number of factors, including the continued and growing reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased use of microservices and containers, as well as the continued proliferation of mobile applications, large data sets, cloud computing and the Internet of Things. If our solutions do not achieve widespread adoption, we are not able to develop new solutions that meet customer needs or there is a reduction in demand for software intelligence solutions generally, it could result in reduced customer purchases, reduced renewal rates and decreased revenue, any of which will adversely affect our business, operating results and financial condition.
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
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic, which spread throughout the world, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It also disrupted the normal operations of many businesses, including our business, and many of our customers’ businesses.
As a result of the COVID-19 pandemic, we limited occupancy or temporarily closed our global offices, and suspended or limited company-related travel. A majority of all Dynatrace employees globally are continuing to work from home, and we have changed many previously in-person employee, customer or industry events to virtual-only, such as our annual Sales Kickoff and Perform 2021.

We also changed how we spend on marketing and lead generation activities, putting an increased focus on digital, on-line marketing and lead generation.
The conditions caused by the COVID-19 pandemic may affect our customers’ and prospective customers’ businesses, and may have an adverse impact on their ability or willingness to spend on software platforms or purchase our offerings or the timing of their purchasing decisions. The impact of the pandemic on our customers or prospective customers could also result in pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts or term licenses; or increase customer attrition rates. All of the foregoing could adversely affect our future sales, operating results and overall financial performance.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the disruption caused by such actions, the efficacy of vaccines and rates of vaccination in various states and countries, the emergence of coronavirus variants such as the “delta” variant and others as yet unknown, and the impact of these and other factors on our employees, customers, partners, vendors and the global economy. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team, including our Chief Executive Officer and other executive officers. The members of our senior management team are employed on an at-will basis, which means that they are not contractually obligated to remain employed with us and could terminate their employment with us at any time. Accordingly, and in spite of our efforts to retain our senior management team, any member of our senior management team could terminate his or her employment with us at any time and go to work for one of our competitors, after the expiration of any applicable non-compete period, which may be difficult to enforce depending on the circumstances. The loss of one or more members of our senior management team, particularly if closely grouped, could adversely affect our ability to formulate and execute our business plan and thus, our business, operating results and prospects could be adversely affected. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train and integrate strategic hires, our business, operating results and financial condition could be adversely affected.
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
At June 30, 2021, we had approximately $400.0 million of aggregate indebtedness, as defined in the Credit Agreement, consisting of $371.1 million outstanding under our first lien term loan facility, $15.6 million outstanding under a $25.0 million letter of credit sub-facility and $8.7 million in unamortized debt issuance fees. Under our first lien term loan facility, we were required to repay approximately $2.4 million of principal at the end of each quarter (commencing March 31, 2019) and are required to pay accrued interest on the last day of each interest accrual period. During the second quarter of fiscal 2020, we repaid all outstanding borrowings and accrued interest under our second lien term loan facility and recognized a loss on debt extinguishment of $2.7 million within “Interest expense, net” in the consolidated statements of operations for the year ended March 31, 2020. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $2.4 million for the three months ended June 30, 2021.
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
We currently host our Dynatrace® solutions primarily using AWS, and we are expanding to include other cloud infrastructure providers such as Microsoft and Google. Our Dynatrace® solutions reside on hardware operated by these providers. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans, including the use of multiple AWS locations, any incident affecting AWS’ infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform and our ability to deliver our solutions to our customers. A prolonged AWS service disruption affecting our SaaS platform for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
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
As of June 30, 2021, we had 92 issued patents, 69 of which are in the United States, and 29 pending applications, of which 21 are in the United States. Our issued patents expire at various dates through November 2039. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Certain other state laws impose similar privacy obligations and we also expect anticipate that more states to may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Virginia has recently passed its own data protection law, and it is quite possible that other states may follow suit. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the imposition of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.
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
Revenue from customers located outside of the United States represented 50% and 47% for the three months ended June 30, 2021 and 2020, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:
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
For customers who purchase our Dynatrace platform, whether they purchase SaaS or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the quarter ended June 30, 2021, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $60.87 through June 30, 2021. Factors that could cause fluctuations in the trading price of our common stock include the following:
•announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•changes in how customers perceive the benefits of our platform;
•shifts in the mix of billings and revenue attributable to perpetual licenses, term licenses and SaaS subscriptions from quarter to quarter;
•departures of our Chief Executive Officer, one or more executive officers, senior management or other key personnel;
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
In connection with the audit of our financial statements as of and for the fiscal year ended March 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness was related to accounting for income taxes in connection with the preparation and review of our global tax provision, and particularly in the area of realizability of tax attributes such as foreign tax credits and other domestic deferred tax assets. During the fiscal year ended March 31, 2021, we completed the remediation measures related to the material weakness and have concluded that our internal control over financial reporting was effective as of March 31, 2021. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. For example, the Thoma Bravo Funds beneficially own 29.7% of our common stock and under applicable federal securities laws may sell such shares in the public market without our advance knowledge or participation. If Thoma Bravo were to dispose of a substantial portion of our shares in the public market, whether in a single transaction or a series of transactions, it could reduce the trading price of our common stock In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.
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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 29.7% of our issued and outstanding shares of common stock as of June 30, 2021. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities
None.
Use of proceeds
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.14#	2022 Annual Short-Term Incentive Plan adopted May 15, 2021
10.17#	Executive Officer Employment Agreement between the Company and Bernd Greifeneder
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

DYNATRACE, INC.

Date:	July 28, 2021	By:	/s/ John Van Siclen
John Van Siclen
Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2021	By:	/s/ Kevin C. Burns
Kevin C. Burns
Chief Financial Officer & Treasurer
(Principal Financial Officer)