Form 10-Q
period 2021-09-30
Dynatrace, Inc.
filed 2021-10-27
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The registrant had 285,071,209 shares of common stock outstanding as of October 25, 2021.

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
•our expectations regarding the potential impact of the novel coronavirus (“COVID-19”), pandemic on our business, operations, and the markets in which we and our partners and customers operate;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2021	March 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$370,319	$324,962
Accounts receivable, net	149,801	242,079
Deferred commissions, current	52,525	48,986
Prepaid expenses and other current assets	80,065	64,255
Total current assets	652,710	680,282
Property and equipment, net	40,197	36,916
Operating lease right-of-use assets, net	60,473	42,959
Goodwill	1,282,631	1,271,195
Other intangible assets, net	128,514	149,484
Deferred tax assets, net	16,492	16,811
Deferred commissions, non-current	50,766	48,638
Other assets	11,114	9,933
Total assets	$2,242,897	$2,256,218

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$16,013	$9,621
Accrued expenses, current	105,423	119,527
Deferred revenue, current	461,443	509,272
Operating lease liabilities, current	11,214	9,491
Total current liabilities	594,093	647,911
Deferred revenue, non-current	22,630	47,504
Accrued expenses, non-current	16,533	16,072
Operating lease liabilities, non-current	54,371	38,203
Deferred tax liabilities	1,361	1,014
Long-term debt	332,907	391,913
Total liabilities	1,021,895	1,142,617
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 285,025,237 and 283,130,238 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	285	283
Additional paid-in capital	1,723,056	1,653,328
Accumulated deficit	(476,864)	(513,799)
Accumulated other comprehensive loss	(25,475)	(26,211)
Total shareholders' equity	1,221,002	1,113,601
Total liabilities and shareholders' equity	$2,242,897	$2,256,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	$212,601	$157,673	$409,121	$302,030
License	—	442	50	1,080
Service	13,753	10,471	26,923	20,984
Total revenue	226,354	168,586	436,094	324,094
Cost of revenue:
Cost of subscription	27,135	18,327	52,117	35,033
Cost of service	10,668	8,554	20,689	16,564
Amortization of acquired technology	3,864	3,830	7,694	7,656
Total cost of revenue	41,667	30,711	80,500	59,253
Gross profit	184,687	137,875	355,594	264,841

Operating expenses:
Research and development	37,908	27,512	72,633	51,017
Sales and marketing	86,301	56,690	166,783	105,853
General and administrative	31,689	22,110	58,611	43,637
Amortization of other intangibles	7,539	8,686	15,079	17,372
Restructuring and other	(1)	46	25	25
Total operating expenses	163,436	115,044	313,131	217,904
Income from operations	21,251	22,831	42,463	46,937
Interest expense, net	(2,651)	(3,602)	(5,508)	(7,715)
Other (expense) income, net	(1,299)	199	12	218
Income before income taxes	17,301	19,428	36,967	39,440
Income tax benefit (expense)	6,340	(1,949)	(32)	(9,096)
Net income	$23,641	$17,479	$36,935	$30,344
Net income per share:
Basic	$0.08	$0.06	$0.13	$0.11
Diluted	$0.08	$0.06	$0.13	$0.11
Weighted average shares outstanding:
Basic	283,923	280,077	283,295	279,577
Diluted	291,177	286,252	290,254	285,423
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$23,641	$17,479	$36,935	$30,344
Other comprehensive income (loss)
Foreign currency translation adjustment	2,394	(2,792)	736	(5,134)
Total other comprehensive income (loss)	2,394	(2,792)	736	(5,134)
Comprehensive income	$26,035	$14,687	$37,671	$25,210
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended September 30, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, June 30, 2021	284,218	$284	$1,687,044	$(500,505)	$(27,869)	$1,158,954
Foreign currency translation					2,394	2,394
Restricted stock units vested	301	—				—
Restricted stock awards forfeited	(19)	—				—
Exercise of stock options	525	1	10,453			10,454
Share-based compensation			25,575			25,575
Equity repurchases			(16)			(16)
Net income				23,641		23,641
Balance, September 30, 2021	285,025	$285	$1,723,056	$(476,864)	$(25,475)	$1,221,002

	Three Months Ended September 30, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2020	281,056	$281	$1,589,598	$(576,648)	$(20,447)	$992,784
Foreign currency translation					(2,792)	(2,792)
Restricted stock units vested	674	—				—
Restricted stock awards forfeited	(8)	—				—
Exercise of stock options	302	—	4,829			4,829
Share-based compensation			14,831			14,831
Equity repurchases			(12)			(12)
Net income				17,479		17,479
Balance, September 30, 2020	282,024	$281	$1,609,246	$(559,169)	$(23,239)	$1,027,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Six Months Ended September 30, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2021	283,130	$283	$1,653,328	$(513,799)	$(26,211)	$1,113,601
Foreign currency translation					736	736
Restricted stock units vested	797	1	(1)			—
Restricted stock awards forfeited	(19)	—				—
Issuance of common stock related to employee stock purchase plan	204	—	6,593			6,593
Exercise of stock options	913	1	18,339			18,340
Share-based compensation			44,827			44,827
Equity repurchases			(30)			(30)
Net income				36,935		36,935
Balance, September 30, 2021	285,025	$285	$1,723,056	$(476,864)	$(25,475)	$1,221,002

	Six Months Ended September 30, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2020	280,853	$281	$1,573,347	$(589,819)	$(18,105)	$965,704
Foreign currency translation					(5,134)	(5,134)
Restricted stock units vested	806	—				—
Restricted stock awards forfeited	(96)	—				—
Issuance of common stock related to employee stock purchase plan	159	—	3,592			3,592
Exercise of stock options	302	—	4,829			4,829
Share-based compensation			27,503			27,503
Equity repurchases			(25)			(25)
Cumulative effects adjustment for ASU 2016-02 adoption				306		306
Net income				30,344		30,344
Balance, September 30, 2020	282,024	$281	$1,609,246	$(559,169)	$(23,239)	$1,027,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$36,935	$30,344
Adjustments to reconcile net income to cash provided by operations:
Depreciation	5,049	3,797
Amortization	23,057	26,032
Share-based compensation	44,827	27,503
Deferred income taxes	3	(3,160)
Other	1,007	802
Net change in operating assets and liabilities:
Accounts receivable	92,314	49,353
Deferred commissions	(6,347)	1,250
Prepaid expenses and other assets	(16,456)	(4,944)
Accounts payable and accrued expenses	(9,118)	(7,862)
Operating leases, net	401	523
Deferred revenue	(69,904)	(62,789)
Net cash provided by operating activities	101,768	60,849

Cash flows from investing activities:
Purchase of property and equipment	(7,612)	(6,400)
Capitalized software additions	—	(184)
Acquisition of businesses, net of cash acquired	(13,004)	—
Net cash used in investing activities	(20,616)	(6,584)

Cash flows from financing activities:
Repayment of term loans	(60,000)	(30,000)
Proceeds from employee stock purchase plan	6,593	3,592
Proceeds from exercise of stock options	18,339	4,829
Equity repurchases	(30)	(25)
Net cash used in financing activities	(35,098)	(21,604)

Effect of exchange rates on cash and cash equivalents	(697)	2,606

Net increase in cash and cash equivalents	45,357	35,267

Cash and cash equivalents, beginning of period	324,962	213,170
Cash and cash equivalents, end of period	$370,319	$248,437

Supplemental cash flow data:
Cash paid for interest	$4,560	$6,923
Cash paid for tax, net	$8,431	$22,545
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of September 30, 2021 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three and six months ended September 30, 2021 and 2020, statements of cash flows for the six months ended September 30, 2021 and 2020, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021, its results of operations for the three and six months ended September 30, 2021 and 2020, and its cash flows for the six months ended September 30, 2021 and 2020 in accordance with U.S. GAAP. The results for the three and six months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“Annual Report”).
Use of estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to the stand-alone selling price for each distinct performance obligation in customer contracts with multiple performance obligations, the uncollectible accounts receivable, the fair value of tangible and intangible assets acquired, valuation of long-lived assets, the period of benefit for deferred commissions and material rights, share-based compensation expense, income taxes, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
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
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenues by geographic region (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$123,892	54%	$93,511	56%	$236,664	54%	$180,888	56%
Europe, Middle East and Africa	69,347	31%	51,852	31%	136,391	31%	98,923	31%
Asia Pacific	23,939	11%	19,271	11%	46,075	11%	36,211	11%
Latin America	9,176	4%	3,952	2%	16,964	4%	8,072	2%
Total revenue	$226,354		$168,586		$436,094		$324,094
For the three and six months ended September 30, 2021 and 2020, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $115.1 million and 51% and $87.1 million and 52% of total revenue during the three months ended September 30, 2021 and 2020, respectively, and $219.6 million and 50% and $169.1 million and 52% of total revenue for the six months ended September 30, 2021 and 2020, respectively.
Deferred revenue
Revenues recognized during the three months ended September 30, 2021 and 2020, which was included in the deferred revenue balances at the beginning of each respective period, was $186.4 million and $137.0 million, respectively. Revenues recognized during the six months ended September 30, 2021 and 2020 which was included in the deferred revenue balances at the beginning of each respective period, was $385.9 million and $283.3 million, respectively.
Remaining performance obligations
As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,253.4 million, which consists of both billed consideration in the amount of $484.1 million and unbilled consideration in the amount of $769.3 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 57% of this amount as revenue over the next twelve months and the remainder thereafter.
4.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for the six months ended September 30, 2021 consists of the following (in thousands):

September 30, 2021
Balance, beginning of period	$1,271,195
Goodwill from acquisitions (1)	11,542
Foreign currency impact	(106)
Balance, end of period	$1,282,631
_________________
(1) The initial allocation of the purchase price from acquisitions was based on preliminary valuations and assumptions and is subject to change. The Company expects to finalize the allocation of the purchase prices within the measurement period.

Other intangible assets, net excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		September 30, 2021	March 31, 2021
Capitalized software	107	$191,484	$189,398
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		598,042	595,956
Less: accumulated amortization		(469,528)	(446,472)
Total other intangible assets, net		$128,514	$149,484
Amortization of other intangible assets totaled $11.6 million and $13.0 million for the three months ended September 30, 2021 and 2020, respectively, and $23.1 million and $26.0 million for the six months ended September 30, 2021 and 2020, respectively.
5.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended September 30, 2021 was negative 36.6% compared to 10.0% for the three months ended September 30, 2020. The Company’s effective tax rate for the six months ended September 30, 2021 was 0.1% compared to 23.1% for the six months ended September 30, 2020. The decrease in the effective tax rate for both the three months ended September 30, 2021 and 2020 and six months ended September 30, 2021 and 2020 is primarily due to additional share-based compensation tax windfall benefits and a $2.1 million one-time benefit related to anticipated tax refunds resulting from a favorable Polish research and development ruling received by the Company in August.
Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at September 30, 2021, a valuation allowance continues to be recorded against certain deferred tax assets based upon the conclusion that it was more likely than not that these assets would not be realized. The valuation allowance at September 30, 2021 relates primarily to accrued interest, capitalized development costs, and foreign tax credits. Given the Company’s current earnings and anticipated future earnings, it is reasonably possible that within the next twelve months sufficient positive evidence may become available to allow the Company to conclude that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets. However, the exact timing and amount of the valuation allowance release are subject to change based on the Company’s growth and profitability.
6.    Long-term Debt
Long-term debt consists of the following (in thousands, except percentages):

	September 30, 2021		March 31, 2021
	Amount	Effective Rate	Amount	Effective Rate
First Lien Term Loan	$341,125	2.3%	$401,125	2.4%
Revolving credit facility	—		—
Total principal	341,125		401,125
Unamortized discount and debt issuance costs	(8,218)		(9,212)
Total debt	332,907		391,913
Less: Current portion of long-term debt	—		—
Long-term debt	$332,907		$391,913
First lien credit facilities
The Company’s First Lien Credit Agreement, as amended, provides for a term loan facility, or the First Lien Term Loan, in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility, or the Revolving Facility, in an aggregate amount of $60.0 million. The Revolving Facility includes a $25.0 million letter of credit sub-facility. The First Lien Term Loan and Revolving Facility mature on August 23, 2025 and August 23, 2023, respectively. There were $15.5 million and $15.6 million letters of credit issued as of September 30, 2021 and March 31, 2021, respectively. The Company had $44.5 million and $44.4 million of availability under the Revolving Facility as of September 30, 2021 and March 31, 2021, respectively.

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
All of the indebtedness under the First Lien Credit Agreement is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien Credit Agreement contains customary negative covenants. At September 30, 2021, the Company was in compliance with all applicable covenants.
7.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2022 to 2032. As of September 30, 2021, the weighted average remaining lease term was 6.4 years and the weighted average discount rate was 5.8%. The Company does not have any finance leases as of September 30, 2021.
The Company also has subleases of former offices which expire at various dates from fiscal 2022 to fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.5 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $2.3 million for the six months ended September 30, 2021 and 2020, respectively.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30, 2021
	2021	2020	2021	2020
Operating lease expense (1)	$2,612	$2,739	$5,081	$5,382
Short-term lease expense	$238	$158	$433	$312
Variable lease expense	$386	$206	$547	$381
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Six Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$6,513	$6,796
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$22,877	$150
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.

As of September 30, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2022	$6,913
2023	14,902
2024	13,842
2025	10,574
2026	7,684
Thereafter	22,128
Total operating lease payments (1)	76,043
Less: imputed interest	(10,458)
Total operating lease liabilities	$65,585
_________________
(1) Presented gross of sublease income.
As of September 30, 2021, the Company had commitments of $3.4 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal years ended March 31, 2022 and March 31, 2023, with lease terms ranging from 3 to 6 years.
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
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2021, 38,435,666 shares of common stock were available for future issuance under the 2019 Plan.

Stock options
The following table summarizes activity for stock options during the period ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2021	8,393	$21.31	8.6	$226,438
Granted	114	52.86
Exercised	(913)	20.05
Forfeited	(190)	22.64
Balance, September 30, 2021	7,404	$21.92	8.1	$363,138
Options vested and expected to vest at September 30, 2021	7,404	$21.92	8.1	$363,138
Options vested and exercisable at September 30, 2021	2,376	$19.53	8.0	$122,226
As of September 30, 2021, the total unrecognized compensation expense related to non-vested stock options is $42.2 million and is expected to be recognized over a weighted average period of 2.2 years. The Company recognized $4.6 million and $4.4 million of share-based compensation expense related to stock options for the three months ended September 30, 2021 and 2020, respectively, and $9.3 million and $7.8 million of share-based compensation expense related to stock options for the six months ended September 30, 2021 and 2020, respectively.
Restricted shares and units
During the first six months of fiscal 2022, the Company granted an aggregate of 2,651,777 restricted stock units (“RSUs”) to certain key employees and non-employee directors. The total grants consisted of: (i) 1,826,397 time-based restricted stock units that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over three years, (ii) 21,580 time-based restricted shares that vest on August 26, 2022 or at the annual shareholder meeting, if earlier, (iii) 295,900 performance-based restricted stock units that are subject to vest 33.3% on a yearly basis over three years (the “Incentive PSUs”), and (iv) 507,900 performance-based restricted stock units that are subject to vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over the following three years (the “Annual PSUs”).
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

The following table provides a summary of the changes in the number of restricted shares for the period ended September 30, 2021:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2021	728	$16.00	3,041	$24.44
Granted	—	—	2,652	48.92
Vested	(355)	16.00	(797)	24.99
Forfeited	(19)	16.00	(169)	30.30
Balance, September 30, 2021	354	$16.00	4,727	$37.87
As of September 30, 2021, the total unrecognized compensation expense related to unvested restricted stock is $4.8 million and is expected to be recognized over a weighted average period of 1.0 year. As of September 30, 2021, the total unrecognized compensation expense related to unvested restricted stock units is $163.2 million and is expected to be recognized over a weighted average period of 2.7 years. The Company recognized $19.6 million and $9.9 million of share-based compensation expense related to restricted shares and units for the three months ended September 30, 2021 and 2020, respectively, and $33.1 million and $18.7 million of share-based compensation expense related to restricted shares and units for the six months ended September 30, 2021 and 2020, respectively.
Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods beginning May 15 and November 15 of each year, and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the six months ended September 30, 2021, 204,016 shares of common stock were purchased under the ESPP. As of September 30, 2021, 11,355,078 shares of common stock were available for future issuance under the ESPP.
As of September 30, 2021, there was approximately $0.8 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $1.3 million and $0.5 million of share-based compensation expense related to the ESPP for the three months ended September 30, 2021 and 2020, respectively, and $2.4 million and $1.0 million of share-based compensation expense related to the ESPP for the six months ended September 30, 2021 and 2020, respectively.
Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$3,485	$1,866	$6,137	$3,364
Research and development	5,456	2,989	9,423	5,407
Sales and marketing	9,612	6,122	17,220	11,527
General and administrative	7,022	3,854	12,047	7,205
Total share-based compensation expense	$25,575	$14,831	$44,827	$27,503
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$23,641	$17,479	$36,935	$30,344
Denominator:
Weighted average shares outstanding, basic	283,923	280,077	283,295	279,577
Dilutive effect of stock-based awards	7,254	6,175	6,959	5,846
Weighted average shares outstanding, diluted	291,177	286,252	290,254	285,423

Net income per share, basic	$0.08	$0.06	$0.13	$0.11
Net income per share, diluted	$0.08	$0.06	$0.13	$0.11
The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and six months ended September 30, 2021 and 2020 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Stock options	148	2,101	159	1,572
Unvested restricted stock and RSUs	23	24	27	30
11.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.
Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	September 30, 2021	March 31, 2021
North America	$13,133	$12,129
Europe, Middle East and Africa	25,583	23,124
Asia Pacific	1,406	1,619
Latin America	75	44
Total property and equipment, net	$40,197	$36,916

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
OVERVIEW
We offer the market-leading software intelligence platform, purpose-built for dynamic multicloud environments. As organizations embrace the cloud to effect their digital transformation, our all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. With automation and intelligence at its core, our platform delivers precise answers about the performance and security of applications, the underlying infrastructure and the experience of all users to enable teams to innovate faster, simplify cloud complexity, collaborate more efficiently, and secure cloud-native applications. We designed our platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for consistently better business outcomes. As a result, as of September 30, 2021, our products are trusted by approximately 3,100 Dynatrace customers in over 90 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
We market Dynatrace® through a combination of our global direct sales team and a network of partners, including cloud service providers (Amazon, Microsoft, and Google), resellers, and system integrators. We target the largest 15,000 global accounts, which generally have annual revenues in excess of $1 billion.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance Module and extended with our Infrastructure Monitoring, Digital Experience Monitoring, Digital Business Analytics, Application Security, or Cloud Automation Modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and is the primary offering we sell. Dynatrace® customers increased to more than 3,100 as of September 30, 2021 from approximately 2,600 as of September 30, 2020.
Our Classic products include AppMon, Classic Real User Monitoring, or RUM, Network Application Monitoring, or NAM, and Synthetic Classic. These products were sunset as of April 1, 2021.
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
•Grow our customer base. We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global accounts, which generally have annual revenues in excess of $1 billion. In addition, we expect to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work jointly with our partners. In other geographies, such as Africa, Japan, the Middle East, Russia and South Korea, we utilize a multi-tier “master reseller” model.
•Increase penetration within existing customers. We plan to continue to increase penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing customers, across new customer applications, and into additional business units or divisions. Our Dynatrace® net expansion rate has been above 120% for the last 14 quarters.
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
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	September 30,
	2021	2020

Total ARR (in thousands)	$863,863	$638,063
Dynatrace® Net Expansion Rate	120%+	120%+

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
Other (Expense) Income, Net
Other expense, net consists primarily of interest expense and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries. Interest expense, net of interest income, consists primarily of interest on our term loan facility and amortization of debt issuance costs.
Income Tax Benefit (Expense)
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) differences in accounting and tax treatment of our share-based compensation, (2) differing tax rates and regulations in foreign jurisdictions, (3) the impact of tax return provision true-ups resulting from changes in estimates to the reorganization transaction tax and the corresponding impact to uncertain tax positions, and (4) foreign withholding taxes. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

RESULTS OF OPERATIONS
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021		2020
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$212,601	94%	$157,673	94%
License	—	—%	442	—%
Service	13,753	6%	10,471	6%
Total revenue	226,354	100%	168,586	100%
Cost of revenue:
Cost of subscription	27,135	11%	18,327	11%
Cost of service	10,668	5%	8,554	5%
Amortization of acquired technology	3,864	2%	3,830	2%
Total cost of revenue (1)	41,667	18%	30,711	18%
Gross profit	184,687	82%	137,875	82%

Operating expenses:
Research and development (1)	37,908	17%	27,512	16%
Sales and marketing (1)	86,301	38%	56,690	34%
General and administrative (1)	31,689	14%	22,110	13%
Amortization of other intangibles	7,539	3%	8,686	5%
Restructuring and other	(1)		46
Total operating expenses	163,436		115,044
Income from operations	21,251		22,831
Other expense, net	(3,950)		(3,403)
Income before income taxes	17,301		19,428
Income tax benefit (expense)	6,340		(1,949)
Net income	$23,641		$17,479
(1)  Includes share-based compensation expense as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Cost of revenue	$3,485	$1,866
Research and development	5,456	2,989
Sales and marketing	9,612	6,122
General and administrative	7,022	3,854
Total share-based compensation	$25,575	$14,831

Revenue

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Subscription	$212,601	$157,673	$54,928	35%
License	—	442	(442)	(100%)
Service	13,753	10,471	3,282	31%
Total revenue	$226,354	$168,586	$57,768	34%
Subscription
Subscription revenue increased by $54.9 million, or 35%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue remained consistent at 94% of total revenue for the three months ended September 30, 2021 and 2020.
License
License revenue decreased by $0.4 million, or 100%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to the decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $3.3 million, or 31%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$27,135	$18,327	$8,808	48%
Cost of service	10,668	8,554	2,114	25%
Amortization of acquired technology	3,864	3,830	34	1%
Total cost of revenue	$41,667	$30,711	$10,956	36%
Cost of subscription
Cost of subscription increased $8.8 million, or 48%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $5.0 million, increased cloud-based hosting costs and subscriptions of $2.1 million, and higher share-based compensation of $1.3 million.
Cost of service
Cost of service increased by $2.1 million, or 25%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily the result of higher personnel costs of $1.4 million and higher share-based compensation of $0.3 million.
Amortization of acquired technologies
For the three months ended September 30, 2021 and 2020, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of us in 2014.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$185,466	$139,346	$46,120	33%
License	—	442	(442)	(100%)
Services	3,085	1,917	1,168	61%
Amortization of acquired technology	(3,864)	(3,830)	(34)	1%
Total gross profit	$184,687	$137,875	$46,812	34%
Gross margin:
Subscriptions	87%	88%
License	—%	100%
Services	22%	18%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	82%
Subscriptions
Subscriptions gross profit increased by $46.1 million, or 33%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Subscription gross margin decreased from 88% to 87% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in gross profit is primarily due to the growing adoption of the Dynatrace® platform by new customers. The decrease in gross margin is primarily due to higher personnel and share-based compensation costs to support the growth of our subscription cloud-based offering.
License
License gross profit decreased by $0.4 million, or 100%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit increased by $1.2 million, or 61%, to $3.1 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Services gross margin was 22% for the three months ended September 30, 2021 compared to 18% for the three months ended September 30, 2020. The increase in gross profit and gross margin was primarily due to an increase in service revenue driven by higher personnel utilization.
Operating Expenses

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$37,908	$27,512	$10,396	38%
Sales and marketing	86,301	56,690	29,611	52%
General and administrative	31,689	22,110	9,579	43%
Amortization of other intangibles	7,539	8,686	(1,147)	(13%)
Restructuring and other	(1)	46	(47)	(102%)
Total operating expenses	$163,436	$115,044	$48,392	42%

Research and development
Research and development expenses increased $10.4 million, or 38%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase is due to a 32% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $6.2 million, higher share-based compensation of $2.5 million, and increased cloud-based hosting costs of $0.8 million.
Sales and marketing
Sales and marketing expenses increased $29.6 million, or 52%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to headcount growth resulting in an increase of $13.5 million in personnel costs, increased advertising and marketing costs of $7.3 million, and higher share-based compensation of $3.5 million. Higher professional fees of $1.5 million, increased travel expenses related to global travel restrictions lifting of $0.9 million, and higher employee-related expenses of $0.7 million also contributed to this increase.
General and administrative
General and administrative expenses increased $9.6 million, or 43%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to increased personnel costs of $3.2 million, higher share-based compensation of $3.2 million, higher professional fees of $1.2 million, and other general administrative expenses of $1.1 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.1 million, or 13%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net increased by $0.5 million, or 16%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in other expense was primarily a result of foreign currency transactions, partially offset by lower interest expense on our term loans due to the reductions in principal compared to the same quarter last fiscal year.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended September 30, 2021 of $6.3 million represented an $8.3 million decrease as compared to an expense of $1.9 million for the three months ended September 30, 2020, primarily driven by additional share-based compensation tax windfall benefits and a $2.1 million one-time benefit related to anticipated tax refunds resulting from a favorable Polish research and development ruling received in August.

Comparison of the Six Months Ended September 30, 2021 and 2020

	Six Months Ended September 30,
	2021		2020
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$409,121	94%	$302,030	93%
License	50	—%	1,080	—%
Service	26,923	6%	20,984	7%
Total revenue	436,094	100%	324,094	100%
Cost of revenue:
Cost of subscription	52,117	11%	35,033	11%
Cost of service	20,689	5%	16,564	5%
Amortization of acquired technology	7,694	2%	7,656	2%
Total cost of revenue (1)	80,500	18%	59,253	18%
Gross profit	355,594	82%	264,841	82%

Operating expenses:
Research and development (1)	72,633	17%	51,017	16%
Sales and marketing (1)	166,783	38%	105,853	33%
General and administrative (1)	58,611	13%	43,637	13%
Amortization of other intangibles	15,079	3%	17,372	5%
Restructuring and other	25		25
Total operating expenses	313,131		217,904
Income from operations	42,463		46,937
Other expense, net	(5,496)		(7,497)
Income before income taxes	36,967		39,440
Income tax expense	(32)		(9,096)
Net income	$36,935		$30,344
(1)  Includes share-based compensation expense as follows:

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Cost of revenue	$6,137	$3,364
Research and development	9,423	5,407
Sales and marketing	17,220	11,527
General and administrative	12,047	7,205
Total share-based compensation	$44,827	$27,503
Revenue

	Six Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$409,121	$302,030	$107,091	35%
License	50	1,080	(1,030)	(95%)
Services	26,923	20,984	5,939	28%
Total revenue	$436,094	$324,094	$112,000	35%

Subscription
Subscription revenue increased by $107.1 million, or 35%, for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 94% of total revenue for the six months ended September 30, 2021 compared to 93% of total revenue for the six months ended September 30, 2020.
License
License revenue decreased by $1.0 million, or 95%, for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily due to the decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $5.9 million, or 28%, for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Six Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Cost of subscriptions	$52,117	$35,033	$17,084	49%
Cost of services	20,689	16,564	4,125	25%
Amortization of acquired technology	7,694	7,656	38	—%
Total cost of revenue	$80,500	$59,253	$21,247	36%
Cost of subscriptions
Cost of subscriptions increased $17.1 million, or 49%, for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $10.1 million and cloud-based hosting costs and subscriptions of $5.0 million, and higher share-based compensation of $2.3 million.
Cost of services
Cost of services increased by $4.1 million, or 25%, for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020. The increase was the result of higher personnel costs of $3.1 million, higher share-based compensation of $0.5 million and subscription costs of $0.5 million.
Amortization of acquired technologies
For the six months ended September 30, 2021 and 2020, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Six Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$357,004	$266,997	$90,007	34%
License	50	1,080	(1,030)	(95%)
Services	6,234	4,420	1,814	41%
Amortization of acquired technology	(7,694)	(7,656)	(38)	—%
Total gross profit	$355,594	$264,841	$90,753	34%
Gross margin:
Subscriptions	87%	88%
License	100%	100%
Services	23%	21%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	82%
Subscriptions
Subscriptions gross profit increased by $90.0 million, or 34%, during the six months ended September 30, 2021 compared to the six months ended September 30, 2020. Subscription gross margin decreased from 88% to 87% during the six months ended September 30, 2021 compared to the six months ended September 30, 2020. The increase in gross profit is primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions, as well as decreased costs. The decrease in gross margin is primarily due to higher personnel and share-based compensation costs to support the growth of our subscription cloud-based offering.
License
License gross profit decreased by $1.0 million, or 95%, during the six months ended September 30, 2021 compared to the six months ended September 30, 2020. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit increased by $1.8 million, or 41%, during the six months ended September 30, 2021 compared to the six months ended September 30, 2020. Services gross margin increased from 21% to 23% during the six months ended September 30, 2021 compared to the six months ended September 30, 2020. The increase in gross profit and gross margin was primarily due to an increase in service revenue driven by higher utilization of personnel.
Operating Expenses

	Six Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$72,633	$51,017	$21,616	42%
Sales and marketing	166,783	105,853	60,930	58%
General and administrative	58,611	43,637	14,974	34%
Amortization of other intangibles	15,079	17,372	(2,293)	(13%)
Restructuring and other	25	25	—	—%
Total operating expenses	$313,131	$217,904	$95,227	44%

Research and development
Research and development expenses increased $21.6 million, or 42%, for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020. The increase is primarily attributable to a 32% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $13.9 million, higher share-based compensation of $4.0 million, and higher cloud-based hosting costs of $1.2 million.
Sales and marketing
Sales and marketing expenses increased $60.9 million, or 58%, for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily due to a 29% increase in headcount, resulting in an increase of $27.7 million in personnel costs and related share-based compensation of $5.7 million. Increased advertising and marketing costs of $17.2 million, professional fees of $2.8 million, higher employee-related expenses of $2.4 million, travel expenses related to global restrictions lifting of $1.6 million, and higher cloud-based hosting costs of $1.2 million also contributed to this increase.
General and administrative
General and administrative expenses increased $15.0 million, or 34%, for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily due to an increase in personnel costs of $6.5 million, higher share-based compensation of $4.8 million, increased professional fees of $1.6 million, higher facilities expenses of $1.1 million, and increased software and subscription costs of $0.6 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $2.3 million, or 13%, for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net decreased by $2.0 million, or 27%, for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020. The decrease in other expense was primarily a result of lower interest expense on our term loans as we had less principal outstanding compared to last fiscal year.
Income Tax Expense
Income tax expense decreased by $9.1 million to an income tax expense of approximately zero for the six months ended September 30, 2021, compared to an income tax expense of $9.1 million for the six months ended September 30, 2020. This decrease was primarily driven by additional share-based compensation tax windfall benefits and a $2.1 million one-time benefit related to anticipated tax refunds resulting from a favorable Polish research and development ruling received in August.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2021, we had $370.3 million of cash and cash equivalents and $44.5 million available under our revolving credit facility. Since inception, we have financed our operations primarily through payments by our customers for use of our product offerings and related services and, to a lesser extent, the net proceeds we have received from sales of equity securities and borrowings on our term loan facilities. In August 2019, we completed our initial public offering (“IPO”) in which we issued and sold an aggregate of 38.9 million shares of common stock at a price of $16.00 per share. We received aggregate net proceeds of $585.3 million from the IPO, after underwriting discounts and commissions and payments of offering costs. Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.
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
Our Credit Facilities
As of September 30, 2021, the balance outstanding under our first lien term loan was $341.1 million and is included in long-term debt on our condensed consolidated balance sheets. We had $44.5 million available under the revolving credit facility after considering $15.5 million of letters of credit outstanding. All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets. At September 30, 2021, we were in compliance with all applicable covenants pertaining to the First Lien Credit Agreement. Our credit facilities are discussed further in Note 6 of the notes to the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Cash provided by operating activities (1)	$101,768	$60,849
Cash used in investing activities	(20,616)	(6,584)
Cash used in financing activities	(35,098)	(21,604)
Effect of exchange rate changes on cash and cash equivalents	(697)	2,606
Net increase in cash and cash equivalents	$45,357	$35,267
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Cash paid for interest	$4,560	$6,923
Cash paid for tax, net	$8,431	$22,545
Operating Activities
For the six months ended September 30, 2021, cash provided by operating activities was $101.8 million as a result of net income of $36.9 million, and adjusted by non-cash charges of $73.9 million and a change of $9.1 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $44.8 million and depreciation and amortization of $28.1 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $92.3 million due to the timing of receipts of payments from customers. Partially offsetting this was a decrease in deferred revenue of $69.9 million due to the timing of billings in advance of revenue recognition primarily for subscription sales, a decrease in accounts payable and accrued expenses of $9.1 million driven by timing of payments, and an increase in deferred commissions of $6.3 million due to commissions paid on new bookings.

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
Investing Activities
Cash used in investing activities during the six months ended September 30, 2021 was $20.6 million, as a result of two acquisitions made in the first half of fiscal 2022 of $13.0 million and the purchases of property and equipment of $7.6 million.
Cash used in investing activities during the six months ended September 30, 2020 was $6.6 million, as a result of purchases of property and equipment of $6.4 million and capitalized software additions of $0.2 million.
Financing Activities
Cash used in financing activities during the six months ended September 30, 2021 was $35.1 million, primarily as a result of repayments of our term loans of $60.0 million, partially offset by proceeds from the exercise of our stock options of $18.3 million and proceeds from our employee stock purchase plan of $6.6 million.
Cash used in financing activities during the six months ended September 30, 2020 was $21.6 million, primarily as a result of repayments of our term loans of $30.0 million, partially offset by proceeds from the exercise of our stock options of $4.8 million and proceeds from our employee stock purchase plan of $3.6 million.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Under various agreements, we are obligated to make future cash payments. These include payments under our long-term debt agreements, rent payments required under operating lease agreements, interest obligations on our term loans, and other contractual commitments.
The following table summarizes our payments under contractual obligations as of September 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$76,043	$6,913	$28,744	$18,258	$22,128
First Lien Term Loan - principal (1)	341,125	—	—	341,125	—
First Lien Term Loan - interest (2)	31,451	8,073	16,168	7,210	—
Revolving credit facility (3)	—	—	—	—	—
Total	$448,619	$14,986	$44,912	$366,593	$22,128
(1) The amounts included in the table above represent principal maturities only.
(2) Amounts represent estimated future interest payments on borrowings under our First Lien Term Loan, which were estimated using the interest rate effective at September 30, 2021 multiplied by the principal outstanding on September 30, 2021. The First Lien Term Loan consists of $341.1 million currently bearing interest at 2.3%.
(3) As of September 30, 2021, we had no outstanding borrowings under our revolving credit facility, $15.5 million of letters of credit outstanding, and $44.5 million was available for borrowing under our revolving credit facility.

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
Interest Rate Risk
We had cash and cash equivalents of $370.3 million and $325.0 million as of September 30, 2021 and March 31, 2021, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
At September 30, 2021, we also had in place a $60.0 million revolving credit facility, with availability of $44.5 million, and $341.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 2.3% at September 30, 2021. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of September 30, 2021, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We face significant competition, which may adversely affect our ability to add new customers, retain existing customers and grow our business.
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
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2019 to the year ended March 31, 2020, our subscription revenue grew 39% from $349.8 million to $487.8 million, respectively. From the year ended March 31, 2020 to the year ended March 31, 2021, our subscription revenue grew 34% from $487.8 million to $655.2 million, respectively. From the six months ended September 30, 2020 to the six months ended September 30, 2021, our subscription revenue grew 35% from $302.0 million to $409.1 million, respectively. From the year ended March 31, 2019 to the year ended March 31, 2020, subscription revenue as a percentage of total revenue grew from 81% to 89%, respectively. From the year ended March 31, 2020 to the year ended March 31, 2021, subscription revenue as a percentage of total revenue grew from 89% to 93% respectively. From the six months ended September 30, 2020 to the six months ended September 30, 2021, subscription revenue as a percentage of total revenue grew from 93% to 94%, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:
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
•fluctuations in the rate of utilization by customers of the cloud to manage their business needs, or a slow-down in the migration of enterprise systems to the cloud;
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
The utilization of software intelligence solutions, such as the Dynatrace® platform, for observability, application performance monitoring, digital experience monitoring, infrastructure monitoring, AIOps, business intelligence and analytics, and application security is relatively new. We believe our future success will depend in large part on the growth, if any, in the demand for software intelligence solutions, particularly the demand for enterprise-wide solutions and our ability to provide solutions that meet such ever-evolving needs. We currently target the markets for observability, application performance monitoring (“APM”), infrastructure monitoring, AIOps, digital experience monitoring, business intelligence and analytics and application security. It is difficult to predict customer demand, adoption, churn and renewal rates for our new and existing solutions, the rate at which existing customers expand their usage of our solutions, the size and growth rate of the market for our solutions. Expansion in our addressable market depends on a number of factors, including the continued and growing reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased use of microservices and containers, as well as the continued proliferation of mobile applications, large data sets, cloud computing and the Internet of Things. If our solutions do not achieve widespread adoption, we are not able to develop new solutions that meet customer needs or there is a reduction in demand for software intelligence solutions generally, it could result in reduced customer purchases, reduced renewal rates and decreased revenue, any of which will adversely affect our business, operating results and financial condition.
Our business is dependent on overall demand for software intelligence solutions and therefore reduced spending on software intelligence solutions or overall adverse economic conditions may negatively affect our business, operating results and financial condition.
Our business depends on the overall demand for software intelligence solutions, particularly demand from mid- to large-sized accounts worldwide, and the purchase of our solutions by such organizations is often discretionary. In an economic downturn or during periods of economic or political instability, our customers may reduce their operating or IT budgets, which could cause them to defer or forego purchases of software intelligence solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts or renewals. To the extent purchases of software intelligence solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak or turbulent global economic conditions or a reduction in software intelligence spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals and lower revenue. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United

States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business and financial results.
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
As a result of the COVID-19 pandemic, we limited occupancy or temporarily closed our global offices, and suspended or limited company-related travel. A majority of all Dynatrace employees globally are continuing to work from home, and we changed many previously in-person employee, customer or industry events to virtual-only, such as our annual Sales Kickoff and Perform 2021. We also changed how we spend on marketing and lead generation activities, putting an increased focus on digital, on-line marketing and lead generation. In addition, US federal government agencies recently enacted guidelines and regulations under which we may be required to ensure that substantially all of our employees in the United States are fully vaccinated. If we are required to enforce this policy, some of our employees who fail or refuse to comply may be suspended or terminated or they may resign their employment, which could have a negative impact on our productivity, employee morale, sales, operating results and overall financial performance. If these guidelines apply to us and if we experience difficulties or delays in complying with these guidelines, our sales to the US Federal government could be negatively impacted, and if we fail to comply we could be debarred from selling to the US Federal government and exposed to additional legal claims.
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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions including actions that are mandated by local, regional and national governments, agencies and health authorities, the disruption caused by such actions, the efficacy of vaccines and rates of vaccination in various states and countries, the emergence of coronavirus variants such as the “delta” variant and others as yet unknown, and the impact of these and other factors on our employees, customers, partners, vendors and the global economy. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
•delays in developing and releasing new solutions or enhancements to the market;
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
In addition to developing new solutions or enhancements using internal resources, we may acquire technologies from a third party, or acquire another company. Such acquisition(s) could be unsuccessful for a variety of reasons, require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations. For a description of risks related to potential acquisitions, see below under “Risks Related to Legal, Regulatory, Accounting, and Tax Matters”.
To the extent we are not able to continue to execute on our business model to timely and effectively develop or acquire and market applications to address these challenges and attain market acceptance, our business, operating results and financial condition will be adversely affected.
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
•develop or expand relationships with technology partners, systems integrators, resellers, online marketplaces and other partners including hyperscalers such as Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM Red Hat and others, some of which may also compete with us;
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
We compete either directly or indirectly with observability vendors such as Datadog and Splunk, application performance monitoring vendors such as Cisco, Broadcom, and New Relic, infrastructure monitoring vendors such as Datadog and Nagios, Digital Experience Management vendors such as Akamai and Catchpoint, point solutions from cloud providers such as Amazon Web Services (“AWS”), Microsoft Azure, and Google Cloud Platform, and other business intelligence and monitoring and analytics providers that provide some portion of the services that we provide. Our competitors may have longer-term and more extensive relationships with our existing and potential customers that provide them with an advantage in competing for business with those customers. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software application performance monitoring, data analytics, compliance or network visibility vendors, it could adversely affect our ability to compete.
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
Additionally, in certain circumstances, and particularly among large technology companies that have complex and large software application and IT infrastructure environments, customers may elect to build in-house solutions to address their software intelligence needs. Any such in-house solutions could leverage open source software, and therefore be made generally available at little or no cost.
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
As the market for our solutions matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our current pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model or reduce our prices, which could harm our revenue, gross margin and operating results. Pricing decisions may also impact the mix of adoption among our licensing and subscription models, and negatively impact our overall revenue. Moreover, large global accounts, which we expect will account for a large portion of our business in the future, may demand substantial price concessions. If we are, for any reason, required to reduce our prices, our revenue, gross margin, profitability, financial position and cash flow may be adversely affected.
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
In addition to our sales force, we rely on partners, including our strategic partners to increase our sales and distribution of our software and services. We also have independent software vendor partners whose integrations may increase the breadth of the ecosystem in which our solutions can operate, and the size of the market that our solutions can address. We also have partnerships with hyperscalers such as Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM Red Hat and others on which many of our customers depend, and through which our customers may be able to procure and deploy our solution. We are dependent on these partner relationships to contribute to enabling our sales growth. We expect that our future growth will be increasingly dependent on the success of our partners and our partner relationships, and if those partnerships do not provide such benefits, our ability to grow our business will be harmed. If we are unable to scale our partner relationships effectively, or if our partners are unable to serve our customers effectively, we may need to expand our services organization, which could adversely affect our results of operations.
Our agreements with our partners are generally non-exclusive, meaning our partners may offer products from several different companies to their customers or have their products or technologies also interoperate with products and technologies of other companies, including products that compete with our offerings. Moreover, some of our partners also compete with us, and if our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors or fail to meet the needs of our customers, our ability to grow our business and sell our offerings will be harmed. Many of our customers are also customers of hyperscalers such as Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM Red Hat. If our solutions fail to interoperate effectively with the hyperscalers’ products, or if our partnership(s) with one or more of these hyperscalers is not successful or is terminated, our ability to sell additional products to these customers and our ability to grow our business will be harmed. Furthermore, our partners may cease marketing our offerings with limited or no notice and with little or no penalty, and new partners could require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our partners, our possible inability to replace them or our failure to recruit additional partners could harm our results of operations. Our partner structure could also subject us to lawsuits or reputational harm if, for example, a partner misrepresents the functionality of our offerings to customers or violates applicable laws or our corporate policies.
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
Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle for our platform and the difficulty in making short-term adjustments to our operating expenses. Many of our customers are large accounts, whose purchasing decisions, budget cycles and constraints and evaluation processes are unpredictable and out of our control. The length of our sales cycle, from initial evaluation to payment for our subscriptions can range from several months to over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment of resources in field sales, partner development, marketing and educating our customers about the use, technical capabilities and benefits of our platform and services. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform but also those of other companies or the consideration of internally developed alternatives including those using open-source software. Some of our customers initially deploy our platform on a limited basis, with no guarantee that they will deploy our platform widely enough across their organization to justify our substantial pre-sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team, including our Chief Executive Officer and other executive officers. All members of our senior management team are employed on an at-will basis, which means that they are not contractually obligated to remain employed with us and could terminate their employment with us at any time. Accordingly, and in spite of our efforts to retain our senior management team, our Chief Executive Officer or any other member of our senior management team could terminate his or her employment with us at any time, which could disrupt our operations and negatively impact employee morale and our culture. After his or her termination, such person could go to work for one of our competitors, after the expiration of any applicable non-compete period, which may be difficult to enforce depending on the circumstances. The loss of our Chief Executive Officer or other senior executive officers or one or more members of our senior management team, particularly if closely grouped, could disrupt our operations, negatively impact employee morale and our culture, and adversely affect our ability to formulate and execute our business plan and thus, our business, operating results and prospects could be adversely affected. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train and integrate strategic hires, our business, operating results and financial condition could be adversely affected.
We rely on highly skilled personnel and, if we are unable to attract, retain or motivate substantial numbers of qualified personnel or expand and train our sales force, we may not be able to grow effectively.
Our success largely depends on the talents and efforts of key technical, sales and marketing employees and our future success depends on our continuing ability to effectively identify, hire, on-board, train, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry is intense, and often leads to significant increased compensation and other personnel costs. In addition, competition for employees with experience in our industry can be intense, particularly in Europe, where our research and development operations are concentrated and where other technology companies compete for management and engineering talent. Our continued ability to compete and grow effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees.
We believe that our corporate culture has contributed to our success, and if we cannot successfully maintain our culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture.
We believe that a critical component to our success has been our corporate culture. We believe our culture has contributed significantly to our abilities to innovate and develop new technologies, and to attract and retain employees. We have spent substantial time and resources in building our team while maintaining this corporate culture. We have experienced rapid growth in our employee headcount and international presence. The rapid influx of large numbers of people from different business backgrounds in different geographic locations, and the substantial increase in the proportion of employees who work from home versus in our offices along with recent restrictions and requirements on our workplaces imposed by various governments and health authorities, may make it difficult for us to maintain our corporate culture of innovation. If our culture is negatively affected, our ability to support our growth and innovation may diminish.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
At September 30, 2021, we had approximately $350.0 million of aggregate indebtedness, as defined in the Credit Agreement, consisting of $341.1 million outstanding under our first lien term loan facility, $15.5 million outstanding under a $25.0 million letter of credit sub-facility and $8.2 million in unamortized debt issuance fees. Under our first lien term loan facility, we were required to repay approximately $2.4 million of principal at the end of each quarter (commencing March 31, 2019) and are required to pay accrued interest on the last day of each interest accrual period. During the second quarter of fiscal 2020, we repaid all outstanding borrowings and accrued interest under our second lien term loan facility and recognized a loss on debt extinguishment of $2.7 million within “Interest expense, net” in the consolidated statements of operations for the year ended March 31, 2020. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $4.6 million for the six months ended September 30, 2021.
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
Security incidents have become more prevalent across industries and may occur on our systems, or on the systems of third parties we use to host our solutions or SaaS solutions that we use in the operation of our business, or on those third party hosting platforms on which our customers’ host their systems. These security incidents may be caused by or result in but are not limited to security breaches, computer malware or malicious software, ransomware, computer hacking, denial of service attacks, security system control failures in our own systems or from vendors we or our customers use, email phishing, software vulnerabilities, social engineering, sabotage, drive-by downloads and the malfeasance of our own or our customers’ employees. In particular, because we utilize a multi-tenant platform, any security breach could potentially affect a significant amount of our customers. The consequences of a security incident may be more severe if customers have chosen to configure our platform to collect and store confidential, personal, sensitive or proprietary information. Such security incidents, whether intentional or otherwise, may result from actions of employees, hackers, criminals, nation states, vendors, contractors, customers or other threat actors. We have experienced email phishing attacks that resulted in the compromise of a limited number of email accounts. Although we have taken significant measures to detect, effectively remediate and prevent future phishing and other attacks and security threats, we cannot be certain that our efforts will be effective to prevent and remediate all attacks and security threats.
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
We and certain of our service providers have experienced and may in the future experience disruptions, outages and other performance problems on our internal systems due to service attacks, unauthorized access or other security related incidents. Any security breach or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification or corruption of data, software, hardware or other computer equipment and the inadvertent transmission of computer malware could harm our business, operating results and financial condition, and expose us to claims arising from loss or unauthorized disclosure of confidential or personal information or data and the related breach of our contracts with customers or others, or of privacy or data security laws. If an actual or perceived security incident occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines including fines assessed under the European General Data Protection Regulation (“GDPR”) or other privacy laws, private lawsuits and changed security control, system architecture and system protection measures.
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
As of September 30, 2021, we had 94 issued patents, 71 of which are in the United States, and 29 pending applications, of which 19 are in the United States. Our issued patents expire at various dates through November 2039. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
When we contribute to a third-party managed open source project, the copyrights, patent rights and other proprietary rights in and to the technologies, including software program code, owned by us that we contribute to these projects are often licensed to the project managers and to all other contributing parties without material restriction on further use or distribution. If and to the extent that any of the technologies that we contribute, either alone or in combination with the technologies that may be contributed by others, practice any inventions that are claimed under our patents or patent applications, then we may be unable to enforce those claims or prevent others from practicing those inventions, regardless of whether such other persons also contributed to the open source project (even if we were to conclude that their use infringes our patents with competing offerings), unless any such third party asserts its patent rights against us. This limitation on our ability to assert our patent rights against others could harm our business and ability to compete. In addition, if we were to attempt to enforce our patent rights, we could suffer reputational injury among our customers and the open source community.

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
In addition to the GDPR, the EU also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”) would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation has been delayed but could be enacted sometime in the relatively near future. While the new regulation contains protections for those using communications services (for example, protections against online tracking technologies), the potential timing of its enactment significantly later than the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, as well as obligations and restrictions on the processing of data from an end-user’s terminal equipment, which may negatively impact our product offerings and our relationships with our customers.
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
On June 4, 2021, the European Commission issued new SCCs that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the EEA to a third country as of September 27, 2021. Complying with these obligations and applicable guidance regarding cross-border data transfers could be expensive and time consuming, may require us to modify our data handling policies and procedures and may ultimately prevent or restrict us from transferring personal data outside the EEA and the UK, which could cause significant business disruption.
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
Additionally, a new California ballot initiative, the California Privacy Rights Act (“CPRA”) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
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
For example, the Tax Cuts and Jobs Act (the “TCJA”) was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits, in each case, as modified by the CARES Act (as defined below). In addition, on March 27, 2020, former President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the “CARES Act”, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Under the CARES Act, the limitation of the tax deduction for net operating losses to 80% of taxable income applies only to taxable years beginning after December 31, 2020 and net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Further, under the CARES Act, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income is increased to 50% of adjusted taxable income for 2019 and 2020.
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
Neither the spin-off of Compuware (the “Compuware Spin-Off”) nor the spin-off of SIGOS (the “SIGOS Spin-Off”) qualified as a tax-free spin-off under Section 355 or other provisions of the Internal Revenue Code (“the Code”). Corporate-level U.S. federal, state and local taxes, were paid by us in connection with the Compuware Spin-Off and in connection therewith, Compuware distributed to us $265.0 million pursuant to a Master Structuring Agreement. These taxes were generally based upon the gain computed as the difference between the fair market value of the Compuware assets distributed and the adjusted tax basis in such assets. The actual amount of our tax liability relating to the Compuware Spin-Off included on the filed tax returns was $231.8 million. We did not have sufficient losses available to fully offset the gain we realized as a result of the Compuware Spin-Off. We do not believe we incurred any material tax liabilities in connection with the SIGOS Spin-Off because the estimated fair market value of the SIGOS assets was materially similar to the adjusted tax basis in such assets.
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
Revenue from customers located outside of the United States represented 50% and 48% for the six months ended September 30, 2021 and 2020, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:
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
•compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act, and the U.K. Anti-Bribery Act;
•compliance with privacy, data protection and data security laws of many countries, including the EU’s GDPR, which became effective in May 2018, and the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020;
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
For customers who purchase our Dynatrace platform, whether they purchase SaaS or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the quarter ended September 30, 2021, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
Our revenue recognition policy and other factors may distort our financial results in any given period and make them difficult to predict.
Under accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our subscription revenue consists of (i) SaaS agreements, (ii) term-based licenses for the Dynatrace® platform which are recognized ratably over the contract term, (iii) Dynatrace® perpetual license revenue that is recognized ratably or over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements. A significant increase or decline in our subscription contracts in any one quarter may not be fully reflected in the results for that quarter, but will affect our revenue in future quarters.
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
United States Generally Accepted Accounting Principles (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or a change in these interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, ASC 606 is a newly adopted standard for revenue recognition in which the FASB’s Emerging Issues Task Force has taken up certain topics which may result in further guidance which we would need to consider in our related accounting policies.
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
We sell our solutions to U.S. federal and state and foreign governmental agency customers, often through our resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Recent guidelines and regulations require that substantially all of our employees in the United States be fully vaccinated. As we enforce this policy, some of our employees who fail or refuse to comply may be suspended or terminated, which could have a negative impact on our productivity, employee morale, sales, operating results and overall financial performance. If we experience difficulties or delays in complying with these guidelines, our sales to the US Federal government could be negatively impacted, and if we fail to comply we could be debarred from selling to the US Federal government. Government demand and payment for our solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business including business with governmental agencies across the country involved. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.
As part of our business growth strategy and in order to remain competitive, we may acquire, or make investments in, complementary companies, products or technologies. For example, in 2017 we acquired Qumram AG, a provider of session replay technology that captures end users’ digital experiences across browsers, interfaces and devices. We may not be able to find suitable acquisition targets in the future, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts and investors, and could be disruptive to our operations. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. In addition, while we will make significant efforts to address any information technology security and privacy compliance issues with respect to any acquisitions, we may still inherit such risks when we integrate the acquired products and systems as well as any personal information that we acquire. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquired business, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisitions, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Our business is subject to a wide range of laws and regulations and our failure to comply with those laws and regulations could harm our business, operating results and financial condition.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy, cybersecurity and data protection laws, anti-bribery laws, import and export controls, federal acquisition regulations and guidelines, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and we must continue to monitor and dedicate resources to ensure continued compliance. Non-compliance with applicable regulations or requirements could subject us to litigation, investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.
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
The global nature of our business creates various domestic and local regulatory challenges. The Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business to non-U.S. officials, or in the case of the U.K. Bribery Act, to any person. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas that experience corruption by government officials and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Changes in applicable laws could result in increased regulatory requirements and compliance costs that could adversely affect our business, financial condition and operating results. Although we take steps to ensure compliance, we cannot guarantee that our employees, resellers, agents, or other intermediaries will not engage in prohibited conduct that could render us responsible under the FCPA, the U.K. Bribery Act, or other similar laws or regulations in the jurisdictions in which we operate. If we are found to be in violation of these anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $74.34 through September 30, 2021. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to audit such internal control.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. For example, the Thoma Bravo Funds beneficially own 29.6% of our common stock and under applicable federal securities laws may sell such shares in the public market without our advance knowledge or participation. If Thoma Bravo were to dispose of a substantial portion of our shares in the public market, whether in a single transaction or a series of transactions, it could reduce the trading price of our common stock In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.
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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 29.6% of our issued and outstanding shares of common stock as of September 30, 2021. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine (collectively, the “Delaware Forum Provision”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Our bylaws further provide that the U.S. District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), as our principal executive offices are located in Waltham, Massachusetts. The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the Delaware Forum Provision and Federal Forum Provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether courts in other states will enforce our Federal Forum Provision, and we may incur additional costs of litigation should such enforceability be challenged. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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

DYNATRACE, INC.

Date:	October 27, 2021	By:	/s/ John Van Siclen
John Van Siclen
Chief Executive Officer
(Principal Executive Officer)

Date:	October 27, 2021	By:	/s/ Kevin C. Burns
Kevin C. Burns
Chief Financial Officer & Treasurer
(Principal Financial Officer)