Form 10-Q
period 2021-12-31
Dynatrace, Inc.
filed 2022-02-02
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

The registrant had 285,744,612 shares of common stock outstanding as of January 31, 2022.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2021	March 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$408,723	$324,962
Accounts receivable, net	264,293	242,079
Deferred commissions, current	57,978	48,986
Prepaid expenses and other current assets	81,326	64,255
Total current assets	812,320	680,282
Property and equipment, net	41,984	36,916
Operating lease right-of-use assets, net	59,306	42,959
Goodwill	1,281,764	1,271,195
Other intangible assets, net	117,908	149,484
Deferred tax assets, net	16,390	16,811
Deferred commissions, non-current	58,086	48,638
Other assets	10,003	9,933
Total assets	$2,397,761	$2,256,218

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$22,256	$9,621
Accrued expenses, current	116,154	119,527
Deferred revenue, current	563,045	509,272
Operating lease liabilities, current	11,700	9,491
Total current liabilities	713,155	647,911
Deferred revenue, non-current	30,937	47,504
Accrued expenses, non-current	20,046	16,072
Operating lease liabilities, non-current	52,976	38,203
Deferred tax liabilities	1,217	1,014
Long-term debt	303,415	391,913
Total liabilities	1,121,746	1,142,617
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 285,701,744 and 283,130,238 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	286	283
Additional paid-in capital	1,762,789	1,653,328
Accumulated deficit	(462,277)	(513,799)
Accumulated other comprehensive loss	(24,783)	(26,211)
Total shareholders' equity	1,276,015	1,113,601
Total liabilities and shareholders' equity	$2,397,761	$2,256,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue:
Subscription	$226,290	$170,308	$635,411	$472,338
License	2	257	52	1,337
Service	14,474	12,346	41,397	33,330
Total revenue	240,766	182,911	676,860	507,005
Cost of revenue:
Cost of subscription	28,284	20,382	80,401	55,415
Cost of service	12,232	8,907	32,921	25,471
Amortization of acquired technology	3,944	3,831	11,638	11,487
Total cost of revenue	44,460	33,120	124,960	92,373
Gross profit	196,306	149,791	551,900	414,632

Operating expenses:
Research and development	40,876	28,730	113,509	79,747
Sales and marketing	94,033	64,829	260,816	170,682
General and administrative	32,643	23,442	91,254	67,079
Amortization of other intangibles	7,539	8,685	22,618	26,057
Restructuring and other	—	(2)	25	23
Total operating expenses	175,091	125,684	488,222	343,588
Income from operations	21,215	24,107	63,678	71,044
Interest expense, net	(2,450)	(3,455)	(7,958)	(11,170)
Other (expense) income, net	(1,357)	2,526	(1,345)	2,744
Income before income taxes	17,408	23,178	54,375	62,618
Income tax expense	(2,821)	(4,762)	(2,853)	(13,858)
Net income	$14,587	$18,416	$51,522	$48,760
Net income per share:
Basic	$0.05	$0.07	$0.18	$0.17
Diluted	$0.05	$0.06	$0.18	$0.17
Weighted average shares outstanding:
Basic	284,722	281,010	283,773	280,057
Diluted	291,845	286,427	290,895	285,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$14,587	$18,416	$51,522	$48,760
Other comprehensive income (loss)
Foreign currency translation adjustment	692	(4,786)	1,428	(9,920)
Total other comprehensive income (loss)	692	(4,786)	1,428	(9,920)
Comprehensive income	$15,279	$13,630	$52,950	$38,840
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended December 31, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, September 30, 2021	285,025	$285	$1,723,056	$(476,864)	$(25,475)	$1,221,002
Foreign currency translation					692	692
Restricted stock units vested	252	—				—
Issuance of common stock related to employee stock purchase plan	168	1	7,320			7,321
Exercise of stock options	257	—	5,311			5,311
Share-based compensation			27,123			27,123
Equity repurchases			(21)			(21)
Net income				14,587		14,587
Balance, December 31, 2021	285,702	$286	$1,762,789	$(462,277)	$(24,783)	$1,276,015

	Three Months Ended December 31, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, September 30, 2020	282,024	$281	$1,609,246	$(559,169)	$(23,239)	$1,027,119
Foreign currency translation					(4,786)	(4,786)
Restricted stock units vested	229	—				—
Restricted stock awards forfeited	(7)	—				—
Issuance of common stock related to the employee stock purchase plan	172	—	5,603			5,603
Exercise of stock options	125	—	2,020			2,020
Share-based compensation			15,588			15,588
Equity repurchases			(11)			(11)
Net income				18,416		18,416
Balance, December 31, 2020	282,543	$281	$1,632,446	$(540,753)	$(28,025)	$1,063,949
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Nine Months Ended December 31, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2021	283,130	$283	$1,653,328	$(513,799)	$(26,211)	$1,113,601
Foreign currency translation					1,428	1,428
Restricted stock units vested	1,049	1	(1)			—
Restricted stock awards forfeited	(19)	—				—
Issuance of common stock related to employee stock purchase plan	372	1	13,913			13,914
Exercise of stock options	1,170	1	23,650			23,651
Share-based compensation			71,950			71,950
Equity repurchases			(51)			(51)
Net income				51,522		51,522
Balance, December 31, 2021	285,702	$286	$1,762,789	$(462,277)	$(24,783)	$1,276,015

	Nine Months Ended December 31, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2020	280,853	$281	$1,573,347	$(589,819)	$(18,105)	$965,704
Foreign currency translation					(9,920)	(9,920)
Restricted stock units vested	1,035	—				—
Restricted stock awards forfeited	(103)	—				—
Issuance of common stock related to employee stock purchase plan	331	—	9,195			9,195
Exercise of stock options	427	—	6,849			6,849
Share-based compensation			43,091			43,091
Equity repurchases			(36)			(36)
Cumulative effects adjustment for ASU 2016-02 adoption				306		306
Net income				48,760		48,760
Balance, December 31, 2020	282,543	$281	$1,632,446	$(540,753)	$(28,025)	$1,063,949
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$51,522	$48,760
Adjustments to reconcile net income to cash provided by operations:
Depreciation	7,788	6,589
Amortization	34,682	39,046
Share-based compensation	71,950	43,091
Deferred income taxes	34	(3,014)
Other	2,872	(1,240)
Net change in operating assets and liabilities:
Accounts receivable	(22,362)	(37,693)
Deferred commissions	(19,581)	(6,380)
Prepaid expenses and other assets	(17,508)	25,920
Accounts payable and accrued expenses	10,987	14,891
Operating leases, net	683	599
Deferred revenue	41,545	3,996
Net cash provided by operating activities	162,612	134,565

Cash flows from investing activities:
Purchase of property and equipment	(11,768)	(8,868)
Capitalized software additions	—	(248)
Acquisition of businesses, net of cash acquired	(13,195)	—
Net cash used in investing activities	(24,963)	(9,116)

Cash flows from financing activities:
Repayment of term loans	(90,000)	(60,000)
Proceeds from employee stock purchase plan	13,913	9,195
Proceeds from exercise of stock options	23,650	6,849
Equity repurchases	(51)	(36)
Net cash used in financing activities	(52,488)	(43,992)

Effect of exchange rates on cash and cash equivalents	(1,400)	4,878

Net increase in cash and cash equivalents	83,761	86,335

Cash and cash equivalents, beginning of period	324,962	213,170
Cash and cash equivalents, end of period	$408,723	$299,505

Supplemental cash flow data:
Cash paid for interest	$6,549	$9,914
Cash paid for (received from) tax, net	$12,902	$(14,472)
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of December 31, 2021 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three and nine months ended December 31, 2021 and 2020, statements of cash flows for the nine months ended December 31, 2021 and 2020, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of December 31, 2021, its results of operations for the three and nine months ended December 31, 2021 and 2020, and its cash flows for the nine months ended December 31, 2021 and 2020 in accordance with U.S. GAAP. The results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
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

Recently adopted accounting pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods, and interim periods within those years, beginning after December 15, 2020. The Company adopted the new standard on a prospective basis as of April 1, 2021. The adoption did not have a material impact on the condensed consolidated financial statements.
Recently issued accounting pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, and interim periods within those years, with early adoption permitted. The Company plans to early adopt this standard in the fourth quarter of fiscal 2022 and does not expect the standard to have a material effect on its condensed consolidated financial statements.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenues by geographic region (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$133,704	55%	$100,918	55%	$370,368	55%	$281,806	56%
Europe, Middle East and Africa	71,102	30%	55,945	31%	207,493	31%	154,868	30%
Asia Pacific	24,927	10%	20,643	11%	71,002	10%	56,854	11%
Latin America	11,033	5%	5,405	3%	27,997	4%	13,477	3%
Total revenue	$240,766		$182,911		$676,860		$507,005
For the three and nine months ended December 31, 2021 and 2020, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $124.3 million and 52% and $94.2 million and 51% of total revenue during the three months ended December 31, 2021 and 2020, respectively, and $343.9 million and 51% and $263.3 million and 52% of total revenue for the nine months ended December 31, 2021 and 2020, respectively.
Deferred revenue
Revenues recognized during the three months ended December 31, 2021 and 2020, which was included in the deferred revenue balances at the beginning of each respective period, was $110.6 million and $87.1 million, respectively. Revenues recognized during the nine months ended December 31, 2021 and 2020 which was included in the deferred revenue balances at the beginning of each respective period, was $447.2 million and $339.5 million, respectively.
Remaining performance obligations
As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,402.0 million, which consists of both billed consideration in the amount of $594.0 million and unbilled consideration in the amount of $808.0 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 57% of this amount as revenue over the next twelve months and the remainder thereafter.

4.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for the nine months ended December 31, 2021 consists of the following (in thousands):

December 31, 2021
Balance, beginning of period	$1,271,195
Goodwill from acquisitions (1)	10,374
Foreign currency impact	195
Balance, end of period	$1,281,764
_________________
(1) The initial allocation of the purchase price from acquisitions was based on preliminary valuations and assumptions and is subject to change. The Company expects to finalize the allocation of the purchase prices within the measurement period.
Other intangible assets, net excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		December 31, 2021	March 31, 2021
Capitalized software	107	$192,536	$189,398
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		599,094	595,956
Less: accumulated amortization		(481,186)	(446,472)
Total other intangible assets, net		$117,908	$149,484
Amortization of other intangible assets totaled $11.6 million and $13.0 million for the three months ended December 31, 2021 and 2020, respectively, and $34.7 million and $39.0 million for the nine months ended December 31, 2021 and 2020, respectively.
5.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended December 31, 2021 was 16% compared to 21% for the three months ended December 31, 2020. The Company’s effective tax rate for the nine months ended December 31, 2021 was 5% compared to 22% for the nine months ended December 31, 2020. The decrease in the effective tax rate for both the three months ended December 31, 2021 and 2020 and nine months ended December 31, 2021 and 2020 is primarily due to additional share-based compensation tax windfall benefits and a $2.1 million one-time benefit related to anticipated tax refunds resulting from a favorable Polish research and development ruling received by the Company in August 2021.
Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at December 31, 2021, a valuation allowance continues to be recorded against certain deferred tax assets based upon the conclusion that it was more likely than not that these assets would not be realized. The valuation allowance at December 31, 2021 relates primarily to accrued interest, capitalized development costs, and foreign tax credits. Given the Company’s current earnings and anticipated future earnings, it is reasonably possible that within the next twelve months sufficient positive evidence may become available to allow the Company to conclude that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets. However, the exact timing and amount of the valuation allowance release are subject to change based on the Company’s growth and profitability.

6.    Long-term Debt
Long-term debt consists of the following (in thousands, except percentages):

	December 31, 2021		March 31, 2021
	Amount	Effective Rate	Amount	Effective Rate
First Lien Term Loan	$311,125	2.4%	$401,125	2.4%
Revolving credit facility	—		—
Total principal	311,125		401,125
Unamortized discount and debt issuance costs	(7,710)		(9,212)
Total debt	303,415		391,913
Less: Current portion of long-term debt	—		—
Long-term debt	$303,415		$391,913
First lien credit facilities
The Company’s First Lien Credit Agreement, as amended, provides for a term loan facility, or the First Lien Term Loan, in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility, or the Revolving Facility, in an aggregate amount of $60.0 million. The Revolving Facility includes a $25.0 million letter of credit sub-facility. The First Lien Term Loan and Revolving Facility mature on August 23, 2025 and August 23, 2023, respectively. There were $15.7 million and $15.6 million letters of credit issued as of December 31, 2021 and March 31, 2021, respectively. The Company had $44.3 million and $44.4 million of availability under the Revolving Facility as of December 31, 2021 and March 31, 2021, respectively.
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
All of the indebtedness under the First Lien Credit Agreement is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien Credit Agreement contains customary negative covenants. At December 31, 2021, the Company was in compliance with all applicable covenants.
7.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2022 to 2032. As of December 31, 2021, the weighted average remaining lease term was 6.2 years and the weighted average discount rate was 5.7%. The Company does not have any finance leases as of December 31, 2021.
The Company has a sublease of a former office which expires in fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.8 million and $1.0 million for the three months ended December 31, 2021 and 2020, respectively, and $1.9 million and $3.3 million for the nine months ended December 31, 2021 and 2020, respectively.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31, 2021
	2021	2020	2021	2020
Operating lease expense (1)	$2,838	$2,640	$7,919	$8,022
Short-term lease expense	$258	$174	$699	$524
Variable lease expense	$202	$205	$574	$549
_________________
(1) Presented gross of sublease income.

The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Nine Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$9,912	$10,251
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$25,151	$2,600
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.
As of December 31, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2022	$3,535
2023	14,987
2024	14,303
2025	11,323
2026	8,349
Thereafter	22,083
Total operating lease payments (1)	74,580
Less: imputed interest	(9,904)
Total operating lease liabilities	$64,676
_________________
(1) Presented gross of sublease income.
As of December 31, 2021, the Company had commitments of $5.8 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal years ended March 31, 2022 and March 31, 2023, with lease terms ranging from 5 to 6 years.
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
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2021, 37,834,512 shares of common stock were available for future issuance under the 2019 Plan.

Stock options
The following table summarizes activity for stock options during the period ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2021	8,393	$21.31	8.6	$226,438
Granted	115	52.86
Exercised	(1,170)	20.22
Forfeited	(244)	25.05
Balance, December 31, 2021	7,094	$21.87	7.8	$272,958
Options vested and expected to vest at December 31, 2021	7,094	$21.87	7.8	$272,958
Options vested and exercisable at December 31, 2021	2,674	$19.68	7.7	$108,749
As of December 31, 2021, the total unrecognized compensation expense related to non-vested stock options is $37.0 million and is expected to be recognized over a weighted average period of 1.9 years. The Company recognized $5.6 million and $4.5 million of share-based compensation expense related to stock options for the three months ended December 31, 2021 and 2020, respectively, and $14.9 million and $12.3 million of share-based compensation expense related to stock options for the nine months ended December 31, 2021 and 2020, respectively.
Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the period ended December 31, 2021:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2021	728	$16.00	3,041	$24.44
Granted	—	—	3,269	51.29
Vested	(440)	16.00	(1,049)	24.24
Forfeited	(19)	16.00	(232)	33.51
Balance, December 31, 2021	269	$16.00	5,029	$41.52
RSUs outstanding as of December 31, 2021 were comprised of 4.0 million RSUs with only service conditions and 1.0 million RSUs with both service and performance conditions (“PSUs”).
During the three and nine months ended December 31, 2021, the Company granted PSUs to certain key employees that generally vest in three equal installments, with one-third of the PSUs eligible to vest on each of the first three anniversaries of the date of grant (the “Incentive PSUs”). The number of shares that may be earned pursuant to the Incentive PSUs is subject to the Company’s achievement of specific company metrics, and provided that the executive officer remains employed by the Company through the applicable vesting date. No Incentive PSUs will vest with respect to any year if the Company fails to achieve 95% of the applicable target for that year, and the overall number of shares that may be issued pursuant to the Incentive PSUs with respect to any year shall not exceed 150% of the target award for such year. The Incentive PSUs are not carried forward from year to year; if the Incentive PSUs are not earned in any given year, they are terminated for that year.

During the three and nine months ended December 31, 2021, the Company granted PSUs to certain key employees that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over the following three years (the “Annual PSUs”). The number of shares that may be earned pursuant to the Annual PSUs is based on specific company metrics related to the Company’s fiscal year ending March 31, 2022. No Annual PSUs will be earned with respect to any metric if the applicable “threshold” percentage of the specific metric is not achieved, and the overall number of shares that may be earned shall not exceed 150% of the target award. Once the Annual PSUs are earned, they are then also subject to time-based vesting, with 25% of the earned Annual PSUs vesting on the first anniversary of the grant date, and with the remaining 75% vesting in twelve equal quarterly installments over the following three years, and provided that the executive officer remains employed by the Company through the applicable vesting date.
Compensation expense for the PSUs are measured using the fair value at the date of grant and recorded over their respective vesting periods under the graded-vesting attribution method and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.
As of December 31, 2021, the total unrecognized compensation expense related to unvested restricted stock awards is $3.2 million and is expected to be recognized over a weighted average period of 0.8 years. As of December 31, 2021, the total unrecognized compensation expense related to unvested restricted stock units is $180.6 million and is expected to be recognized over a weighted average period of 2.5 years. The Company recognized $20.3 million and $9.6 million of share-based compensation expense related to restricted shares and units for the three months ended December 31, 2021 and 2020, respectively, and $53.4 million and $28.3 million of share-based compensation expense related to restricted shares and units for the nine months ended December 31, 2021 and 2020, respectively.
Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods beginning May 15 and November 15 of each year, and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the nine months ended December 31, 2021, 371,740 shares of common stock were purchased under the ESPP. As of December 31, 2021, 11,187,354 shares of common stock were available for future issuance under the ESPP.
As of December 31, 2021, there was approximately $2.3 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $1.2 million and $1.5 million of share-based compensation expense related to the ESPP for the three months ended December 31, 2021 and 2020, respectively, and $3.6 million and $2.5 million of share-based compensation expense related to the ESPP for the nine months ended December 31, 2021 and 2020, respectively.
Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of revenue	$3,405	$2,066	$9,542	$5,430
Research and development	5,908	3,259	15,331	8,666
Sales and marketing	9,267	6,480	26,487	18,007
General and administrative	8,543	3,783	20,590	10,988
Total share-based compensation	$27,123	$15,588	$71,950	$43,091
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income	$14,587	$18,416	$51,522	$48,760
Denominator:
Weighted average shares outstanding, basic	284,722	281,010	283,773	280,057
Dilutive effect of stock-based awards	7,123	5,417	7,122	5,827
Weighted average shares outstanding, diluted	291,845	286,427	290,895	285,884

Net income per share, basic	$0.05	$0.07	$0.18	$0.17
Net income per share, diluted	$0.05	$0.06	$0.18	$0.17
The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the three and nine months ended December 31, 2021 and 2020 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Stock options	147	2,185	167	1,777
Unvested RSAs and RSUs	49	6	67	31
Shares committed under ESPP	—	2	—	2
11.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.
Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	December 31, 2021	March 31, 2021
North America	$14,636	$12,129
Europe, Middle East and Africa	25,813	23,124
Asia Pacific	1,397	1,619
Latin America	138	44
Total property and equipment, net	$41,984	$36,916
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

OVERVIEW
We offer the market-leading software intelligence platform, purpose-built for dynamic multicloud environments. As organizations embrace the cloud to effect their digital transformation, our all-in-one intelligence platform is designed to address the growing complexity faced by technology and digital business teams. With automation and intelligence at its core, our platform delivers precise answers about the performance and security of applications, the underlying infrastructure and the experience of all users to enable teams to innovate faster, simplify cloud complexity, collaborate more efficiently, and secure cloud-native applications. We designed our platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for consistently better business outcomes. As a result, as of December 31, 2021, our products are trusted by over 3,200 Dynatrace customers in over 90 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance Module and extended with our Infrastructure Monitoring, Digital Experience Monitoring, Digital Business Analytics, Application Security, or Cloud Automation Modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and is the primary offering we sell. Dynatrace® customers increased to more than 3,200 as of December 31, 2021 from approximately 2,800 as of December 31, 2020.
Our Classic products include AppMon, Classic Real User Monitoring, or RUM, Network Application Monitoring, or NAM, and Synthetic Classic. These products were sunset as of April 1, 2021.
COVID-19 Update
The COVID-19 pandemic continues to evolve and have significant impacts around the globe and in many locations in which we operate. While the impacts have not caused a material adverse financial impact to our business to date, the future impacts remain uncertain. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict. These factors may adversely impact business spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis. While our revenue, customer retention, and earnings are relatively predictable as a result of our subscription-based business model, the effect, if any, of the COVID-19 pandemic would not be fully reflected in our results of operations and overall financial performance until future periods.
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
•Increase penetration within existing customers. We plan to continue to increase penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing customers, across new customer applications, and into additional business units or divisions. Our Dynatrace® net expansion rate has been above 120% for the last 15 quarters.
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
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	December 31,
	2021	2020
Total ARR (in thousands)	$929,906	$721,995
Dynatrace® Net Expansion Rate	120%+	120%+
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) differences in accounting and tax treatment of our share-based compensation, (2) differing tax rates and regulations in foreign jurisdictions, (3) tax benefits recognized from the US foreign derived intangibles deduction, and (4) foreign withholding taxes. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

RESULTS OF OPERATIONS
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended December 31, 2021 and 2020

	Three Months Ended December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$226,290	94%	$170,308	93%
License	2	—%	257	—%
Service	14,474	6%	12,346	7%
Total revenue	240,766	100%	182,911	100%
Cost of revenue:
Cost of subscription	28,284	11%	20,382	11%
Cost of service	12,232	5%	8,907	5%
Amortization of acquired technology	3,944	2%	3,831	2%
Total cost of revenue (1)	44,460	18%	33,120	18%
Gross profit	196,306	82%	149,791	82%

Operating expenses:
Research and development (1)	40,876	17%	28,730	16%
Sales and marketing (1)	94,033	39%	64,829	35%
General and administrative (1)	32,643	14%	23,442	13%
Amortization of other intangibles	7,539	3%	8,685	5%
Restructuring and other	—		(2)
Total operating expenses	175,091		125,684
Income from operations	21,215		24,107
Other expense, net	(3,807)		(929)
Income before income taxes	17,408		23,178
Income tax expense	(2,821)		(4,762)
Net income	$14,587		$18,416
(1)  Includes share-based compensation expense as follows:

	Three Months Ended December 31,
	2021	2020
	(in thousands)
Cost of revenue	$3,405	$2,066
Research and development	5,908	3,259
Sales and marketing	9,267	6,480
General and administrative	8,543	3,783
Total share-based compensation	$27,123	$15,588

Revenue

	Three Months Ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Subscription	$226,290	$170,308	$55,982	33%
License	2	257	(255)	(99%)
Service	14,474	12,346	2,128	17%
Total revenue	$240,766	$182,911	$57,855	32%
Subscription
Subscription revenue increased by $56.0 million, or 33%, for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased from 93% to 94% of total revenue for the three months ended December 31, 2021 and 2020.
License
License revenue decreased by $0.3 million, or 99%, for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to the decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $2.1 million, or 17%, for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$28,284	$20,382	$7,902	39%
Cost of service	12,232	8,907	3,325	37%
Amortization of acquired technology	3,944	3,831	113	3%
Total cost of revenue	$44,460	$33,120	$11,340	34%
Cost of subscription
Cost of subscription increased $7.9 million, or 39%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $4.7 million and increased cloud-based hosting costs and subscriptions of $2.6 million.
Cost of service
Cost of service increased by $3.3 million, or 37%, for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020. The increase was primarily the result of higher personnel costs of $1.5 million and higher share-based compensation of $1.4 million.
Amortization of acquired technologies
For the three months ended December 31, 2021 and 2020, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of us in 2014.

Gross Profit and Gross Margin

	Three Months Ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$198,006	$149,926	$48,080	32%
License	2	257	(255)	(99%)
Services	2,242	3,439	(1,197)	(35%)
Amortization of acquired technology	(3,944)	(3,831)	(113)	3%
Total gross profit	$196,306	$149,791	$46,515	31%
Gross margin:
Subscriptions	88%	88%
License	100%	100%
Services	15%	28%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	82%
Subscriptions
Subscriptions gross profit increased by $48.1 million, or 32%, during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Subscription gross margin remained consistent at 88% during the three months ended December 31, 2021 and the three months ended December 31, 2020. The increase in gross profit is primarily due to the growing adoption of the Dynatrace® platform by new customers.
License
License gross profit decreased by $0.3 million, or 99%, during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit decreased by $1.2 million, or 35%, to $2.2 million during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Services gross margin was 15% for the three months ended December 31, 2021 compared to 28% for the three months ended December 31, 2020. The decrease in gross profit and gross margin was driven by an increase in share-based compensation of $1.4 million.
Operating Expenses

	Three Months Ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$40,876	$28,730	$12,146	42%
Sales and marketing	94,033	64,829	29,204	45%
General and administrative	32,643	23,442	9,201	39%
Amortization of other intangibles	7,539	8,685	(1,146)	(13%)
Restructuring and other	—	(2)	2	(100%)
Total operating expenses	$175,091	$125,684	$49,407	39%

Research and development
Research and development expenses increased $12.1 million, or 42%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The increase is due to a 26% increase in headcount, resulting in increased personnel costs to expand our product offerings of $6.6 million, higher share-based compensation of $2.6 million, increased cloud-based hosting costs of $1.4 million, and additional overhead costs of $0.8 million.
Sales and marketing
Sales and marketing expenses increased $29.2 million, or 45%, for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, due to a 28% increase in headcount and resulting in an increase of $13.8 million in personnel costs, increased advertising and marketing costs of $7.7 million, and higher share-based compensation of $2.8 million. Higher travel expenses related to global travel restrictions lifting of $1.4 million and higher employee-related expenses of $1.1 million also contributed to this increase.
General and administrative
General and administrative expenses increased $9.2 million, or 39%, for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to increased personnel costs of $3.6 million, higher share-based compensation of $4.8 million, and higher professional fees of $0.5 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.1 million, or 13%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net increased by $2.9 million, or 310%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The increase in other expense was primarily a result of foreign currency transactions, partially offset by lower interest expense on our term loans due to the reductions in principal compared to the same quarter last fiscal year.
Income Tax Expense
Income tax expense for the three months ended December 31, 2021 of $2.8 million represented a $2.0 million decrease as compared to an expense of $4.8 million for the three months ended December 31, 2020, primarily driven by a decrease in pre-tax income and additional share-based compensation tax windfall benefits.

Comparison of the Nine Months Ended December 31, 2021 and 2020

	Nine Months Ended December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$635,411	94%	$472,338	93%
License	52	—%	1,337	—%
Service	41,397	6%	33,330	7%
Total revenue	676,860	100%	507,005	100%
Cost of revenue:
Cost of subscription	80,401	11%	55,415	11%
Cost of service	32,921	5%	25,471	5%
Amortization of acquired technology	11,638	2%	11,487	2%
Total cost of revenue (1)	124,960	18%	92,373	18%
Gross profit	551,900	82%	414,632	82%

Operating expenses:
Research and development (1)	113,509	17%	79,747	16%
Sales and marketing (1)	260,816	39%	170,682	34%
General and administrative (1)	91,254	13%	67,079	13%
Amortization of other intangibles	22,618	3%	26,057	5%
Restructuring and other	25		23
Total operating expenses	488,222		343,588
Income from operations	63,678		71,044
Other expense, net	(9,303)		(8,426)
Income before income taxes	54,375		62,618
Income tax expense	(2,853)		(13,858)
Net income	$51,522		$48,760
(1)  Includes share-based compensation expense as follows:

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Cost of revenue	$9,542	$5,430
Research and development	15,331	8,666
Sales and marketing	26,487	18,007
General and administrative	20,590	10,988
Total share-based compensation	$71,950	$43,091
Revenue

	Nine Months Ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$635,411	$472,338	$163,073	35%
License	52	1,337	(1,285)	(96%)
Services	41,397	33,330	8,067	24%
Total revenue	$676,860	$507,005	$169,855	34%

Subscription
Subscription revenue increased by $163.1 million, or 35%, for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 94% of total revenue for the nine months ended December 31, 2021 compared to 93% of total revenue for the nine months ended December 31, 2020.
License
License revenue decreased by $1.3 million, or 96%, for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, primarily due to the decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $8.1 million, or 24%, for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020. We recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Nine Months Ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Cost of subscriptions	$80,401	$55,415	$24,986	45%
Cost of services	32,921	25,471	7,450	29%
Amortization of acquired technology	11,638	11,487	151	1%
Total cost of revenue	$124,960	$92,373	$32,587	35%
Cost of subscriptions
Cost of subscriptions increased $25.0 million, or 45%, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $14.8 million and cloud-based hosting costs and subscriptions of $7.7 million as well as higher share-based compensation of $2.3 million.
Cost of services
Cost of services increased by $7.5 million, or 29%, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increase was the result of higher personnel costs of $4.6 million, higher share-based compensation of $1.9 million, and subscription costs of $0.7 million.
Amortization of acquired technologies
For the nine months ended December 31, 2021 and 2020, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Nine Months Ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$555,010	$416,923	$138,087	33%
License	52	1,337	(1,285)	(96%)
Services	8,476	7,859	617	8%
Amortization of acquired technology	(11,638)	(11,487)	(151)	1%
Total gross profit	$551,900	$414,632	$137,268	33%
Gross margin:
Subscriptions	87%	88%
License	100%	100%
Services	20%	24%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	82%
Subscriptions
Subscriptions gross profit increased by $138.1 million, or 33%, during the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. Subscription gross margin decreased from 88% to 87% during the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. The increase in gross profit is primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. The decrease in gross margin is primarily due to higher personnel and share-based compensation costs to support the growth of our subscription cloud-based offering.
License
License gross profit decreased by $1.3 million, or 96%, during the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Services
Services gross profit increased by $0.6 million, or 8%, during the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. Services gross margin decreased from 24% to 20% during the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. The increase in gross profit was primarily due to an increase in service revenue driven by higher utilization of personnel. The decrease in gross margin was primarily due to higher personnel and share-based compensation costs.
Operating Expenses

	Nine Months Ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$113,509	$79,747	$33,762	42%
Sales and marketing	260,816	170,682	90,134	53%
General and administrative	91,254	67,079	24,175	36%
Amortization of other intangibles	22,618	26,057	(3,439)	(13%)
Restructuring and other	25	23	2	9%
Total operating expenses	$488,222	$343,588	$144,634	42%

Research and development
Research and development expenses increased $33.8 million, or 42%, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increase is primarily attributable to a 26% increase in headcount, resulting in increased personnel and other costs to expand our product offerings of $22.2 million, and higher share-based compensation of $6.7 million. Increased cloud-based hosting costs of $2.6 million also contributed to this increase.
Sales and marketing
Sales and marketing expenses increased $90.1 million, or 53%, for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, driven by a 28% increase in headcount, which resulted in an increase of $41.5 million in personnel costs, related share-based compensation of $8.5 million, and other employee-related expenses of $3.5 million. Further contributing to the increase were higher advertising and marketing costs of $24.9 million, increased travel expenses related to global restrictions lifting of $3.0 million, higher professional fees of $2.9 million, and higher cloud-based hosting costs of $1.8 million.
General and administrative
General and administrative expenses increased $24.2 million, or 36%, for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, primarily due to an increase in personnel costs of $10.1 million, higher share-based compensation of $9.6 million, increased professional fees of $2.1 million, higher facilities expenses of $1.9 million, and increased software and subscription costs of $1.2 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $3.4 million, or 13%, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net increased by $0.9 million, or 10%, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increase in other expense was primarily a result of foreign currency transactions, partially offset by lower interest expense on our term loans as we had less principal outstanding compared to last fiscal year.
Income Tax Expense
Income tax expense for the nine months ended December 31, 2021 of $2.9 million represented an $11.0 million decrease as compared to an expense of $13.9 million for the nine months ended December 31, 2020. This decrease was primarily driven by a decrease in year-to-date pre-tax income, additional share-based compensation tax windfall benefits, and a $2.1 million one-time benefit related to anticipated tax refunds resulting from a favorable Polish research and development ruling received in August 2021.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2021, we had $408.7 million of cash and cash equivalents and $44.3 million available under our revolving credit facility. Since inception, we have financed our operations primarily through payments by our customers for use of our product offerings and related services and, to a lesser extent, the net proceeds we have received from sales of equity securities and borrowings on our term loan facilities. In August 2019, we completed our initial public offering (“IPO”) in which we issued and sold an aggregate of 38.9 million shares of common stock at a price of $16.00 per share. We received aggregate net proceeds of $585.3 million from the IPO, after underwriting discounts and commissions and payments of offering costs. Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.
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
Our Credit Facilities
As of December 31, 2021, the balance outstanding under our first lien term loan was $311.1 million and is included in long-term debt on our condensed consolidated balance sheets. We had $44.3 million available under the revolving credit facility after considering $15.7 million of letters of credit outstanding. All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets. At December 31, 2021, we were in compliance with all applicable covenants pertaining to the First Lien Credit Agreement. Our credit facilities are discussed further in Note 6 of the notes to the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Cash provided by operating activities (1)	$162,612	$134,565
Cash used in investing activities	(24,963)	(9,116)
Cash used in financing activities	(52,488)	(43,992)
Effect of exchange rate changes on cash and cash equivalents	(1,400)	4,878
Net increase in cash and cash equivalents	$83,761	$86,335
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Cash paid for interest	$6,549	$9,914
Cash paid for (received from) tax, net	$12,902	$(14,472)
Operating Activities
For the nine months ended December 31, 2021, cash provided by operating activities was $162.6 million as a result of net income of $51.5 million, and adjusted by non-cash charges of $117.3 million and a change of $6.2 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $72.0 million and depreciation and amortization of $42.5 million. The change in our net operating assets and liabilities was primarily the result of an increase in accounts receivable of $22.4 million due to the timing of receipts of payments from customers, an increase in deferred commissions of $19.6 million due to commissions paid on new bookings, and an increase in prepaid expenses and other assets of $17.5 million driven by timing of payments in advance of future services. Partially offsetting this was an increase in deferred revenue of $41.5 million due to seasonality in our sales cycle which is higher in the third and fourth quarters of our fiscal year, and an increase in accounts payable and accrued expenses of $11.0 million driven by timing of payments.
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

Investing Activities
Cash used in investing activities during the nine months ended December 31, 2021 was $25.0 million, as a result of two acquisitions made in the first half of fiscal 2022 for $13.2 million and the purchases of property and equipment of $11.8 million.
Cash used in investing activities during the nine months ended December 31, 2020 was $9.1 million, as a result of purchases of property and equipment of $8.9 million and capitalized software additions of $0.2 million.
Financing Activities
Cash used in financing activities during the nine months ended December 31, 2021 was $52.5 million, primarily as a result of repayments of our term loans of $90.0 million, partially offset by proceeds from the exercise of our stock options of $23.7 million and proceeds from our employee stock purchase plan of $13.9 million.
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
The following table summarizes our payments under contractual obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$74,580	$3,535	$29,290	$19,672	$22,083
First Lien Term Loan - principal (1)	311,125	—	—	311,125	—
First Lien Term Loan - interest (2)	27,061	7,427	14,873	4,761	—
Revolving credit facility (3)	—	—	—	—	—
Total	$412,766	$10,962	$44,163	$335,558	$22,083
(1) The amounts included in the table above represent principal maturities only.
(2) Amounts represent estimated future interest payments on borrowings under our First Lien Term Loan, which were estimated using the interest rate effective at December 31, 2021 multiplied by the principal outstanding on December 31, 2021. The First Lien Term Loan consists of $311.1 million currently bearing interest at 2.4%.
(3) As of December 31, 2021, we had no outstanding borrowings under our revolving credit facility, $15.7 million of letters of credit outstanding, and $44.3 million was available for borrowing under our revolving credit facility.
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
Interest Rate Risk
We had cash and cash equivalents of $408.7 million and $325.0 million as of December 31, 2021 and March 31, 2021, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
At December 31, 2021, we also had in place a $60.0 million revolving credit facility, with availability of $44.3 million, and $311.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 2.4% at December 31, 2021. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of December 31, 2021, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•If we are unable to maintain successful relationships with our partners, including hyperscalers such as AWS, Microsoft Azure, Google Cloud Platform, IBM Red Hat or others, or if our partners fail to perform, our ability to market, sell and distribute our applications and services will be limited, and our business, operating results and financial condition could be harmed.
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
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2019 to the year ended March 31, 2020, our subscription revenue grew 39% from $349.8 million to $487.8 million, respectively. From the year ended March 31, 2020 to the year ended March 31, 2021, our subscription revenue grew 34% from $487.8 million to $655.2 million, respectively. From the nine months ended December 31, 2020 to the nine months ended December 31, 2021, our subscription revenue grew 35% from $472.3 million to $635.4 million, respectively. From the year ended March 31, 2019 to the year ended March 31, 2020, subscription revenue as a percentage of total revenue grew from 81% to 89%, respectively. From the year ended March 31, 2020 to the year ended March 31, 2021, subscription revenue as a percentage of total revenue grew from 89% to 93% respectively. From the nine months ended December 31, 2020 to the nine months ended December 31, 2021, subscription revenue as a percentage of total revenue grew from 93% to 94%, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:
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
The global COVID-19 pandemic, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It also disrupted the normal operations of many businesses, including our business, and many of our customers’ businesses.
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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions including actions that are mandated by local, regional and national governments, agencies and health authorities, the disruption caused by such actions, the efficacy of vaccines and rates of vaccination in various states and countries, the emergence of coronavirus variants such as the “omicron” variant and others as yet unknown, and the impact of these and other factors on our employees, customers, partners, vendors and the global economy. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team, including our Chief Executive Officer and other executive officers. All members of our senior management team are employed on an at-will basis, which means that they are not contractually obligated to remain employed with us and could terminate their employment with us at any time. Accordingly, and in spite of our efforts to retain our senior management team, our Chief Executive Officer or any other member of our senior management team could terminate his or her employment with us at any time, which could disrupt our operations and negatively impact employee morale and our culture. After his or her termination, such person could go to work for one of our competitors, after the expiration of any applicable non-compete period, and the restrictions on non-competition may in any case be difficult to enforce depending on the circumstances. The loss of our Chief Executive Officer or other senior executive officers or one or more members of our senior management team, particularly if closely grouped, could disrupt our operations, negatively impact employee morale and our culture, and adversely affect our ability to formulate and execute our business plan and thus, our business, operating results and prospects could be adversely affected. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train and integrate strategic hires, our business, operating results and financial condition could be adversely affected.
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
At December 31, 2021, we had more than $300 million of aggregate indebtedness, as defined in the Credit Agreement, consisting of $311.1 million outstanding under our first lien term loan facility, $15.7 million outstanding under a $25.0 million letter of credit sub-facility and $7.7 million in unamortized debt issuance fees. Under our first lien term loan facility, we were required to repay approximately $2.4 million of principal at the end of each quarter (commencing March 31, 2019) and are required to pay accrued interest on the last day of each interest accrual period. During the second quarter of fiscal 2020, we repaid all outstanding borrowings and accrued interest under our second lien term loan facility and recognized a loss on debt extinguishment of $2.7 million within “Interest expense, net” in the consolidated statements of operations for the year ended March 31, 2020. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $6.5 million for the nine months ended December 31, 2021.
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
The success of our business depends on our ability to protect and enforce our proprietary rights, including our patents, trademarks, copyrights, trade secrets and other intellectual property rights, throughout the world. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with ours. In the past, we have been made aware of public postings of portions of our source code. It is possible that released source code could reveal some of our trade secrets, and impact our competitive advantage. Some license provisions protecting against unauthorized use, copying, transfer, reverse engineering, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and in some countries there may not be sufficient legal processes available to us, in a timely fashion or at all, to enable us to effectively protect our intellectual property. In expanding our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.
As of December 31, 2021, we had 96 issued patents, 73 of which are in the United States, and 32 pending applications, of which 20 are in the United States. Our issued patents expire at various dates through March 2040. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Any actual or perceived failure by us to comply with stringent and evolving privacy laws or regulatory requirements in one or multiple jurisdictions, privacy and information security policies and/or contractual obligations could result in proceedings, actions or penalties against us.
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
Internationally, virtually every jurisdiction in which we operate has established its own privacy, data protection and/or data security legal framework with which we or our customers must comply, including but not limited to the European Union. In the EU, data protection laws are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the GDPR, which became effective and enforceable across all then-current member states of the EU on May 25, 2018 and contains numerous requirements and changes from prior EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including heightened notice and consent requirements, greater rights of data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines for noncompliance. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements, such as failure to accurately maintain required documentation as a data processor or controller under Article 30 and other provisions of the GDPR. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. The GDPR applies to any company established in the EU as well as any company outside the EU that processes personal data in connection with the offering of goods or services to individuals in the EU or that engages in the monitoring of their behavior. Moreover, the GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.
In addition to the GDPR, the EU also is considering the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”) which would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation has been delayed but could be enacted sometime in the relatively near future. While the proposed regulation contains protections for those using communications services (for example, protections against online tracking technologies), the potential timing of its enactment significantly later than the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, as well as obligations and restrictions on the processing of data from an end-user’s terminal equipment, which may negatively impact our product offerings and our relationships with our customers.
Preparing for and complying with the evolving application of the GDPR and the ePrivacy Regulation (if and when it becomes effective) has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations. Non-compliance could result in proceedings, fines or penalties against us by governmental entities, customers, data subjects, consumer associations or others. Even without the new ePrivacy Regulation in force, EU regulators have, in recent months, demonstrated increased scrutiny of companies’ compliance with cookie consent requirements, with the French Commission Nationale de l'informatique et des Libertés, recently fining Google and Facebook up to a combined 210 million euros for cookie violations under the ePrivacy Directive. Regulatory enforcement activity appears likely to increase in the future, especially following enactment of the ePrivacy Regulation.
Additionally, the GDPR and the UK GDPR impose strict rules on the transfer of personal data outside of the EU/UK to countries that do not ensure an adequate level of protection, like the United States (so-called “third countries”). Recent Guidance from the Court of Justice of the European Union (the “CJEU”) has stated that, although cross-border data transfers may be legitimized through use of the Standard Contractual Clauses (SCCs) approved by the European Commission or binding corporate rules, transfers made pursuant to these and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. There continue to be concerns about whether these transfer mechanisms will face additional challenges, and European regulators have issued recent guidance that imposes significant new diligence requirements on transferring data outside the EU, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country. If essentially equivalent protections are not available in the destination country, the exporting entity must then assess if supplemental measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing standard contractual clauses with our customers, subsidiaries and subprocessors, the validity of these transfer mechanisms remains uncertain. Complying with this guidance as it exists today and evolves will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EU, which would cause significant business disruption for ourselves and our customers and potentially require the changes in the way our products are configured, hosted and supported.
Additionally, on June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.
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
Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
Many jurisdictions outside of Europe where we do business directly or through master resellers today and may seek to expand our business in the future, are also considering and/or have enacted comprehensive data protection legislation. These include Australia, Brazil, China, Japan, Mexico and Singapore. We also continue to see jurisdictions imposing data localization laws. For example, Russian laws require personal information of Russian citizens to be, among other data processing operations, initially collected, stored, and modified in Russia. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our products or services or prohibit us from continuing to offer services in those markets without significant additional costs.
The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with laws in other jurisdictions or which our existing data management practices or the features of our services and platform capabilities. We therefore cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the imposition of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.
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
Revenue from customers located outside of the United States represented 49% and 48% for the nine months ended December 31, 2021 and 2020, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:
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
For customers who purchase our Dynatrace platform, whether they purchase SaaS or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the quarter ended December 31, 2021, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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

As part of our business growth strategy and in order to remain competitive, we may acquire, or make investments in, complementary companies, products or technologies. For example, in 2021 we acquired SpectX, a provider of high-speed parsing and query analytics technology. We may not be able to find suitable acquisition targets in the future, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts and investors, and could be disruptive to our operations. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. In addition, while we will make significant efforts to address any information technology security and privacy compliance issues with respect to any acquisitions, we may still inherit such risks when we integrate the acquired products and systems as well as any personal information that we acquire. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquired business, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisitions, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Acquisitions and other strategic transactions could result in operating difficulties and could harm our business.
Among other factors set forth in this “Risk Factors” section, our growth depends upon our ability to enhance our existing products and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products both through internal research and development, and also through the acquisition of other companies, product lines, technologies, and personnel. We expect to continue to consider and evaluate a wide array of potential acquisitions as part of our overall business strategy, including, but not limited to acquisitions of certain businesses, technologies, services, products and other assets and revenue streams (collectively, “Acquisitions”). At any given time, we may be engaged in discussions or negotiations with respect to one or more Acquisitions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable Acquisition opportunities. Acquisitions may involve additional significant challenges, uncertainties, and risks, including, but not limited to, challenges of integrating new employees, systems, technologies, and business cultures; failure to develop the acquired business adequately; disruption of our ongoing operations and diversion of our management’s attention; inadequate data security, cybersecurity and operational and information technology resilience; failure to identify, or our underestimation of, commitments, liabilities, deficiencies and other risks associated with acquired businesses or assets; inconsistency between the business models of our Company and the acquired company, and potential exposure to new or increased regulatory oversight and uncertain or evolving legal, regulatory, and compliance requirements; potential reputational risks that could arise from transactions with, or investments in, companies involved in new or developing businesses or markets, which may be subject to uncertain or evolving legal, regulatory, and compliance requirements; failure of the Acquisitions to advance our business strategy and of its anticipated benefits to materialize; potential impairment of goodwill or other acquisition-related intangible assets; and the potential for Acquisitions to result in dilutive issuances of our equity securities or significant additional debt. Acquisitions may also heighten many of the risks described in this “Risk Factors” section. Acquisitions are inherently risky, may not be successful, and may harm our business, results of operations, and financial condition.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $80.13 through December 31, 2021. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. For example, the Thoma Bravo Funds beneficially own 29.5% of our common stock and under applicable federal securities laws may sell such shares in the public market without our advance knowledge or participation. If Thoma Bravo were to dispose of a substantial portion of our shares in the public market, whether in a single transaction or a series of transactions, it could reduce the trading price of our common stock In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.
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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 29.5% of our issued and outstanding shares of common stock as of December 31, 2021. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities
None.
Use of proceeds
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.14#(4)	2022 Annual Short-Term Incentive Plan adopted May 15, 2021
10.17#(5)	Executive Officer Employment Agreement between the Company and Bernd Greifeneder

10.18#(6)	Transition Agreement between the Company and John Van Siclen

10.19#(7)	Executive Officer Employment Agreement between the Company and Rick McConnell

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(4) Filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2021, and incorporated herein by reference.
(5) Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2021, and incorporated herein by reference.
(6) Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2021, and incorporated herein by reference.
(7) Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2021, and incorporated herein by reference.

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

DYNATRACE, INC.

Date:	February 2, 2022	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	February 2, 2022	By:	/s/ Kevin C. Burns
Kevin C. Burns
Chief Financial Officer & Treasurer
(Principal Financial Officer)