Form 10-K
period 2022-03-31
Dynatrace, Inc.
filed 2022-05-26
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-39010

Dynatrace, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-2386428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1601 Trapelo Road, Suite 116 Waltham, MA (Address of principal executive offices)	02451 (Zip code)
Registrant’s telephone number, including area code: (781) 530-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	DT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2021, the last business day of the most recently completed second fiscal quarter, was $14.1 billion. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The registrant had 286,843,026 shares of common stock outstanding as of May 22, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending March 31, 2022.
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
•our expectations regarding the potential impact of the novel coronavirus (“COVID-19”) pandemic on our business, operations, and the markets in which we and our partners and customers operate;
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
•The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which the pandemic and any related economic downturn will impact our future results of operations and overall financial performance remains uncertain.
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

PART I. FINANCIAL INFORMATION
ITEM 1. BUSINESS
Overview
Digital transformation is ubiquitous, with software defining how we bank, manufacturer, deliver healthcare, receive government services, and communicate with our colleagues, friends, and families. This transformation is happening in dynamic hybrid, multicloud environments, which bring a scale and frequency of change that is exponentially greater than that of the old data-center world.
Traditional approaches for developing, operating, monitoring, and securing software were not designed to keep pace with these modern cloud environments. What was once a well understood layering of applications running on operating systems on physical servers connected to physical networks has rapidly become virtualized into software at all levels. Applications are no longer monolithic and have become fragmented into thousands, potentially millions, of microservices, written in multiple software languages. These applications run in environments that extend across IaaS platforms, including Amazon Web Services, or AWS, Microsoft Azure, or Azure, and Google Cloud Platform, or GCP, and more traditional mainframe environments.
We believe the scale, complexity, and dynamic nature of modern hybrid, multicloud environments require a comprehensive observability, continuous runtime application security, and advanced AIOps strategy we refer to as software intelligence.
Dynatrace offers the market-leading software intelligence platform, purpose-built for dynamic hybrid, multicloud environments. As enterprises and public sector institutions embrace the cloud to effect their digital transformation, we designed our unified platform to address the growing complexity faced by IT, development, security, and business operations teams. The Dynatrace® platform combines comprehensive observability and continuous runtime application security with advanced AIOps to provide answers and intelligent automation from data, at enormous scale. This enables teams to modernize and automate cloud operations, deliver software faster and more securely, and ensure flawless digital experiences.
The Dynatrace platform provides the following key benefits:
•Single agent, fully automated configuration. Dynatrace® is installed as a single agent, OneAgent®, which automatically configures itself, and continuously discovers all components of the full stack to enable high fidelity data capture at enormous scale. OneAgent® dynamically profiles the performance of all components of the full stack with code-level precision, even as applications and environments update and change.
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
•AI-powered, answer-centric insights. Davis®, our proprietary AI engine, dynamically baselines the performance of all components in the full stack, continually learning normal performance thresholds to provide precise answers when performance deviates from expected or desired conditions. Unlike ML-based correlation engines that rely on historical data for learning behavior and overwhelm IT professionals with hundreds of alerts, Dynatrace® provides a single problem resolution and precise root-cause determination. We believe the accuracy and precision of the answers delivered by Davis® enable our customers to shift from reactive to proactive remediation, providing a substantial advantage in time savings, resource efficiency, customer satisfaction, and business outcomes.
•Enterprise scale. Dynatrace® utilizes big data architecture and enterprise-proven cloud technologies that are engineered for large, complex hybrid, multicloud environments. With role-based access and advanced security functionality, we built the Dynatrace platform for enterprise-wide adoption by the largest organizations in the world.
•Flexible deployment options. We deploy our platform as a SaaS solution, with the option of retaining the data in the cloud, or at the edge in customer-provisioned infrastructure, which we refer to as Dynatrace® Managed. This offering allows customers the flexibility to maintain control of the environment where their data resides, whether in the cloud or on-premises, combining the simplicity of SaaS with the ability to adhere to their own data security and sovereignty requirements. Our Mission Control center automatically upgrades all Dynatrace® instances and offers on-premises cluster customers auto-deployment options that suit their specific enterprise management processes.

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
•Grow our customer base. We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion. The initial average Dynatrace® ARR for these new customers was approximately $120 thousand, in fiscal year 2022. In addition, we expect to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work jointly with our partners. In other geographies, we utilize a multi-tier “master reseller” model, such as in Africa, Japan, the Middle East, and South Korea.
•Increase penetration within existing customers. We plan to continue to increase the penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. Once customers are on the Dynatrace® platform, we have seen significant dollar-based net expansion due to the ease of use and power of our new platform. Sustained a net expansion rate at or above 120% for the sixteenth consecutive quarter.
•Enhance our strategic partner ecosystem. Our strategic partners include industry-leading global system integrators, software vendors, and cloud and technology providers. We intend to continue to invest in our partner ecosystem, with a particular emphasis on expanding our strategic alliances and cloud-focused partnerships with global system integrators, including Deloitte and DXC, and hyperscale cloud providers, including AWS, Microsoft Azure, Google Cloud Platform, and Red Hat.
The Dynatrace Software Intelligence Platform
The Dynatrace® Software Intelligence Platform provides application and microservices monitoring (“APM”), runtime application security, infrastructure monitoring, digital experience monitoring (“DEM”), business analytics, and cloud automation in an easy-to-use, highly automated, all-in-one solution. We engineered the Dynatrace platform to automatically capture a wide variety of high-fidelity application, infrastructure, user experience, and open-source telemetry data at scale. With this broad set of observability data, the Dynatrace platform dynamically maps all components and their dependencies in a full-stack hybrid, multicloud environment for real-time, continuous context. Davis® processes this observability data in real time to deliver answers to issues, bottlenecks, degradations, and more. In addition, the Dynatrace platform provides extensive automation, including continuous discovery, proactive anomaly detection, and optimization across the software lifecycle. We believe this combination of unparalleled observability, runtime application security, and advanced AI and automation across hybrid, multicloud ecosystems enables our customers to modernize and automate cloud operations more efficiently, develop and release higher quality software faster, and ensure flawless digital experiences consistently.
Applications and Microservices Monitoring
Our approach to APM changes how our customers monitor applications and manage transactions across highly complex hybrid, multicloud environments. Because modern clouds are dynamic, Dynatrace instrumentation is automatic. Because cloud applications run on shared infrastructure and leverage shared services, Dynatrace monitors the full stack to provide visibility into distributed transactions and underlying code and entity relationships and dependencies. Dynatrace gathers metrics and telemetry beyond transaction data, including user experience, log and event data, and data from the latest open source standards, such as OpenTelemetry. Davis®, our AI engine, analyzes all data in the context of a continuously updated topology, Smartscape®. This combination of capabilities allows our customers to easily manage and optimize even the most complex cloud environments, with continuous observability and insights into cloud operations, software delivery pipelines, and business outcomes.
Application Security
Optimized for cloud-native applications, containers, and Kubernetes, Dynatrace® Application Security automatically and continuously detects vulnerabilities in applications, libraries, and code at runtime. It also provides real-time detection and blocking to protect against injection attacks that exploit critical vulnerabilities, such as Log4Shell. It removes blind spots and helps ensure development teams aren’t wasting time chasing false positives, and it provides the organizations with confidence in the security of their applications.

Infrastructure Monitoring
Dynatrace® Infrastructure Monitoring provides complete visibility into the infrastructure layer across public and private clouds and hybrid, multicloud environments. This coverage extends to the leading cloud platforms, including AWS, Microsoft Azure, Google Cloud Platform, VMWare Tanzu, Red Hat OpenShift, and Kubernetes, utilizing our OneAgent® instrumentation and powerful API ingestion capabilities to provide a single source of analysis across environments.
Digital Experience Management
Dynatrace® Digital Experience Management integrates three user experience capabilities into one solution—Real User Monitoring (“RUM”), Synthetic Monitoring, and Session Replay. Dynatrace® RUM automatically captures every user click, tap, and swipe from any device across targeted applications and automatically connects these to back-end services for a complete picture of the user journey. Dynatrace® Synthetic Monitoring simulates user experience across production and development environments in internally built and third-party applications, such as Salesforce, Zoom, NetSuite, and ServiceNow, to provide a proactive view into applications’ and API performance and availability without the need for live users. Dynatrace® Session Replay delivers a movie-like review of a real user’s experience with an application, including what they saw and clicked on, how they converted, or where they abandoned the application. These insights enable digital teams to create more perfect user experiences. They also help align IT, developer, and business teams with a singular view and source of digital truth.
Digital Business Analytics
Dynatrace® Digital Business Analytics leverages the data already flowing through the Dynatrace platform’s APM and DEM Modules and Davis®, the AI engine, to provide precise, real-time answers that enable teams to understand how the performance of their digital services affects critical KPIs, such as feature adoption, conversion, orders, release validation, customer segmentation, and app store ratings. These insights enable teams to continuously improve user experience and accelerate the delivery of digital innovation.
Cloud Automation
Dynatrace® Cloud Automation leverages the observability and intelligence at the core of the Dynatrace platform and includes an embedded control plane to enable development, DevOps, and SRE teams to automate CI/CD, deployment, and release processes to accelerate release cycles, drive production reliability and meet business imperatives. Through shorter feedback loops between Dev and Ops teams and continuous release validation, DevOps and SRE teams can focus on delivering innovation faster and with less risk.
Research and Development
We have a strong organic research and development (“R&D”) organization that is responsible for designing, developing, testing, and operating all aspects of our software intelligence offerings, including addressing new use cases, adding new innovative capabilities, extending the scale and scope of our technology, and embracing modern cloud and AI technologies while maintaining high quality.
We utilize an agile development process with 100% test automation to deliver approximately 25 major software releases per year and hundreds of minor releases, fixes and updates. We believe the full-stack monitoring required by dynamic multicloud environments requires a highly efficient and agile process to enable high-performing software across the diverse, dynamic cloud ecosystems of our customers.
Customers
As of March 31, 2022, we had more than 3,300 customers in over 90 countries. Our customers reflect diverse industries and include Air Canada, American Fidelity Assurance, Asics, BT Consumer, Dish Network Corporation, KeyBank, The Kroger Co., Porsche Informatik GmbH, SAP SE, Temenos AG, and U-Haul. No organization or customer accounted for more than 10% of our revenue for the years ended March 31, 2022, 2021, and 2020.
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
•Resellers. Our resellers market and sell our products throughout the world and provide a go-to-market channel in regions where we do not have a direct presence, such as Africa, Japan, the Middle East, and South Korea.
•Technology alliance partners. We partner with leading innovative technology organizations such as Atlassian, Red Hat, ServiceNow, and VMWare to develop integrations, best practices, and extended capabilities that help our customers and solution partners achieve faster time to market and enhanced value in dynamic multicloud environments.
•System integrators. We have a network of systems integrators, both global and regional, that help joint customers integrate our products into their multicloud ecosystems. These partners extend our scale and reach and collaborate with our direct sales teams, bringing domain expertise in technologies and industries along with additional offerings powered by Dynatrace®. As an example, Deloitte is leveraging the Dynatrace platform to power its expanded observability practice.
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
Support and SaaS Operations
Dynatrace ONE is our innovative onboarding and support service that is focused on simplifying and streamlining the experience our customers have with the company and our products. Dynatrace ONE uses in-product chat as the primary vehicle for customer interaction to drive adoption and growth, as well as to handle issues and user questions. We maintain a SaaS-like connection to tenants and clusters, both in the cloud and managed on customer provisioned infrastructure, using our “Mission Control” system, which allows us to streamline communication and accelerate resolution of issues. Dynatrace ONE is provided to all Dynatrace customers and includes automatic product updates and upgrades, online access to documentation, knowledge base, and discussion forums as well as access to Dynatrace University.
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
Intellectual Property
Dynatrace relies on a combination of patent, copyright, trademark, trade dress, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures, and restrictions provide only limited protection. As of March 31, 2022, we had 98 issued patents, 75 of which are in the United States, and 35 pending applications, of which 22 are in the United States. Our issued patents expire at various dates through September 2040. We cannot be assured that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow the scope of the claims sought. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

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
•Infrastructure monitoring vendors, such as BMC and Datadog;
•DEM vendors, such as Akamai and Catchpoint;
•Security vendors such as Palo Alto Networks and Splunk;
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
Human Capital Management
Human Capital
We believe that our success is in large part due to the drive, creativity and the overall strength of our workforce. As of March 31, 2022, we had approximately 3,600 employees operating within over 30 countries, with 65% outside of the United States. In countries in which we operate we are subject to local labor law requirements. None of our employees are represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are strong.
The health and safety of our colleagues and anyone who enters our workplace around the world is of paramount importance to us. As a result of the ongoing COVID-19 pandemic, we continued to implement the work from home policy that was established in fiscal year 2021 to keep our employees safe in accordance with local and national health agency guidelines. We have introduced a hybrid work model which allows employees to maintain flexibility while also allowing for opportunities to return to the office as the pandemic recedes and safety concerns are abated in accordance with local authority guidelines.
Compensation and Benefits
Our compensation program is designed to attract, reward and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We believe that our employees should have a strong work/life balance, develop and grow personally and professionally, and be able to save for their future. We provide employees with industry-competitive compensation and benefits, including retirement savings programs, the opportunity to invest in Dynatrace at a discount through our 2019 Employee Stock Purchase Plan (“ESPP”), and medical, dental, vision, and life and disability plans. Our benefits vary around the world due to local country regulations and cultural preferences.
Diversity and Inclusion
We believe that an equitable and inclusive environment comprised of diverse teams produces more creative solutions, results in better and more innovative products, and is important to our efforts to attract and retain key talent. We are focused on building an inclusive culture and sustaining a diverse workforce through a variety of company initiatives, such as employee training regarding unconscious bias and other diversity and inclusion-related topics designed to create a culture of belonging. We also provide resources and training to employees to ensure that as we continue to grow, we are hiring people of all types.
Additionally, Dynatrace continues to be recognized as an employer of choice earning awards around the globe in 2021 and 2022. Some notable awards include being named the #1 IT Company in Austria, #1 Company in Upper Austria and #6 Company overall in Austria ranked by Trend in cooperation with Statista, Kununu, and XING, as well as being included in Inc’s Best-Led Companies of 2021 list, Boston Globe’s Top 25 Local Companies List, BuiltIn Boston’s Best Places to Work in Boston and Bay Area lists, BuiltIn’s Best Large Companies to Work For list and Detroit Free Press’ Top Workplace list. Dynatrace was also honorably mentioned in a number of categories by Comparably’s workplace awards including Best Company Outlook, Best Global Culture and Best Places to Work in Boston.
Corporate Information
Our principal executive offices are located at 1601 Trapelo Road, Suite 116, Waltham, MA 02451 and our telephone number is (781) 530-1000. Our website address is www.dynatrace.com. Information contained on, or that can be accessed through, our website are not incorporated by reference into this Annual Report and should not be considered to be part of this Annual Report, and inclusions of our website address in this Annual Report are inactive textual references only.
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

Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including amendments and exhibits to these reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on the Investor Relations section of our website at www.dynatrace.com as soon as reasonably practicable after we file or furnish such material with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically.
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
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2020 to the year ended March 31, 2021, our subscription revenue grew 34%, from $487.8 million to $655.2 million, respectively. From the year ended March 31, 2021 to the year ended March 31, 2022, our subscription revenue grew 33%, from $655.2 million to $870.4 million, respectively. From the year ended March 31, 2020 to the year ended March 31, 2021, subscription revenue as a percentage of total revenue grew from 89% to 93%, respectively. From the year ended March 31, 2021 to the year ended March 31, 2022, subscription revenue as a percentage of total revenue grew from 93% to 94%, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:
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
•general economic, industry and market conditions, both domestically and in our foreign markets, including regional or geopoliticial conflicts or other disruptions to commerce;
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
The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which the pandemic and any related economic downturn will impact our future results of operations and overall financial performance remains uncertain.
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
As a result of the ongoing COVID-19 pandemic, we limited occupancy or temporarily closed our global offices, and suspended or limited company-related travel. A majority of all Dynatrace employees globally are continuing to work from home, and we changed many previously in-person employee, customer or industry events to virtual-only, such as our annual Sales Kickoff and Perform 2021. We also changed how we spend on marketing and lead generation activities, putting an increased focus on digital, on-line marketing and lead generation. We are returning to in-person events, such as Sales Kickoff 2022, where a large number of our employees are gathered in a single venue and may be exposed to or be infected by the coronavirus, which could have a negative impact on our productivity.
The conditions caused by the ongoing COVID-19 pandemic may affect our customers’ and prospective customers’ businesses, and may have an adverse impact on their ability or willingness to spend on software platforms or purchase our offerings or the timing of their purchasing decisions. The impact of the pandemic on our customers or prospective customers could also result in pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts or term licenses; or increase customer attrition rates. All of the foregoing could adversely affect our future sales, operating results and overall financial performance.

While the Federally-imposed vaccine mandate has been rendered unenforceable, in the event that we are in the future required by the laws of the countries within which we operate to ensure that substantially all of our employees within those countries are fully vaccinated, some of our employees who fail or refuse to comply may be suspended or terminated or they may resign their employment, which could have a negative impact on our productivity, employee morale, sales, operating results and overall financial performance. If fail to comply with these requirements, our sales within those countries could be negatively impacted, and we could be exposed to additional legal claims.
The duration and extent of the impact from the ongoing COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the continued transmission rate of the virus, the extent and effectiveness of current and future containment actions including actions that are mandated by local, regional and national governments, agencies and health authorities, the disruption caused by such actions, the efficacy of vaccines and rates of vaccination in various states and countries, the emergence of coronavirus variants such as the “omicron” variant and others as yet unknown, and the impact of these and other factors on our employees, customers, partners, vendors and the global economy. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, in particular, risks related to our ability to secure customer renewals, the addition of new customers and increased revenue from existing customers, risks that our operating results could be negatively affected by changes in the sizes or types of businesses that purchase our platform and the risk that weakened global economic conditions may harm our industry, business and results of operations.
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
We compete either directly or indirectly with observability vendors such as Datadog and Splunk, application performance monitoring vendors such as Cisco, Broadcom, and New Relic, infrastructure monitoring vendors such as Datadog and Nagios, Digital Experience Management vendors such as Akamai and Catchpoint, point solutions from cloud providers such as Amazon Web Services (“AWS”), Microsoft Azure and Google Cloud Platform, and other business intelligence and monitoring and analytics providers that provide some portion of the services that we provide. Our competitors may have longer-term and more extensive relationships with our existing and potential customers that provide them with an advantage in competing for business with those customers. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software application performance monitoring, data analytics, compliance or network visibility vendors, it could adversely affect our ability to compete.
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
Our agreements with our partners are generally non-exclusive, meaning our partners may offer products from several different companies to their customers or have their products or technologies also interoperate with products and technologies of other companies, including products that compete with our offerings. Moreover, some of our partners also compete with us and if our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors or fail to meet the needs of our customers, our ability to grow our business and sell our offerings will be harmed. Many of our customers are also customers of hyperscalers, such as Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM Red Hat. If our solutions fail to interoperate effectively with the hyperscalers’ products, or if our partnership(s) with one or more of these hyperscalers is not successful or is terminated, our ability to sell additional products to these customers and our ability to grow our business will be harmed. Furthermore, our partners may cease marketing our offerings with limited or no notice and with little or no penalty, and new partners could require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our partners, our possible inability to replace them or our failure to recruit additional partners could harm our results of operations. Our partner structure could also subject us to lawsuits or reputational harm if, for example, a partner misrepresents the functionality of our offerings to customers or violates applicable laws or our corporate policies.
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team, including our Chief Executive Officer and other executive officers. All members of our senior management team are employed on an at-will basis, which means that they are not contractually obligated to remain employed with us and could terminate their employment with us at any time. Accordingly, and in spite of our efforts to retain our senior management team, our Chief Executive Officer or any other member of our senior management team could terminate his or her employment with us at any time, which could disrupt our operations and negatively impact employee morale and our culture. After his or her termination, such person could go to work for one of our competitors, after the expiration of any applicable non-compete period, and the restrictions on non-competition may in any case be difficult to enforce depending on the circumstances. As announced on May 18, 2022, our Chief Financial Officer, Kevin Burns, will be leaving the Company at the end of the calendar year 2022. We have initiated a search for a new Chief Financial Officer, and Mr. Burns will work with us to ensure a smooth transition.
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
We believe that a critical component to our success has been our corporate culture. We believe our culture has contributed significantly to our abilities to innovate and develop new technologies, and to attract and retain employees. We have spent substantial time and resources in building our team while maintaining this corporate culture. We have experienced rapid growth in our employee headcount and international presence. The rapid influx of large numbers of people from different business backgrounds in different geographic locations, and the substantial increase in the proportion of employees who work from home versus in our officers along with recent restrictions and requirement on our workplaces imposed by various governments and health authorities, may make it difficult for us to maintain our corporate culture of innovation. If our culture is negatively affected, our ability to support our growth and innovation may diminish.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
At March 31, 2022, we had approximately $300.0 million of aggregate indebtedness, as defined in the Credit Agreement, consisting of $281.1 million outstanding under our first lien term loan facility, $15.6 million outstanding under a $25.0 million letter of credit sub-facility and $7.2 million in unamortized debt issuance fees. Under our first lien term loan facility, we were required to repay approximately $2.4 million of principal at the end of each quarter and are required to pay accrued interest on the last day of each interest accrual period. During the second quarter of fiscal 2020, we repaid all outstanding borrowings and accrued interest under our second lien term loan facility. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $8.4 million, $12.5 million, and $39.6 million during the years ended March 31, 2022, 2021, and 2020, respectively.

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
We currently host our Dynatrace® solutions primarily using AWS, and we are expanding to include other cloud infrastructure providers such as Microsoft and Google. Our Dynatrace® solutions reside on hardware operated by these providers. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans, including the use of multiple AWS locations, any incident affecting AWS’ infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, actual or threatened public health emergencies (e.g., COVID-19), cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform and our ability to deliver our solutions to our customers. A prolonged AWS service disruption affecting our SaaS platform for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
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
As of March 31, 2022, we had 98 issued patents, 75 of which are in the United States, and 35 pending applications, of which 22 are in the United States. Our issued patents expire at various dates through September 2040. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Preparing for and complying with the evolving application of the GDPR and the ePrivacy Regulation (if and when it becomes effective) has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations. Non-compliance could result in proceedings, fines or penalties against us by governmental entities, customers, data subjects, consumer associations or others. Even without the new ePrivacy Regulation in force, EU regulators have, in recent months, demonstrated increased scrutiny of companies’ compliance with cookie consent requirements, with the French Commission Nationale de l’informatique et des Libertés, recently fining Google and Facebook up to a combined 210 million euros for cookie violations under the ePrivacy Directive. Regulatory enforcement activity appears likely to increase in the future, especially following enactment of the ePrivacy Regulation.
Additionally, the GDPR and the UK GDPR impose strict rules on the transfer of personal data outside of the EU/UK to countries that do not ensure an adequate level of protection, like the United States (so-called “third countries”). Recent Guidance from the Court of Justice of the European Union has stated that, although cross-border data transfers may be legitimized through use of the Standard Contractual Clauses (SCCs) approved by the European Commission or binding corporate rules, transfers made pursuant to these and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. There continue to be concerns about whether these transfer mechanisms will face additional challenges, and European regulators have issued recent guidance that imposes significant new diligence requirements on transferring data outside the EU, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country. If essentially equivalent protections are not available in the destination country, the exporting entity must then assess if supplemental measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing standard contractual clauses with our customers, subsidiaries and subprocessors, the validity of these transfer mechanisms remains uncertain. Complying with this guidance as it exists today and evolves will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EU, which would cause significant business disruption for ourselves and our customers and potentially require the changes in the way our products are configured, hosted and supported.
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
Most recently, on March 25, 2022, EU Commission and the U.S. White House announced that an agreement on Privacy Shield 2.0 has been reached. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our cross-border activities.
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
Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers. Moreover, in March 2022, Utah’s governor signed the Utah Consumer Privacy Act (UCPA) into law and in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (CTDPA) into laws. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado.
With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law. A number of additional other states have proposed bills for comprehensive consumer privacy laws and it is quite possible that certain of these bills will pass. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
Many jurisdictions outside of Europe where we do business directly or through master resellers today and may seek to expand our business in the future, are also considering and/or have enacted comprehensive data protection legislation. These include Australia, Brazil, China, Japan, Mexico and Singapore. We also continue to see jurisdictions imposing data localization laws that may, for example, require personal information of citizens to be collected, stored, and modified only within that country. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our products or services or prohibit us from continuing to offer services in those markets without significant additional costs.
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
For example, the Tax Cuts and Jobs Act was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the requirement to capitalize and amortize research and development expenditures for fiscal years beginning after December 31, 2021, and the modification or repeal of many business deductions and credits, in each case, as modified by the CARES Act (as defined below). In addition, on March 27, 2020, former President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” (the “CARES Act”), which included certain changes in tax law intended to stimulate the U.S. economy in light of the ongoing COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Under the CARES Act, the limitation of the tax deduction for net operating losses to 80% of taxable income applies only to taxable years beginning after December 31, 2020 and net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Further, under the CARES Act, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income is increased to 50% of adjusted taxable income for 2019 and 2020.
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
Revenue from customers located outside of the United States represented 49%, 49% and 45% for the years ended March 31, 2022, 2021 and 2020, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:
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
•compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act, and the U.K. Anti-Bribery Act;
•compliance with privacy, data protection and data security laws of many countries, including the EU’s GDPR, which became effective in May 2018, and the CCPA which became effective on January 1, 2020;
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
Continued uncertainty in the U.S. and global economies, particularly Europe, along with uncertain geopolitical conditions, could negatively affect sales of our products and services and could harm our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical disruption, may result in extreme volatility in credit, equity, and foreign currency markets. These conditions may also adversely affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles, which would adversely affect our overall pipeline as well as our revenue growth expectations. If macroeconomic or geopolitical conditions deteriorate or if the pace of recovery slows or is uneven, our overall results of operations could be adversely affected.
We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in the European credit, equity and foreign currency markets or geopolitical disruptions, including the military conflict between Russia and Ukraine, could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe and other regions throughout the world. If tensions between the United States, members of NATO and Russia continue to escalate and create global security concerns, it may result in an increased adverse impact on regional and global economies and increase the likelihood of cyber-attacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
As announced on March 7, 2022, we have suspended all business in Russia and Belarus. Although we do not have material operations in Ukraine, Russia or Belarus, geopolitical instability in the region, new sanctions and enhanced export controls may impact our ability to sell or export our platform in Ukraine, Russia, Belarus and surrounding countries. While we do not believe the overall impact to be material to our business results, if the conflict and scope of sanctions expand further or persist for an extended period of time, our business could be harmed.
Because we recognize revenue from our SaaS subscriptions and term licenses over the subscription or license term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.
For customers who purchase our Dynatrace platform, whether they purchase SaaS or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the year ended March 31, 2022, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
We sell our solutions to U.S. federal and state and foreign governmental agency customers, often through our resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Recent guidelines and regulations require that substantially all of our employees in the United States be fully vaccinated. As we enforce this policy, some of our employees who fail or refuse to comply may be suspended or terminated, which could have a negative impact on our productivity, employee morale, sales, operating results and overall financial performance. If we experience difficulties or delays in complying with these guidelines, our sales to the U.S. Federal government could be negatively impacted, and if we fail to comply we could be debarred from selling to the U.S. Federal government. Government demand and payment for our solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business including business with governmental agencies across the country involved. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.
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
The global nature of our business creates various domestic and local regulatory challenges. The Foreign Corrupt Practices Act (“FCPA”) the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business to non-U.S. officials, or in the case of the U.K. Bribery Act, to any person. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas that experience corruption by government officials and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Changes in applicable laws could result in increased regulatory requirements and compliance costs that could adversely affect our business, financial condition and operating results. Although we take steps to ensure compliance, we cannot guarantee that our employees, resellers, agents, or other intermediaries will not engage in prohibited conduct that could render us responsible under the FCPA, the U.K. Bribery Act, or other similar laws or regulations in the jurisdictions in which we operate. If we are found to be in violation of these anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $80.13 through March 31, 2022. Factors that could cause fluctuations in the trading price of our common stock include the following:
•announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•changes in how customers perceive the benefits of our platform;
•shifts in the mix of billings and revenue attributable to perpetual licenses, term licenses and SaaS subscriptions from quarter to quarter;
•departures of our Chief Executive Officer, Chief Financial Officer, one or more executive officers, senior management or other key personnel;
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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 29.5% of our issued and outstanding shares of common stock as of March 31, 2022. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine (collectively, the “Delaware Forum Provision”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Our bylaws further provide that the U.S. District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act” and such provision of our bylaws, the “Federal Forum Provision”), as our principal executive offices are located in Waltham, Massachusetts. The Delaware Forum Provision and the

Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the Delaware Forum Provision and Federal Forum Provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether courts in other states will enforce our Federal Forum Provision, and we may incur additional costs of litigation should such enforceability be challenged. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Waltham, Massachusetts and consists of approximately 50,000 square feet of space under a lease that expires in September 2027. In addition to our headquarters, we lease approximately 47,000 square feet of space in Detroit, Michigan under a lease that expires in January 2025, approximately 28,000 square feet of space in Maidenhead, England under a lease that expires in March 2027, and approximately 26,000 square feet of space in Denver, Colorado for sales and customer support under a lease that expires in August 2032. Our primary research and development facilities are located in Linz, Austria, Vienna, Austria, Gdansk, Poland, and Barcelona, Spain, and consist of approximately 96,000, 67,000, 57,000, and 36,000 square feet, respectively. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space to accommodate expansion of our operations.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II - OTHER INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “DT” since August 1, 2019. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of May 20, 2022, there were 126 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.
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

Securities Authorized for Issuance under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance.
Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
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

Comparison of Cumulative Total Return

$200
$100
$0
8/1/2019
3/31/2020
3/31/2021
3/31/2022
Dynatrace, Inc.
S&P 500
S&P 500 IT

	Base Period
	8/1/2019	3/31/2020	3/31/2021	3/31/2022
Dynatrace, Inc.	$100.00	$99.96	$202.26	$197.48
S&P 500	$100.00	$87.51	$134.51	$153.39
S&P 500 Information Technology	$100.00	$100.32	$165.35	$198.19
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. RESERVED
Not applicable.
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
Overview
We offer the market-leading software intelligence platform, purpose-built for dynamic hybrid, multicloud environments. As enterprises and public sector institutions embrace the cloud to effect their digital transformation, we designed our unified platform to address the growing complexity faced by IT, development, security, and business operations teams. With automation and intelligence at its core, our platform delivers precise answers about the performance and security of applications, the underlying infrastructure and the experience of all users to enable teams to innovate faster, simplify cloud complexity, collaborate more efficiently, and secure cloud-native applications. We designed our platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for consistently better business outcomes. As a result, as of March 31, 2022, our products are trusted by more than 3,300 Dynatrace customers in over 90 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
We market Dynatrace® through a combination of our global direct sales team and a network of partners, including cloud service providers (Amazon, Microsoft, and Google), resellers and system integrators. We target the largest 15,000 global accounts, which generally have annual revenues in excess of $1 billion.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance Module and extended with our Infrastructure Monitoring, Digital Experience Monitoring, Digital Business Analytics, Application Security, or Cloud Automation Modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and is the primary offering we sell. Dynatrace® customers increased to more than 3,300 as of March 31, 2022 from approximately 2,900 as of March 31, 2021.
Our Classic products include AppMon, Classic Real User Monitoring, or RUM, Network Application Monitoring, or NAM, and Synthetic Classic. These products were sunset as of April 1, 2021.
COVID-19 Update
We continue to monitor, analyze, and respond to evolving developments regarding the ongoing COVID-19 pandemic which has had significant impacts around the globe and in many locations in which we operate. While the impacts have not caused a material adverse financial impact to our business to date, the future impacts remain uncertain. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict. These factors may adversely impact business spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis.

While our revenue, customer retention, and earnings are relatively predictable as a result of our subscription-based business model, the effect, if any, of the ongoing COVID-19 pandemic would not be fully reflected in our results of operations and overall financial performance until future periods.
Throughout the pandemic, we have continued to make investments to support business growth and product development, including investments in research and development as we continue to introduce new products and applications to extend the functionality of our products, sales, and marketing to support customer growth, and other critical functions to ensure the highest levels of customer service and support as well as ensuring that we maintain the required infrastructure to be a public company. We expect to continue to make these investments.
See the section titled “Risk Factors” included under Part I, Item 1A for further discussion of the possible impact of the ongoing COVID-19 pandemic on our business.
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
•Grow our customer base.    We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global accounts, which generally have annual revenues in excess of $1 billion. We added 706 new customers during the year ended March 31, 2022. In addition, we expect to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work jointly with our partners. In other geographies, such as Africa, Japan, the Middle East, and South Korea, we utilize a multi-tier “master reseller” model.
•Increase penetration within existing customers.    We plan to continue to increase penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing customers, across new customer applications, and into additional business units or divisions. We sustained our Dynatrace® net expansion rate at or above 120% for the sixteenth consecutive quarter.
•Enhance our strategic partner ecosystem.   Our strategic partners include industry-leading global system integrators, software vendors, and cloud and technology providers. We intend to continue to invest in our partner ecosystem, with a particular emphasis on expanding our strategic alliances and cloud-focused partnerships with global system integrators, including Deloitte and DXC, and hyperscale cloud providers, including AWS, Microsoft Azure, Google Cloud Platform, and Red Hat.
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Total ARR (in thousands)	$995,121	$929,906	$863,863	$823,222	$774,090	$721,995	$638,063	$601,376
Dynatrace® Net Expansion Rate	120%+	120%+	120%+	120%+	120%+	120%+	120%+	120%+
Annual Recurring Revenue “ARR”:    We define annual recurring revenue, or ARR, as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage. Total ARR was $995 million as of March 31, 2022. Over the past year, Total ARR has grown by $221 million, or 29%.
Dynatrace® Net Expansion Rate:    We define the Dynatrace® net expansion rate as the ARR derived from the Dynatrace® platform at the end of a reporting period for the cohort of Dynatrace® accounts as of one year prior to the date of calculation, divided by the Dynatrace® ARR one year prior to the date of calculation for that same cohort. Sustained our Dynatrace® net expansion rate at or above 120% for the sixteenth consecutive quarter.

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
Service.   Service revenue consists of revenue from helping our customers deploy our software in highly complex operational environments and training their personnel. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training. We generally recognize the revenues associated with our services in the period the services are performed, provided that collection of the related receivable is reasonably assured.
Cost of Revenue
Cost of subscription.    Cost of subscription revenue includes all direct costs to deliver and support our subscription products, including salaries, benefits, share-based compensation and related expenses such as employer taxes, third-party hosting fees related to our cloud services, allocated overhead for facilities, IT, and amortization of internally developed capitalized software technology. We recognize these expenses as they are incurred.
Cost of service.    Cost of service revenue includes salaries, benefits, share-based compensation and related expenses such as employer taxes for our services organization, allocated overhead for depreciation of equipment, facilities and IT. We recognize these expenses as they are incurred.
Amortization of acquired technology.    Amortization of acquired technology includes amortization expense for technology acquired in business combinations and the Thoma Bravo Funds’ acquisition of the Company in 2014. To the extent significant future acquisitions are consummated, we expect that our amortization of acquired technologies may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.
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
Research and development.    Research and development expenses primarily consists of the cost of programming personnel. We focus our research and development efforts on developing new solutions, core technologies, and to further enhance the functionality, reliability, performance and flexibility of existing solutions. We believe that our software development teams and our core technologies represent a significant competitive advantage for us and we expect that our research and development expenses will continue to increase in absolute dollars as we invest in research and development headcount to further strengthen and enhance our solutions.

Sales and marketing.    Sales and marketing expenses primarily consists of personnel and facility-related costs for our sales, marketing, and business development personnel, commissions earned by our sales personnel and the cost of marketing and business development programs. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to hire additional sales and marketing personnel and invest in marketing programs.
General and administrative.    General and administrative expenses primarily consist of the personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel; and other corporate expenses, including those associated with our ongoing public reporting obligations. We anticipate continuing to incur additional expenses as we continue to invest in the growth of our operations, as well as incur ongoing costs of compliance associated with being a publicly traded company.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) foreign earnings taxed at rates higher than the U.S. statutory tax rate, (2) the inability to realize certain tax benefits subject to a valuation allowance in the U.S., (3) foreign withholding taxes, partially offset by (4) the vesting of share-based compensation that generated excess tax benefits, and (5) the utilization of U.S. foreign tax credits generated in the current year. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Fiscal Year Ended March 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$870,385	94%	$655,180	93%	$487,817	89%
License	54	—%	1,446	—%	12,686	3%
Service	59,006	6%	46,883	7%	45,300	8%
Total revenue	929,445	100%	703,509	100%	545,803	100%
Cost of revenue:
Cost of subscription	111,646	12%	77,488	11%	73,193	13%
Cost of service	45,717	5%	34,903	5%	39,289	7%
Amortization of acquired technology	15,513	2%	15,317	2%	16,449	4%
Total cost of revenue (1)	172,876	19%	127,708	18%	128,931	24%
Gross profit	756,569	81%	575,801	82%	416,872	76%
Operating expenses:
Research and development (1)	156,342	17%	111,415	16%	119,281	22%
Sales and marketing (1)	362,116	39%	245,487	35%	266,175	49%
General and administrative (1)	126,622	14%	92,219	13%	161,983	30%
Amortization of other intangibles	30,157	3%	34,744	5%	40,280	7%
Restructuring and other	25		40		1,092
Total operating expenses	675,262		483,905		588,811
Income (loss) from operations	81,307		91,896		(171,939)
Other expense, net	(9,648)		(14,043)		(46,594)
Income (loss) before income taxes	71,659		77,853		(218,533)
Income tax expense	(19,208)		(2,139)		(195,284)
Net income (loss)	$52,451		$75,714		$(413,817)
_________________
(1)Includes share-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$12,863	$7,307	$18,685
Research and development	21,316	11,684	38,670
Sales and marketing	35,957	24,153	84,698
General and administrative	29,400	14,640	80,425
Total share-based compensation expense	$99,536	$57,784	$222,478

Fiscal Years Ended March 31, 2022 and 2021
Revenue

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Subscription	$870,385	$655,180	$215,205	33%
License	54	1,446	(1,392)	(96%)
Service	59,006	46,883	12,123	26%
Total revenue	$929,445	$703,509	$225,936	32%
Subscription
Subscription revenue increased by $215.2 million, or 33%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 94% of total revenue for the year ended March 31, 2022 compared to 93% of total revenue for the year ended March 31, 2021.
License
License revenue decreased by $1.4 million, or 96%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021, primarily due to the decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
Service
Service revenue increased by $12.1 million, or 26%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021. We generally recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$111,646	$77,488	$34,158	44%
Cost of service	45,717	34,903	10,814	31%
Amortization of acquired technology	15,513	15,317	196	1%
Total cost of revenue	$172,876	$127,708	$45,168	35%
Cost of subscription
Cost of subscription increased by $34.2 million, or 44%, for the year ended March 31, 2022 as compared to the year ended March 31, 2021. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $19.5 million, higher cloud-based hosting costs and subscriptions of $10.7 million, as well as higher share-based compensation of $3.0 million. Partially offsetting this increase was $1.3 million in lower amortization due to the completion of amortization of certain internally developed capitalized software technology.
Cost of service
Cost of service increased by $10.8 million, or 31%, for the year ended March 31, 2022 as compared to the year ended March 31, 2021. The increase is primarily the result of higher personnel costs of $6.8 million, higher share-based compensation of $2.6 million, and an increase in subscription costs of $1.0 million.
Amortization of acquired technologies
For the years ended March 31, 2022 and 2021, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of us in 2014.

Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$758,739	$577,692	$181,047	31%
License	54	1,446	(1,392)	(96%)
Service	13,289	11,980	1,309	11%
Amortization of acquired technology	(15,513)	(15,317)	(196)	1%
Total gross profit	$756,569	$575,801	$180,768	31%
Gross margin:
Subscription	87%	88%
License	100%	100%
Service	23%	26%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	82%
Subscription
Subscription gross profit increased by $181.0 million, or 31%, during the year ended March 31, 2022 compared to the year ended March 31, 2021. The increase in gross profit is primarily due to the growth of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Subscription gross margin decreased from 88% to 87% during the year ended March 31, 2022, compared to the year ended March 31, 2021, primarily due to higher personnel and share-based compensation costs to support the growth of our subscription cloud-based offering.
License
License gross profit decreased by $1.4 million, or 96%, during the year ended March 31, 2022 compared to the year ended March 31, 2021. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Service
Service gross profit increased by $1.3 million, or 11%, during the year ended March 31, 2022 compared to the year ended March 31, 2021. Service gross margin decreased from 26% to 23% during the year ended March 31, 2022 compared to the year ended March 31, 2021. The increase in gross profit is primarily due to an increase in service revenue driven by higher utilization of personnel. The decrease in gross margin is primarily due to higher personnel and share-based compensation costs.
Operating Expenses

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$156,342	$111,415	$44,927	40%
Sales and marketing	362,116	245,487	116,629	48%
General and administrative	126,622	92,219	34,403	37%
Amortization of other intangibles	30,157	34,744	(4,587)	(13%)
Restructuring and other	25	40	(15)	(38%)
Total operating expenses	$675,262	$483,905	$191,357	40%
Research and development
Research and development expenses increased $44.9 million, or 40%, for the year ended March 31, 2022 as compared to the year ended March 31, 2021. The increase is primarily due to a 27% increase in headcount, resulting in increased personnel and other costs to expand our product offerings of $26.4 million, and higher share-based compensation of $9.6 million. Further contributing to the increase were higher cloud-based hosting costs of $4.1 million, increased allocated overhead costs of $2.5 million to support the growth of the business and related infrastructure, and higher travel expenses of $0.8 million as global travel restrictions begin to decrease and as travel resumes.
Sales and marketing
Sales and marketing expenses increased by $116.6 million, or 48%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021, driven by a 24% increase in headcount which resulted in an increase of $54.4 million in personnel costs, related share-based compensation of $11.8 million, and other employee-related expenses of $5.3 million. Further contributing to the increase were higher advertising and marketing costs of $29.0 million, higher professional fees of $4.2 million, increased travel expenses related to global restrictions lifting of $4.0 million, higher information technology costs of $2.4 million, and increased allocated overhead costs of $1.5 million to support the growth of the business and related infrastructure.
General and administrative
General and administrative expenses increased by $34.4 million, or 37%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021, primarily due to a 40% increase in headcount which resulted in an increase of $14.1 million in personnel costs, related share-based compensation of $14.8 million, and other employee-related expenses of $1.9 million. Further contributing to the increase were higher professional fees of $1.1 million, and increased travel expenses related to global restrictions lifting of $0.8 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $4.6 million, or 13%, for the year ended March 31, 2022 as compared to the year ended March 31, 2021. The decrease is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net decreased by $4.4 million, or 31%, for the year ended March 31, 2022 as compared to the year ended March 31, 2021. The decline is primarily the result of lower interest expense on our term loan as we had less principal outstanding compared to last fiscal year.
Income Tax Expense
Income tax expense increased by $17.1 million resulting in an expense of $19.2 million for the year ended March 31, 2022, as compared to an expense of $2.1 million for the year ended March 31, 2021. This increase was primarily due to the one-time impact of tax return to provision true-up benefits resulting from changes in estimates to the reorganization transaction tax during fiscal year 2021.
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

License
License revenue decreased by $11.2 million, or 89%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020, primarily due to decline of sales of our Classic products to existing customers as they convert to our Dynatrace® platform. We are no longer selling our Classic products to new customers.
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
Cost of service
Cost of service revenue decreased by $4.4 million, or 11%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020. The decrease was the result of lower share-based compensation of $3.1 million and decreased travel costs of $2.1 million. Partially offsetting this decrease was increased personnel costs.
Amortization of acquired technologies
For the years ended March 31, 2021 and 2020, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of us in 2014.

Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$577,692	$414,624	$163,068	39%
License	1,446	12,686	(11,240)	(89%)
Service	11,980	6,011	5,969	99%
Amortization of acquired technology	(15,317)	(16,449)	1,132	(7%)
Total gross profit	$575,801	$416,872	$158,929	38%
Gross margin:
Subscription	88%	85%
License	100%	100%
Service	26%	13%
Amortization of acquired technology	(100)%	(100%)
Total gross margin	82%	76%
Subscription
Subscription gross profit increased by $163.1 million, or 39%, during the year ended March 31, 2021 compared to the year ended March 31, 2020. Subscription gross margin increased from 85% to 88%, during the year ended March 31, 2021 compared to the year ended March 31, 2020. The increase was primarily due to the growth of the Dynatrace® platform and lower share-based compensation.
License
License gross profit decreased by $11.2 million, or 89%, during the year ended March 31, 2021 compared to the year ended March 31, 2020. The decrease was the result of a decline in sales of perpetual and term licenses for our Classic products.
Service
Service gross profit increased by $6.0 million, or 99%, during the year ended March 31, 2021 compared to the year ended March 31, 2020. Service gross margin increased from 13% to 26%, during the year ended March 31, 2021 compared to the year ended March 31, 2020. Lower share-based compensation and travel costs increased gross profit by $3.1 million and $2.1 million, respectively, compared to last fiscal year.
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
Research and development
Research and development expenses decreased by $7.9 million, or 7%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020. The decrease is primarily attributable to higher share-based compensation of $27.0 million, partially offset by a 24% increase in headcount and related allocated overhead, resulting in increased personnel and other costs to expand our product offerings of $15.3 million, and increased cloud-based hosting costs of $2.6 million.

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
General and administrative
General and administrative expenses decreased by $69.8 million, or 43%, for the year ended March 31, 2021, as compared to the year ended March 31, 2020, primarily due to a decrease in share-based compensation of $65.8 million and lower transaction costs of $18.3 million primarily related to the initial public offering completed in fiscal 2020. Partially offsetting this decrease was a 24% increase in headcount, resulting in an increase of $7.4 million in personnel costs, and increased professional fees of $3.5 million. Sponsor related costs were zero and $1.6 million for the years ended March 31, 2021 and 2020, respectively. Sponsor costs were reduced to zero as we stopped incurring these costs upon completion of our initial public offering.
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
Liquidity and Capital Resources
As of March 31, 2022, we had $463.0 million of cash and cash equivalents and $44.4 million available under our revolving credit facility.
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

Our material cash requirements from known contractual and other obligations consist of our long-term debt agreements, rent payments required under operating lease agreements, and interest obligations on our term loan. As of March 31, 2022, total contractual commitments were $380.8 million, with $23.2 million committed within the next twelve months. For further information see Notes 9 and 10 of the notes to the consolidated financial statements in this Annual Report.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the section titled “Risk Factors” included under Part I, Item 1A. However, we believe that our existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Our Credit Facilities
As of March 31, 2022, the balance outstanding under our first lien term loan was $281.1 million and is included in long-term debt on our consolidated balance sheets. We had $44.4 million available under the revolving credit facility after considering $15.6 million of letters of credit outstanding.
All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets. At March 31, 2022, we were in compliance with all applicable covenants pertaining to the First Lien Credit Agreement. Our credit facilities are discussed further in Note 9 of the notes to the consolidated financial statements in this Annual Report.
Summary of Cash Flows

	Fiscal Year Ended March 31,
	2022	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities(1)	$250,917	$220,436	$(142,455)
Net cash used in investing activities	(30,890)	(13,879)	(20,613)
Net cash (used in) provided by financing activities	(80,664)	(97,802)	329,392
Effect of exchange rate changes on cash and cash equivalents	(1,358)	3,037	(4,468)
Net increase in cash and cash equivalents	$138,005	$111,792	$161,856
_________________
(1)    Net cash provided by (used in) operating activities includes cash payments for interest and tax as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(in thousands)
Cash paid for interest	$8,375	$12,475	$39,568
Cash paid for (received from) tax, net	$24,247	$(7,337)	$266,708
Operating Activities
For the year ended March 31, 2022, cash provided by operating activities was $250.9 million as a result of net income of $52.5 million, and adjusted by non-cash charges of $145.5 million and a change of $53.0 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $99.5 million and depreciation and amortization of $56.9 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $162.2 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, and an increase in accounts payable and accrued expenses of $35.9 million driven by the timing of payments. These changes were partially offset by an increase in accounts receivable of $108.8 million due to the timing of receipts of payments from customers, an increase in deferred commissions of $29.5 million due to commissions paid on new bookings, and an increase in prepaid expenses and other assets of $8.1 million driven by the timing of payments in advance of future services.
For the year ended March 31, 2021, cash provided by operating activities was $220.4 million as a result of a net income of $75.7 million, and adjusted by non-cash charges of $113.6 million and a change of $31.2 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $61.0 million and share-based compensation of $57.8 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $96.5 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, an increase in accounts payable and accrued expenses of $26.6 million driven by the timing of payments, and a decrease in prepaid expenses and other assets of $5.7 million driven by the timing of payments in advance of future services. These changes were partially offset by an increase in accounts receivable of $82.0 million due to the timing of receipts of payments from customers and an increase in deferred commissions of $16.3 million due to commissions paid on new bookings.
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
Investing Activities
Cash used in investing activities during the year ended March 31, 2022 was $30.9 million, as a result of purchases of property and equipment of $17.7 million and two acquisitions made in the first half of fiscal 2022 of $13.2 million.
Cash used in investing activities during the year ended March 31, 2021 was $13.9 million, as a result of the purchases of property and equipment of $14.1 million and capitalized software additions of $0.3 million, gross of $0.5 million of derecognized software costs.
Cash used in investing activities during the year ended March 31, 2020 was $20.6 million, as a result of purchases of property and equipment of $19.7 million and capitalized software additions of $0.9 million.
Financing Activities
Cash used in financing activities during the year ended March 31, 2022 was $80.7 million, primarily as a result of repayments of our term loans of $120.0 million, partially offset by proceeds from the exercise of our stock options of $25.5 million and proceeds from our employee stock purchase plan of $13.9 million.
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
We believe that the assumptions and estimates associated with revenue recognition, share-based compensation, income taxes, and business combinations have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.
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
The identification of our performance obligations involves review and consideration for the contractual terms, the implied rights of our customers, if any, product demonstrations and published website and marketing materials. Our performance obligations consist of (i) subscription and support services, (ii) licenses for our Classic products, and (iii) professional and other services. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on their relative standalone selling price. We determine standalone selling price (“SSP”) for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with our overall pricing objectives, taking into consideration the type of subscription services and professional and other services. SSP also reflects the amount we would charge for that performance obligation if it were sold separately in a standalone sale, and the price we would sell to similar customers in similar circumstances. We have determined that our pricing for software licenses and subscription services is highly variable and we therefore allocate the transaction price to those performance obligations using the residual approach.
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
Share-based Compensation
We historically issued Management Incentive Units (“MIUs”) and Appreciation Units (“AUs”) under the Management Incentive Unit Plan, or the MIU Plan. Following the IPO, we ceased granting awards under the MIU Plan, and all outstanding awards were converted into shares of common stock, restricted stock, and restricted stock units under the Amended and Restated 2019 Equity Incentive Plan, or the 2019 Plan. Under the 2019 Plan, we have granted stock options, restricted stock awards, and restricted stock units to certain key employees and non-employee directors. For further information see Note 12 of the notes to the consolidated financial statements in this Annual Report.
Compensation expense relating to share-based payments is recognized in earnings using a fair-value measurement method. We use the straight-line attribution method of recognizing compensation expense over the vesting period for service. For performance-based restricted stock units that vest based upon continued service and achievement of certain performance conditions, the compensation expense is recognized over the requisite service period, if it is probable that the performance condition will be satisfied, based on the accelerated attribution method. Forfeitures are accounted for in the period in which the awards are forfeited.
Subsequent to our IPO, the fair value of each new equity award and purchase right under the ESPP is estimated on the date of grant. We estimate the fair value of each option award and purchase right using the Black-Scholes option-pricing model. The fair value of restricted stock and restricted stock units is based on the closing price of our common stock as reported on the New York Stock Exchange (“NYSE”).
Our use of the Black-Scholes option-pricing model requires that we make assumptions as to the volatility of our stock options and our purchase rights under the ESPP, the expected term to expiration or a liquidity event, and the risk-free interest rate for a period that approximates the expected term of our stock options and purchase rights. The assumptions we use in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. The assumptions and estimates are as follows:
•Fair Value of Common Stock. We use the market closing price for our common stock, as reported on the NYSE, to determine the fair value of our common stock underlying the stock options and purchase rights at each grant date.
•Risk-Free Interest Rate. We determined the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the award.
•Expected Term. The computation of expected term for the stock options is based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ remaining vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The computation of expected term for the purchase rights under the ESPP is based on the offering period, which is six months.

•Expected Volatility. The computation of expected volatility is based on the historical volatility of a group of publicly traded peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price.
•Dividend Yield. We use a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.
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
We record net deferred tax assets to the extent we believe that these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability, and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded that would reduce deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
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
Business Combinations
We use our best estimates and assumptions to allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We apply significant judgment in determining the fair value of the intangible assets acquired, which involves the use of significant estimates and assumptions with respect to future expected cash flows, expected asset lives, discount rates, revenue growth rates, and royalty rate. While we use our best estimates and judgments, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed during the measurement period, any subsequent adjustments are included in our consolidated statements of operations.
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
Foreign Currency Exchange Risk
Our international operations have provided and are expected to continue to provide a significant portion of our consolidated revenues and expenses that we report in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our results of operations or cash flows, and to date, we have not engaged in any hedging strategies with respect to foreign currency transactions. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates, and we may choose to engage in the hedging of foreign currency transactions in the future.
Translation exposure
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. As a result, our consolidated revenues and expenses are affected and will continue to be affected by changes in the U.S. dollar against major foreign currencies, particularly the Euro. Fluctuations in foreign currencies impact the amount of total assets, liabilities, earnings and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. In particular, the strengthening of the U.S. dollar generally will reduce the reported amount of our foreign-denominated cash and cash equivalents, total revenues and total expenses that we translate into U.S. dollars and report in our consolidated financial statements. These gains or losses are recorded as a component of accumulated other comprehensive loss within shareholders’ equity.
Transaction exposure
We transact business in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates on transactions denominated in currencies other than the functional currencies of our subsidiaries. These gains or losses are recorded within “Other income (expense), net” in our consolidated statements of operations.
Interest Rate Risk
We had cash and cash equivalents of $463.0 million and $325.0 million as of March 31, 2022 and 2021, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
As of March 31, 2022, we also had in place a $60.0 million revolving credit facility, with availability of $44.4 million, and $281.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 2.7% at March 31, 2022. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Dynatrace, Inc.
Waltham, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dynatrace, Inc. (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity/member’s deficit, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 26, 2022 expressed an unqualified opinion thereon.
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
The primary procedures we performed to address this critical audit matter included:
•Evaluating the design and testing operating effectiveness of certain controls relating to management’s identification and assessment of distinct performance obligations in contracts with customers.
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
Accounting for Income Taxes - Deferred Tax Assets and Liabilities
As described in Notes 2 and 7 to the consolidated financial statements, the Company has recorded gross deferred tax assets relating to deductible temporary differences, net operating losses and credit carryforwards of $123.4 million as of March 31, 2022, with an offsetting valuation allowance of $56.3 million. The Company reduces its deferred tax assets by a valuation allowance, if based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized on a more-likely-than-not basis. Management applied judgment in assessing the realizability of its deferred tax assets and the need for any valuation allowances, in particular the ability to rely on the reversal of existing deferred tax liabilities as a source of income. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
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
•Analyzing management’s assessment of domestic and foreign tax laws and application to the Company’s tax provisions; and
•Evaluating management’s assessment of all available positive and negative evidence including i) the Company’s assessment of its ability to carryback losses or credits, ii) reversal of existing gross deferred tax assets and liabilities and iii) the Company’s assessment of available tax planning strategies.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.
Troy, Michigan
May 26, 2022

DYNATRACE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$462,967	$324,962
Accounts receivable, net	350,666	242,079
Deferred commissions, current	62,601	48,986
Prepaid expenses and other current assets	72,188	64,255
Total current assets	948,422	680,282
Property and equipment, net	45,271	36,916
Operating lease right-of-use asset, net	58,849	42,959
Goodwill	1,281,876	1,271,195
Other intangible assets, net	105,736	149,484
Deferred tax assets, net	28,106	16,811
Deferred commissions, non-current	63,435	48,638
Other assets	9,615	9,933
Total assets	$2,541,310	$2,256,218

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$22,715	$9,621
Accrued expenses, current	141,556	119,527
Deferred revenue, current	688,554	509,272
Operating lease liabilities, current	12,774	9,491
Total current liabilities	865,599	647,911
Deferred revenue, non-current	25,783	47,504
Accrued expenses, non-current	19,409	16,072
Operating lease liabilities, non-current	52,070	38,203
Deferred tax liabilities	85	1,014
Long-term debt, net	273,918	391,913
Total liabilities	1,236,864	1,142,617
Commitments and contingencies (Note 11)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 286,053,276 and 283,130,238 shares issued and outstanding at March 31, 2022 and 2021, respectively	286	283
Additional paid-in capital	1,792,197	1,653,328
Accumulated deficit	(461,348)	(513,799)
Accumulated other comprehensive loss	(26,689)	(26,211)
Total shareholders' equity	1,304,446	1,113,601
Total liabilities and shareholders' equity	$2,541,310	$2,256,218

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2022	2021	2020
Revenue:
Subscription	$870,385	$655,180	$487,817
License	54	1,446	12,686
Service	59,006	46,883	45,300
Total revenue	929,445	703,509	545,803
Cost of revenue:
Cost of subscription	111,646	77,488	73,193
Cost of service	45,717	34,903	39,289
Amortization of acquired technology	15,513	15,317	16,449
Total cost of revenue	172,876	127,708	128,931
Gross profit	756,569	575,801	416,872

Operating expenses:
Research and development	156,342	111,415	119,281
Sales and marketing	362,116	245,487	266,175
General and administrative	126,622	92,219	161,983
Amortization of other intangibles	30,157	34,744	40,280
Restructuring and other	25	40	1,092
Total operating expenses	675,262	483,905	588,811
Income (loss) from operations	81,307	91,896	(171,939)
Interest expense, net	(10,192)	(14,205)	(45,397)
Other income (expense), net	544	162	(1,197)
Income (loss) before income taxes	71,659	77,853	(218,533)
Income tax expense	(19,208)	(2,139)	(195,284)
Net income (loss)	$52,451	$75,714	$(413,817)
Net income (loss) per share:
Basic	$0.18	$0.27	$(1.56)
Diluted	$0.18	$0.26	$(1.56)
Weighted average shares outstanding:
Basic	284,161	280,469	264,933
Diluted	290,903	286,509	264,933

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended March 31,
	2022	2021	2020
Net income (loss)	$52,451	$75,714	$(413,817)
Other comprehensive (loss) income
Foreign currency translation adjustment	(478)	(8,106)	4,982
Effect of reorganization	—	—	6,623
Total other comprehensive (loss) income	(478)	(8,106)	11,605
Comprehensive income (loss)	$51,973	$67,608	$(402,212)

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / MEMBER’S DEFICIT
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity / Member’s Deficit
	Shares	Amount
Balance, March 31, 2019	—	$—	$(184,546)	$(176,002)	$(29,710)	$(390,258)
Foreign currency translation					4,982	4,982
Reclassification of related party payable upon reorganization			600,622			600,622
Issuance of common stock in connection with initial public offering, net of underwriters' discounts and commissions and issuance costs	38,873	39	585,258			585,297
Effect of reorganization	241,547	242	271,383		6,623	278,248
Contribution for taxes associated with reorganization			265,000			265,000
Restricted stock units vested	503	—				—
Restricted stock awards forfeited	(70)	—				—
Share-based compensation			35,786			35,786
Equity repurchases			(156)			(156)
Net loss				(413,817)		(413,817)
Balance, March 31, 2020	280,853	$281	$1,573,347	$(589,819)	$(18,105)	$965,704
Foreign currency translation					(8,106)	(8,106)
Restricted stock units vested	1,256	1				1
Restricted stock awards forfeited	(110)	—				—
Issuance of common stock related to employee stock purchase plan	331	—	9,195			9,195
Exercise of stock options	800	1	13,051			13,052
Share-based compensation			57,784			57,784
Equity repurchases			(49)			(49)
Cumulative effects adjustment for ASU 2016-02 adoption				306		306
Net income				75,714		75,714
Balance, March 31, 2021	283,130	$283	$1,653,328	$(513,799)	$(26,211)	$1,113,601
Foreign currency translation					(478)	(478)
Restricted stock units vested	1,305	1	(1)			—
Restricted stock awards forfeited	(20)	—				—
Issuance of common stock related to employee stock purchase plan	372	1	13,912			13,913
Exercise of stock options	1,266	1	25,488			25,489
Share-based compensation			99,536			99,536
Equity repurchases			(66)			(66)
Net income				52,451		52,451
Balance, March 31, 2022	286,053	$286	$1,792,197	$(461,348)	$(26,689)	$1,304,446

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$52,451	$75,714	$(413,817)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation	10,638	9,022	7,864
Amortization	46,238	51,942	58,457
Share-based compensation	99,536	57,784	222,478
Deferred income taxes	(12,401)	(7,036)	(46,221)
Other	1,486	1,845	6,129
Net change in operating assets and liabilities:
Accounts receivable	(108,848)	(81,992)	(44,021)
Deferred commissions	(29,533)	(16,323)	(20,107)
Prepaid expenses and other assets	(8,108)	5,669	(57,588)
Accounts payable and accrued expenses	35,946	26,592	53,004
Operating leases, net	1,353	731	—
Deferred revenue	162,159	96,488	91,367
Net cash provided by (used in) operating activities	250,917	220,436	(142,455)
Cash flows from investing activities:
Purchase of property and equipment	(17,695)	(14,076)	(19,721)
Capitalized software costs	—	197	(892)
Acquisition of businesses, net of cash acquired	(13,195)	—	—
Net cash used in investing activities	(30,890)	(13,879)	(20,613)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	—	590,297
Settlement of deferred offering costs	—	—	(5,000)
Debt issuance costs	—	—	(866)
Repayment of term loans	(120,000)	(120,000)	(515,189)
Contribution for tax associated with reorganization	—	—	265,000
Proceeds from employee stock purchase plan	13,913	9,195	—
Proceeds from exercise of stock options	25,489	13,052	—
Equity repurchases	(66)	(49)	(156)
Installments related to acquisitions	—	—	(4,694)
Net cash (used in) provided by financing activities	(80,664)	(97,802)	329,392

Effect of exchange rates on cash and cash equivalents	(1,358)	3,037	(4,468)

Net increase in cash and cash equivalents	138,005	111,792	161,856

Cash and cash equivalents, beginning of year	324,962	213,170	51,314
Cash and cash equivalents, end of year	$462,967	$324,962	$213,170

Supplemental cash flow data:
Cash paid for interest	$8,375	$12,475	$39,568
Cash paid for (received from) tax, net	$24,247	$(7,337)	$266,708
Noncash investing and financing activities:
Reclassification of related party payable upon reorganization	$—	$—	$600,622
Modification of MIU Plan awards	$—	$—	$278,248
See accompanying notes to consolidated financial statements

DYNATRACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of the Business
Business
Dynatrace, Inc. (“Dynatrace”, or the “Company”) designed its all-in-one Dynatrace® Software Intelligence Platform to address the growing complexity faced by technology and digital business teams as these enterprises further embrace the cloud to effect their digital transformation. The Company’s platform does so by utilizing artificial intelligence at its core and continuous automation to deliver precise answers about the performance and security of applications, the underlying infrastructure, and the experience of its customers’ users that enables organizations to innovate faster, operate more efficiently, and improve user experiences for consistently better business outcomes.
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
As described in Note 15, prior to the reorganization the consolidated financial statements reflected the debt and debt service associated with subordinated demand promissory notes payable to a related party. The consolidated financial statements also reflect certain expenses incurred by the Company for certain functions including shared services for the periods prior to the reorganization, which are immaterial to these consolidated financial statements. These expenses were allocated to Dynatrace on the basis of direct usage when identifiable, and for resources indirectly used by Dynatrace. Allocations were based on a proportional cost allocation methodology to reflect estimated usage by Dynatrace. Management considers the allocation methodology and results to be reasonable for all periods presented. However, the financial information presented in these consolidated financial statements may not reflect the consolidated financial position, operating results and cash flows of Dynatrace had the Dynatrace business been a separate stand-alone entity during all of the periods presented. Actual costs that would have been incurred if Dynatrace had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.
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
Foreign currency translation
The reporting currency of the Company is the U.S. dollar (“USD”). The functional currency of the Company’s principal foreign subsidiaries is the currency of the country in which each entity operates. Accordingly, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the balance sheet date, and revenues and expenses have been translated at average exchange rates prevailing during the period the transactions occurred. Translation adjustments have been excluded from the results of operations and are reported as accumulated other comprehensive loss within the consolidated statements of shareholders’ equity / member’s deficit.
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
Business combinations
When the Company acquires a business, management allocates the purchase price to the net tangible and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital and the cost savings expected to be derived from acquiring an asset. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in “Other income (expense), net” in the consolidated statement of operations.
In fiscal 2022, the Company completed acquisitions of entities in the software intelligence and automation business for total cash consideration, net of cash acquired, of $13.2 million. As a result, the Company recognized goodwill of $11.0 million and intangible assets of $2.6 million related to technology with an estimated useful life of 9 years. Goodwill generated from the acquisitions is attributable to increased synergies that are expected to be achieved from the integration of the acquired developed technology into the Dynatrace® platform, and is not deductible for tax purposes. The results of operations of the acquired entities have been included within the Company’s consolidated statements of operations from the acquisition date. The acquisitions were not material to the consolidated financial statements.
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
Subscription
Subscription revenue relates to performance obligations for which the Company recognizes revenue over time as control of the product or service is transferred to the customer. Subscription revenue includes arrangements that permit customers to access and utilize the Company’s hosted software delivered on a SaaS basis, term-based and perpetual licenses of the Company’s Dynatrace Software, as well as maintenance. The when-and-if available updates of the Dynatrace Software, which are part of the maintenance agreement, are critical to the continued utility of the Dynatrace Software; therefore, the Company has determined the Dynatrace Software and the related when-and-if available updates to be a combined performance obligation. Accordingly, when Dynatrace Software is sold under a term-based license, the revenue associated with this combined performance obligation is recognized ratably over the license term as maintenance is included for the duration of the license term. The Company has determined that perpetual licenses of Dynatrace Software provide customers with a material right to acquire additional goods or services that they would not receive without entering into the initial contract as the renewal option for maintenance services allows the customer to extend the utility of the Dynatrace Software without having to again make the initial payment of the perpetual software license fee. The associated material right is deferred and recognized ratably over the term of the expected optional maintenance renewals.
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
Cost of revenue
Cost of subscription
Cost of subscription revenue includes all direct costs to deliver the Company’s subscription products including salaries, benefits, share-based compensation and related expenses such as employer taxes, third-party hosting fees related to the Company’s cloud services, allocated overhead for facilities, IT, and amortization of internally developed capitalized software technology. The Company recognizes these expenses as they are incurred.
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
Research and development
Research and development (“R&D”) costs primarily include the cost of programming personnel including share-based compensation. R&D costs related to the Company’s software solutions are reported as “Research and development” in the consolidated statements of operations.
Advertising
Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in the consolidated statements of operations. Advertising expense was $49.9 million, $26.4 million, and $5.7 million during the years ended March 31, 2022, 2021 and 2020, respectively.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. There is presently no concentration of credit risk for customers as no individual entity represented more than 10% of the balance in accounts receivable as of March 31, 2022, 2021 and 2020 or 10% of revenue for the years ended March 31, 2022, 2021 and 2020.
Cash and cash equivalents
All highly-liquid investments with a maturity of three months or less when purchased are considered cash and cash equivalents.
Accounts receivable, net
Trade accounts receivable are recorded at the invoiced amount. Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $3.2 million and $1.3 million and is classified as “Accounts receivable, net” in the consolidated balance sheets as of March 31, 2022 and 2021, respectively.
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

Computer equipment and software	3 - 5 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	Shorter of 10 years or the lease term
Property and equipment are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if an impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of carrying value or net realizable value. There was no impairment of property and equipment during the years ended March 31, 2022, 2021 and 2020.
Goodwill and other intangible assets
The Company’s goodwill and intangible assets primarily relate to the push-down of such assets relating to Thoma Bravo’s December 15, 2014 acquisition of Compuware Corporation based on their relative fair values at the date of acquisition.
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since the Company’s acquisition by Thoma Bravo through March 31, 2022, the Company has not had any goodwill impairment.
Intangible assets consist primarily of customer relationships, developed technology, tradenames and trademarks, all of which have a finite useful life, as well as goodwill. Intangible assets are amortized based on either the pattern in which the economic benefits of the intangible assets are estimated to be realized or on a straight-line basis, which approximates the manner in which the economic benefits of the intangible asset will be consumed.
Capitalized software
The Company’s capitalized software includes the costs of internally developed software technology and software technology purchased through acquisition. Internally developed software technology consists of development costs associated with software products to be sold (“software products”) and internal use software associated with hosted software.
Costs associated with the development of software technology are expensed prior to the establishment of technological feasibility and capitalized thereafter until the related software technology is available for general release to customers. Technological feasibility is established when management has authorized and committed to funding a project and it is probable that the project will be completed, and the software will be used to perform the function intended. For internal use software, capitalization begins during the application development stage. Internally developed software technology is recorded within “Other intangible assets, net” in the consolidated balance sheets. During the year ended March 31, 2022, the Company did not capitalize any costs for internally developed software technology. The Company capitalized $0.3 million, offset by $0.5 million of derecognized software costs, and $0.9 million for internally developed software technology during the years ended March 31, 2021 and 2020, respectively.
The amortization of capitalized software technology is computed on a project-by-project basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for the software technology or (b) the straight-line method over the remaining estimated economic life of the software technology, including the period being reported on. Amortization begins when the software technology is available for general release to customers. The amortization period for capitalized software is generally three to five years. Amortization of internally developed capitalized software technology is $0.6 million, $1.9 million, and $1.7 million during the years ended March 31, 2022, 2021 and 2020, respectively, and is recorded within “Cost of subscription” in the consolidated statements of operations.
Impairment of long-lived assets
Long-lived assets, including amortized intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is estimated by the Company using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If circumstances change or events occur to indicate that the Company’s fair market value has fallen below book value, the Company will compare the estimated fair value of long-lived assets (including goodwill) to its book value. If the book value exceeds the estimated fair value, the Company will recognize the difference as an impairment loss in the consolidated statements of operations. The Company has not incurred any impairment losses during the years ended March 31, 2022, 2021 and 2020.
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
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded that would reduce deferred tax assets. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
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
The Company’s carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate their fair values due to their short maturities. The Company’s term loan credit facilities are not recorded at fair value and the carrying value approximates fair value due to its floating interest rate, which is considered a level 2 measurement.
Share-based compensation
Prior to the IPO, certain employees were granted management incentive units and appreciation units which made a holder eligible to participate in distributions of cash, property, or securities of Compuware Parent LLC made in respect of the Company. The MIUs and AUs were settled in cash and were accounted for as liability-based awards. Liabilities for awards under these plans were required to be measured at fair value at each reporting date until the date of settlement. The fair value of the equity units underlying the MIUs and AUs was determined by the board of managers as there was no public market for the equity units. The board of managers determined the fair value of the Company’s equity units by considering a number of objective and subjective factors including: the valuation of comparable companies, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors. In connection with the reorganization during the second quarter of fiscal 2020, the Company converted all outstanding MIUs and AUs into common stock, restricted stock, or restricted stock units (“RSUs”) of Dynatrace, Inc.
After the IPO, the Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, restricted stock, RSUs, and the purchase rights under the employee stock purchase plan (the “ESPP”), based on the estimated grant-date fair value of the award. The Company calculates the fair value of stock options and the purchase rights under the ESPP using the Black-Scholes option-pricing model. This requires the input of assumptions, including the fair value of the Company’s underlying common stock, the expected term of stock options and purchase rights, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The fair value of restricted stock and RSUs is determined by the closing price on the date of grant of the Company’s common stock as reported on the NYSE.
The Company recognizes the fair value as share-based compensation expense following the straight-line attribution method over the requisite service period of the entire award for stock options, restricted stock, and RSUs; and over the offering period for the purchase rights issued under the ESPP. For performance-based RSUs that vest based upon continued service and achievement of certain performance conditions, share-based compensation expense is recognized over the requisite service period following the accelerated attribution method if it is probable that the performance condition will be satisfied. The probability of achievement is assessed periodically to determine whether the performance condition continues to be probable. When there is a change in the probability of achievement, any cumulative effect of the change in requisite service period is recognized in the period of the change with the change to be amortized over the respective vesting period. Forfeitures are accounted for in the period in which the awards are forfeited.
Excess tax benefits from vested restricted stock units and exercised stock options are recognized as an income tax benefit in the income statement and reflected in operating activities in the statement of cash flows. Share-based compensation cost that has been included in income from continuing operations amounted to $99.5 million, $57.8 million, and $222.5 million for the years ended March 31, 2022, 2021, and 2020, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $43.1 million, $21.3 million, and $3.9 million for the years ended March 31, 2022, 2021, and 2020, respectively. This includes tax benefits recognized related to stock option exercises of $14.9 million, $8.4 million, and $0.6 million for the years ended March 31, 2022, 2021, and 2020, respectively.

Net income (loss) per share
Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share includes the dilutive effect of common share equivalents and is calculated using the weighted-average number of common shares and the common share equivalents outstanding during the reporting period. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities. For the year ended March 31, 2020, basic and diluted net income (loss) per share have been retroactively adjusted to reflect the reorganization transactions described in Note 2.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, and interim periods within those years, with early adoption permitted. The Company early adopted this standard in the fourth quarter of fiscal 2022 and applied the amendments retrospectively to all business combinations that took place in fiscal 2022. The adoption did not have a material effect on the consolidated financial statements.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
North America	$512,946	56%	$388,188	55%	$318,299	58%
Europe, Middle East and Africa	278,902	30%	216,647	31%	150,418	28%
Asia Pacific	96,454	10%	78,295	11%	60,418	11%
Latin America	41,143	4%	20,379	3%	16,668	3%
Total revenue	$929,445		$703,509		$545,803
For the years ended March 31, 2022, 2021, and 2020, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $477.2 million and 51%, $362.1 million and 51%, and $299.5 million and 55% of total revenue, respectively.
Deferred commissions
The following table represents a rollforward of the Company’s deferred commissions (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Beginning balance	$97,624	$78,245	$59,250
Additions to deferred commissions	89,899	63,627	54,969
Amortization of deferred commissions	(61,487)	(44,248)	(35,974)
Ending Balance	$126,036	$97,624	$78,245
Deferred commissions, current	62,601	48,986	38,509
Deferred commissions, non-current	63,435	48,638	39,736
Total deferred commissions	$126,036	$97,624	$78,245

Deferred revenue
Revenue recognized during the years ended March 31, 2022, 2021, and 2020 which was included in the deferred revenue balances at the beginning of each respective period, was $502.4 million, $381.6 million, and $274.7 million.
Remaining performance obligations
As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,566.3 million, which consists of both billed consideration in the amount of $714.3 million and unbilled consideration in the amount of $852.0 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 58% of this amount as revenue in the year ended March 31, 2023 and the remainder thereafter.
4.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,
	2022	2021
Prepaid expenses	$24,791	$20,308
Income taxes refundable	40,723	41,875
Other	6,674	2,072
Prepaid expenses and other current assets	$72,188	$64,255
5.    Property and Equipment, Net
The following table summarizes, by major classification, the components of property and equipment (in thousands):

	March 31,
	2022	2021
Computer equipment and software	$30,387	$23,134
Furniture and fixtures	10,729	9,804
Leasehold improvements	29,927	27,961
Other	7,663	864
Total property and equipment	78,706	61,763
Less: accumulated depreciation and amortization	(33,435)	(24,847)
Property and equipment, net	$45,271	$36,916
Depreciation and amortization of property and equipment totaled $10.6 million, $9.0 million, and $7.9 million for the years ended March 31, 2022, 2021, and 2020, respectively.
6.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for fiscal 2022 consists of the following (in thousands):

March 31, 2022
Balance, beginning of year	$1,271,195
Goodwill from acquisitions	10,965
Foreign currency impact	(284)
Balance, end of year	$1,281,876

Other intangible assets, net excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)	March 31,
		2022	2021
Capitalized software	107	$191,900	$189,398
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		598,458	595,956
Less: accumulated amortization		(492,722)	(446,472)
Total other intangible assets, net		$105,736	$149,484
Amortization of other intangible assets totaled $46.2 million, $51.9 million, and $58.5 million for the years ended March 31, 2022, 2021, and 2020, respectively.
As of March 31, 2022, the estimated future amortization expense of the Company’s other intangible assets in the table above is as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2024	2025	2026	2027	Thereafter
Capitalized software	$15,802	$15,499	$10,906	$274	$274	$909
Customer relationships	20,794	17,534	10,473	—	—	—
Trademarks and tradenames	5,501	4,753	3,017	—	—	—
Total amortization	$42,097	$37,786	$24,396	$274	$274	$909
7.    Income Taxes
Income tax provision
Income (loss) before income taxes and the income tax expense includes the following (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Domestic	$(2,977)	$37,368	$(245,177)
Foreign	74,636	40,485	26,644
Total	$71,659	$77,853	$(218,533)
The income tax provision includes the following (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Income tax expense (benefit)
Federal	$8,290	$(3,835)	$180,402
State	2,257	(2,071)	48,045
Foreign	21,406	15,110	13,058
Total current tax position	31,953	9,204	241,505
Federal	(1,341)	(3,027)	(37,731)
State	—	(615)	(5,689)
Foreign	(11,404)	(3,423)	(2,801)
Total deferred tax provision	(12,745)	(7,065)	(46,221)
Total income tax expense	$19,208	$2,139	$195,284
The Company’s income tax expense of $19.2 million for the year ended March 31, 2022 differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 21%, primarily due to foreign earnings taxed at rates higher than the U.S. statutory tax rate, foreign withholding taxes, and the inability to realize certain tax benefits subject to a valuation allowance in the U.S. This was partially offset by the vesting of share-based compensation that generated excess tax benefits, the foreign-derived intangible income deduction, and the utilization of U.S. foreign tax credits generated in the current year.

The Company’s income tax expense of $2.1 million for the year ended March 31, 2021 differed from the amount computed on pre-tax loss at the U.S. federal income tax rate of 21%, primarily due to the impact of tax return to provision true-ups resulting from changes in estimates to the reorganization transaction tax and the corresponding impact to the uncertain tax positions. In addition, the difference was due to the vesting of share-based compensation that generated excess tax benefits, the foreign-derived intangible income deduction, and the utilization of U.S. foreign tax credits generated in the current year as well as the carryforward from previous years.
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
The tax rate reconciliation is as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Income tax expense (benefit) at U.S. federal statutory income tax rate	$15,048	$16,349	$(45,892)
State and local tax expense	(3,065)	(580)	(2,897)
Foreign tax rate differential	3,181	1,939	3,521
Branch income	11,016	4,830	1,601
Non-deductible expenses	976	3,459	5,976
Tax credits	(27,983)	(9,316)	(57,277)
Foreign-derived intangible income deduction	(2,708)	(4,775)	(3,901)
Tax associated with reorganization	—	—	239,990
Share-based compensation	(17,258)	(6,424)	48,129
Prior year tax return to provision true-ups	(178)	(11,464)	—
Changes in uncertain tax positions	501	(1,102)	13,204
Changes in valuation allowance	32,026	2,091	(9,472)
Foreign withholding tax	9,312	6,992	4,231
Effects of changes in tax laws	(859)	—	—
Other adjustments	(801)	140	(1,929)
Total income tax expense	$19,208	$2,139	$195,284
Deferred tax assets and liabilities
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the U.S. cumulative loss incurred over the three-year period ended March 31, 2022. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.
Based on this evaluation, a valuation allowance of $56.3 million and $24.3 million has been recorded as of March 31, 2022 and 2021, respectively. Only the portion of the deferred tax asset that is more likely than not to be realized has been recorded. Given the Company’s current earnings and anticipated future earnings, it is reasonably possible that within the next twelve months sufficient positive evidence may become available to allow the Company to conclude that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets. However, the exact timing and amount of the valuation allowance release are subject to change based on the Company’s ability to generate U.S. taxable earnings.

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2022	2021
Deferred revenue	$23,686	$17,050
Capitalized research and development costs	13,374	10,834
Accrued expenses	10,361	8,882
Share-based compensation	23,484	8,367
Lease liabilities	12,835	8,321
Net operating loss carryforwards	6,591	4,637
Other tax carryforwards, primarily foreign tax credits	30,692	20,479
Other	2,403	2,272
Total deferred tax assets before valuation allowance	123,426	80,842
Less: valuation allowance	(56,323)	(24,297)
Net deferred tax assets	67,103	56,545
Intangible assets	23,878	30,525
Right-of-use assets	11,183	7,388
Other	4,021	2,835
Total deferred tax liabilities	39,082	40,748
Net deferred tax assets	$28,021	$15,797
At March 31, 2022, the Company had non-U.S. net operating loss carryforwards of $18.2 million of which $17.6 million may be carried forward indefinitely. The Company had U.S. federal, state and local net operating loss carryforwards and tax credit carryforwards of $71.2 million of which $66.1 million expire in periods through 2040 if not utilized, and the remaining balance of $5.1 million may be carried forward indefinitely. The deferred tax assets on U.S. net operating loss and tax credit carryforwards are subject to valuation allowances as of March 31, 2022.
The Company has not provided for taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, these earnings will be treated as previously taxed income from either the one-time transition tax or Global Intangible Low Taxed Income (“GILTI”), or they will be offset with a 100% dividend received deduction. The income taxes applicable to repatriating such earnings are not readily determinable. As of March 31, 2022, the Company had no plans which would subject these basis differences to income taxes in the United States or elsewhere.
Uncertain tax positions
The amount of gross unrecognized tax benefits was $15.0 million and $15.1 million as of March 31, 2022 and 2021, respectively, all of which would favorably affect the Company’s effective tax rate if recognized in future periods.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2022, 2021, and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Gross unrecognized tax benefit, beginning of year	$15,075	$16,648	$9,653
Gross increases to tax positions for prior periods	255	1,223	438
Gross decreases to tax positions for prior periods	—	(2,654)	(6,986)
Gross increases to tax positions for current period	—	—	13,543
Settlements	—	(10)	—
Lapse of statutes of limitations	(313)	(132)	—
Gross unrecognized tax benefit, end of year	$15,017	$15,075	$16,648
As of March 31, 2022 and 2021, the net interest and penalties payable associated with its uncertain tax positions was $1.5 million and $0.9 million, respectively. During the years ended March 31, 2022, 2021, and 2020, the Company recognized expense related to interest and penalties of $0.6 million, $0.6 million, and $0.2 million, respectively.

The Company files tax returns in the U.S. federal, state, and foreign jurisdictions and the tax returns are subject to examination by various domestic and international tax authorities. As of March 31, 2022, the Internal Revenue Service has completed examinations of the Company’s federal income tax returns through fiscal year 2018. The Company has open years in certain significant federal, state, and foreign jurisdictions back to 2012. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses. The Company does not anticipate a significant impact to the gross unrecognized tax benefits within the next twelve months related to these open years.
8.    Accrued Expenses
Accrued expenses, current consists of the following (in thousands):

	March 31,
	2022	2021
Accrued employee - related expenses	$76,283	$63,890
Accrued tax liabilities	22,531	23,001
Income taxes payable	14,291	9,117
Other	28,451	23,519
Total accrued expenses, current	$141,556	$119,527
9.    Long-term Debt
Long-term debt consists of the following (in thousands, except percentages):

	March 31, 2022		March 31, 2021
	Amount	Effective Rate	Amount	Effective Rate
First Lien Term Loan	$281,125	2.7%	$401,125	2.4%
Revolving credit facility	—		—
Total principal	281,125		401,125
Unamortized discount and debt issuance costs	(7,207)		(9,212)
Total debt	273,918		391,913
Less: Current portion of long-term debt	—		—
Long-term debt, net	$273,918		$391,913
First lien credit facilities
The Company’s First Lien Credit Agreement, as amended, provides for a term loan facility (the “First Lien Term Loan”) in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility (the “Revolving Facility”) in an aggregate amount of $60.0 million. The Revolving Facility includes a $25.0 million letter of credit sub-facility. The First Lien Term Loan and Revolving Facility mature on August 23, 2025 and August 23, 2023, respectively. As of March 31, 2022 and 2021, there were $15.6 million of letters of credit issued. The Company had $44.4 million of availability under the Revolving Facility as of March 31, 2022 and 2021.
Debt issuance costs and original issuance discount were incurred in connection with the First Lien Credit Agreement. These debt issuance costs and original issuance discount are included as a reduction of the debt balance in the consolidated balance sheets and will be amortized into interest expense over the contractual term of the loans. The Company recognized $2.0 million, $1.9 million, and $1.7 million of amortization of debt issuance costs and original issuance discount for the years ended March 31, 2022, 2021 and 2020, respectively, which is included in the accompanying consolidated statements of operations.
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
All of the indebtedness under the First Lien Credit Agreement is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien Credit Agreement contains customary negative covenants. At March 31, 2022, the Company was in compliance with all applicable covenants.
Second lien credit facility
On August 23, 2018, the Company entered into the Second Lien Credit Agreement (the “Second Lien Term Loan”) in which the Company borrowed an aggregate principal amount of $170.0 million. Borrowings under the Second Lien Term Loan bore interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 6.00% per annum, or (ii) LIBOR plus 7.00% per annum. The maturity date on the Second Lien Term Loan was August 23, 2026, with principal payment due in full on the maturity date. Interest payments were due quarterly, or more frequently, based on the terms of the credit agreement. The Company recognized $0.1 million of amortization of debt issuance costs and original issuance discount for the year ended March 31, 2020, which is included in the accompanying consolidated statements of operations. During the second quarter of fiscal 2020, the Company repaid all outstanding borrowings, including accrued interest, under the Second Lien Term Loan and the remaining unamortized debt issuance costs and original issuance discount, aggregating to $2.7 million, was recognized as a loss on debt extinguishment within “Interest expense, net” in the consolidated statements of operations during the year ended March 31, 2020.
Debt maturities
The maturities of outstanding debt are as follows (in thousands):

Fiscal year	Amount
2023	$—
2024	—
2025	—
2026	281,125
2027	—
Thereafter	—
Total future payments	$281,125
10.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2023 to 2032. As of March 31, 2022, the weighted average remaining lease term was 6.0 years and the weighted average discount rate was 5.2%. The Company does not have any finance leases.
The Company has a sublease of a former office which expires in fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $2.5 million, $3.9 million and $4.5 million for the years ended March 31, 2022, 2021, and 2020, respectively.
The following table presents information about leases on the consolidated statements of operations (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Operating lease expense (1)	$10,899	$10,436
Short-term lease expense	$1,009	$752
Variable lease expense	$793	$674
_________________
(1) Presented gross of sublease income.

The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$13,466	$13,478
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$29,112	$5,260
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.
As of March 31, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2023	$15,524
2024	14,940
2025	11,900
2026	8,940
2027	8,001
Thereafter	14,186
Total operating lease payments (1)	73,491
Less: imputed interest	(8,647)
Total operating lease liabilities	$64,844
_________________
(1) Presented gross of sublease income.
As of March 31, 2022, the Company had commitments of $26.2 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal years ended March 31, 2023 through March 31, 2025, with lease terms ranging from 3 to 10 years.
Under previous lease accounting standard ASC 840, total rent expense under operating leases during the year ended March 31, 2020 was $14.0 million.
11.    Commitments and Contingencies
Legal matters
From time to time, the Company may be a party to lawsuits and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, these matters, individually and in the aggregate, will not have a material adverse effect on the financial condition and results of the future operations of the Company.
12.    Share-based Compensation
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
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2022, 37,458,426 shares of common stock were available for future issuance under the 2019 Plan.
The awards granted under the 2019 Plan have varying terms but generally vest over a four-year period, upon satisfaction of a service-based vesting condition, with 25% vesting one year after the grant date and the remaining 75% vesting ratably on a quarterly basis over 3 years. From time to time, the Company also grants performance-based shares to certain key employees that generally vest over a three- or four-year period upon satisfaction of certain company financial performance targets established and approved by the Company’s board of directors for each fiscal year.

Stock options
The following table summarizes activity for stock options during the period ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2021	8,393	$21.31	8.6	$226,438
Granted	115	52.86
Exercised	(1,266)	20.13
Forfeited	(274)	25.62
Balance, March 31, 2022	6,968	$21.87	7.6	$176,839
Options vested and expected to vest at March 31, 2022	6,968	$21.87	7.6	$176,839
Options vested and exercisable at March 31, 2022	3,136	$20.06	7.5	$84,920
The weighted average grant-date fair value of options granted during fiscal 2022, 2021, and 2020 was $20.90, $13.08, and $6.43, respectively. The aggregate intrinsic value of options exercised during fiscal 2022 and 2021 was $52.6 million and $23.7 million, respectively. No stock options were exercised during fiscal 2020.
As of March 31, 2022, the total unrecognized compensation expense related to non-vested stock options is $32.3 million and is expected to be recognized over a weighted average period of 1.7 years. The Company recognized $18.9 million, $16.8 million and $7.2 million of share-based compensation expense related to stock options for the years ended March 31, 2022, 2021, and 2020, respectively.
The fair value for the Company’s stock options granted during the years ended March 31, 2022, 2021, and 2020 were estimated at the date of grant using a Black-Scholes option-pricing model using the following assumptions:

	Fiscal Year Ended March 31,
	2022	2021	2020
Expected dividend yield	—	—	—
Expected volatility	39.5% - 39.8%	39.3% - 39.8%	37.1% - 38.9%
Expected term (years)	6.1	6.1	6.1
Risk-free interest rate	0.9% - 1.1%	0.4% - 1.1%	0.8% - 1.9%
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

Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the year ended March 31, 2022:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2021	728	$16.00	3,041	$24.44
Granted	—	—	3,718	50.19
Vested	(506)	16.00	(1,305)	24.07
Forfeited	(20)	16.00	(274)	35.57
Balance, March 31, 2022	202	$16.00	5,180	$42.43
RSUs outstanding as of March 31, 2022 were comprised of 4.1 million RSUs with only service conditions and 1.0 million RSUs with both service and performance conditions (“PSUs”).
During the year ended March 31, 2022, the Company granted PSUs to certain key employees that generally vest in three equal installments, with one-third of the PSUs eligible to vest on each of the first three anniversaries of the date of grant (the “Incentive PSUs”). The number of shares that may be earned pursuant to the Incentive PSUs is subject to the Company’s achievement of specific company metrics, and provided that the executive officer remains employed by the Company through the applicable vesting date. No Incentive PSUs will vest with respect to any year if the Company fails to achieve 95% of the applicable target for that year, and the overall number of shares that may be issued pursuant to the Incentive PSUs with respect to any year shall not exceed 150% of the target award for such year. The Incentive PSUs are not carried forward from year to year; if the Incentive PSUs are not earned in any given year, they are terminated for that year.
During the year ended March 31, 2022, the Company granted PSUs to certain key employees that vest 25% one year after the grant date and the remaining 75% vest ratably on a quarterly basis over the following three years (the “Annual PSUs”). The number of shares that may be earned pursuant to the Annual PSUs is based on specific company metrics related to the Company’s fiscal year ending March 31, 2022. No Annual PSUs will be earned with respect to any metric if the applicable “threshold” percentage of the specific metric is not achieved, and the overall number of shares that may be earned shall not exceed 150% of the target award. Once the Annual PSUs are earned, they are then also subject to time-based vesting, with 25% of the earned Annual PSUs vesting on the first anniversary of the grant date, and with the remaining 75% vesting in twelve equal quarterly installments over the following three years, and provided that the executive officer remains employed by the Company through the applicable vesting date.
The weighted average grant-date fair value of RSAs granted during fiscal 2020 was $16.00. There were no RSAs granted during the years ended March 31, 2022 and 2021. The weighted average grant-date fair value of RSUs granted during fiscal 2022, 2021, and 2020 was $50.19, $34.69, and $16.33, respectively.
The aggregate fair value of RSAs vested during fiscal 2022, 2021, and 2020 was $27.7 million, $42.1 million, and $19.3 million, respectively. The aggregate fair value of RSUs vested during fiscal 2022, 2021, and 2020 was $72.2 million, $50.1 million, and $11.7 million, respectively.
As of March 31, 2022, the total unrecognized compensation expense related to unvested restricted stock awards is $1.9 million and is expected to be recognized over a weighted average period of 0.8 years. As of March 31, 2022, the total unrecognized compensation expense related to unvested restricted stock units is $174.9 million and is expected to be recognized over a weighted average period of 2.4 years. The Company recognized $75.6 million, $37.3 million, and $27.9 million of share-based compensation expense related to restricted shares and units for the years ended March 31, 2022, 2021, and 2020, respectively.

Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan. The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31, (ii) 3,500,000 shares of common stock, or (iii) such lesser number determined by the compensation committee. The ESPP provides for six-month offering periods beginning May 15 and November 15 of each year, and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the year ended March 31, 2022, 371,740 shares of common stock were purchased under the ESPP. As of March 31, 2022, 11,187,354 shares of common stock were available for future issuance under the ESPP.
As of March 31, 2022, there was approximately $0.9 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $5.0 million, $3.7 million, $0.8 million of share-based compensation expense related to the ESPP for the years ended March 31, 2022, 2021, and 2020, respectively.
The Company estimated the fair value of the ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended March 31,
	2022	2021	2020
Expected dividend yield	—	—	—
Expected volatility	35.4% - 40.6%	35.9% - 55.5%	35.9%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	0.04% - 0.1%	0.1% - 1.6%	1.6%
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
In connection with the reorganization transactions described in Note 2, outstanding awards granted under the MIU Plan were converted into shares of common stock, restricted stock, and restricted stock units which were granted under the 2019 Plan (as defined above). Upon conversion, the MIUs and AUs were modified and ceased to be classified as liability awards. This modification impacted 306 participants and resulted in the recognition of incremental share-based compensation expense of $145.3 million to record the liability awards at fair value immediately prior to the modification during the year ended March 31, 2020. Upon modification, the liability balance of $278.2 million related to these MIUs and AUs was reclassified into additional paid-in capital.
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
The participation threshold was determined by the board of directors, based on the fair market value on the grant issuance date upon vesting or settlement, the value associated with the MIUs and AUs was the difference between the fair value of the unit and the associated participation threshold. Prior to the modification, the awards were marked to market at the balance sheet date. Upon modification, the awards were marked to market immediately prior to the modification. The weighted average grant date fair value of units granted during the year ended March 31, 2020 was $7.71. The total fair value of vested units during the year ended March 31, 2020 was $278.2 million.

The following key assumptions were used to determine the fair value of the MIUs and AUs for fiscal 2020:

March 31, 2020
Expected dividend yield	—
Expected volatility	35% - 55%
Expected term (years)	0.5 - 1.25
Risk-free interest rate	1.86% - 2.09%
Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the consolidated financial statements for each period presented (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Cost of revenue	$12,863	$7,307	$18,685
Research and development	21,316	11,684	38,670
Sales and marketing	35,957	24,153	84,698
General and administrative	29,400	14,640	80,425
Total share-based compensation expense	$99,536	$57,784	$222,478
13.    Net Income (Loss) Per Share
On August 1, 2019, the Company completed its IPO in which the Company issued and sold 38,873,174 shares of common stock at a price to the public of $16.00 per share. These shares are included in the common stock outstanding as of that date.
For the year ended March 31, 2020, basic and diluted net income (loss) per share has been retrospectively adjusted to reflect the conversion of equity in connection with the reorganization transactions described in Note 2. Basic and diluted net income (loss) per share was derived from a unit conversion factor of $16.00 per share as determined by the board of managers of Dynatrace Holdings LLC on July 30, 2019.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2022	2021	2020
Numerator:
Net income (loss)	$52,451	$75,714	$(413,817)
Denominator:
Weighted average shares outstanding, basic	284,161	280,469	264,933
Dilutive effect of stock-based awards	6,742	6,040	—
Weighted average shares outstanding, diluted	290,903	286,509	264,933

Net income (loss) per share, basic	$0.18	$0.27	$(1.56)
Net income (loss) per share, diluted	$0.18	$0.26	$(1.56)
The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the years ended March 31, 2022, 2021, and 2020 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Stock options	170	1,901	4,763
Unvested RSAs and RSUs	119	11	3,819
Shares committed under ESPP	—	—	64

14.    Related Party Transactions
The Company had agreements with Thoma Bravo, LLC for financial and management advisory services that terminated on August 1, 2019. During the year ended March 31, 2020, the Company incurred $1.6 million related to these services. The related expense is reflected in “General and administrative” expense in the consolidated statements of operations.
During the year ended March 31, 2020, Compuware distributed $265.0 million to the Company to fund a tax liability incurred in connection with the reorganization transactions described in Note 2.
15.    Related Party Debt
On April 1, 2015, the Company entered into $1.8 billion in subordinated demand promissory notes payable to Compuware, a former related party. The promissory notes were established in connection with Compuware’s external debt financing. Interest expense on the promissory notes was $4.1 million for the year ended March 31, 2020 and is included in the consolidated statements of operations in “Interest expense, net.” In connection with the reorganization during the second quarter of fiscal 2020, the corresponding receivable at Compuware was contributed to the Company and the payable to related party was eliminated.
16.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. In addition, the Company offers defined contribution plans to employees in certain countries outside the U.S. For the years ended March 31, 2022, 2021, and 2020, the Company made contributions of $4.6 million, $3.6 million and $3.1 million to the U.S. 401(k) Plan, respectively.
17.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, Revenue Recognition, for a disaggregation of revenue by geographic region.
Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	March 31,
	2022	2021
North America	$15,462	$12,129
Europe, Middle East and Africa	28,195	23,124
Asia Pacific	1,429	1,619
Latin America	185	44
Total property and equipment, net	$45,271	$36,916
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of March 31, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
Our management performed an assessment of the effectiveness of our internal control over financial reporting at March 31, 2022, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2022. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2022.
The effectiveness of our internal control over financial reporting has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in its attestation report on the internal control over our financial reporting which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Dynatrace, Inc.
Waltham, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited Dynatrace, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity/member’s deficit, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated May 26, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, LLP

Troy, Michigan
May 26, 2022
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the Investor Relations section of our website at ir.dynatrace.com under “Governance - Governance Documents.” We will disclose any amendments to our code of business conduct and ethics, or waivers of its requirements granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website or in filings under the Exchange Act as required by applicable law or the listing standards of the NYSE.
The remaining information called for by this item will be set forth in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2022 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2022 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2022 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2022 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2022 and is incorporated herein by reference.
Our independent public accounting firm is BDO USA, LLP, Troy, MI, PCAOB Auditor ID #243.
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

3.2	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
3.4	First Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2020).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.3	Description of the Company’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2020).
10.1#	2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K, filed on May 28, 2021)
10.2#	Forms of award agreements under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 30, 2019).
10.3#	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
10.4#*	FY 2023 Annual Short-Term Incentive Plan
10.5	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
10.6#
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

10.7#
Executive Officer Employment Agreement between the Company and Rick McConnell dated as of November 15, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2021).

10.8#*	Executive Officer Employment Agreement between the Company and Kevin Burns
10.9#
Executive Officer Employment Agreement between the Company and Bernd Greifeneder (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2021).

10.10#*	Executive Officer Employment Agreement between the Company and Stephen Pace
10.11#
Transition Agreement between the Company and John Van Siclen dated as of November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2021).

10.12
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

10.15
English Translation of Lease Agreement, dated as of March 28, 2017, by and between Neunteufel GmbH and Dynatrace Austria GmbH (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 5, 2019).

10.16
Form of Tax Matters Agreement entered into between Dynatrace Holdings LLC and Compuware Software Group LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

10.17
Form of Master Structuring Agreement entered into by and among Dynatrace Holdings, LLC, Compuware Software Group, LLC and the other parties named therein (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

10.18
Second Amendment to Senior Secured First Line Credit Agreement dated February 6, 2020, by and among Dynatrace LLC, Dynatrace Intermediate LLC, the lenders party thereto and Jefferies Financing LLC as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 6, 2020).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
23.1*	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRACE, INC.

Date:	May 26, 2022	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rick McConnell, Kevin Burns and Craig Newfield, and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rick McConnell	Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2022
Rick McConnell

/s/ Kevin Burns	Chief Financial Officer and Treasurer (Principal Financial Officer)	May 26, 2022
Kevin Burns

/s/ Jill Ward	Director, Board Chair	May 26, 2022
Jill Ward

/s/ Seth Boro	Director	May 26, 2022
Seth Boro

/s/ Michael Capone	Director	May 26, 2022
Michael Capone

/s/ Ambika Kapur	Director	May 26, 2022
Ambika Kapur

/s/ Stephen Lifshatz	Director	May 26, 2022
Stephen Lifshatz

/s/ Steve Rowland	Director	May 26, 2022
Steve Rowland

/s/ Kenneth Virnig	Director	May 26, 2022
Kenneth Virnig

/s/ Kirsten Wolberg	Director	May 26, 2022
Kirsten Wolberg

/s/ Paul Zuber	Director	May 26, 2022
Paul Zuber