Form 10-Q
period 2022-06-30
Dynatrace, Inc.
filed 2022-08-03
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-39010

Dynatrace, Inc.
(Exact name of Registrant as specified in its charter)

Delaware		47-2386428
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1601 Trapelo Road, Suite 116		02451
Waltham	MA
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (781) 530-1000

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	DT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 287,339,714 shares of common stock outstanding as of August 1, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended March 31, 2022 (“Annual Report”). These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
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
•our ability to service our debt obligations; and
•certain macroeconomic factors facing the global economies, including rising inflation and changing interest rates.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2022	March 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$571,345	$462,967
Accounts receivable, net	191,836	350,666
Deferred commissions, current	61,182	62,601
Prepaid expenses and other current assets	35,439	72,188
Total current assets	859,802	948,422
Property and equipment, net	45,782	45,271
Operating lease right-of-use assets, net	53,369	58,849
Goodwill	1,280,511	1,281,876
Other intangible assets, net	95,008	105,736
Deferred tax assets, net	26,368	28,106
Deferred commissions, non-current	59,245	63,435
Other assets	10,564	9,615
Total assets	$2,430,649	$2,541,310

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$4,795	$22,715
Accrued expenses, current	114,214	141,556
Deferred revenue, current	617,969	688,554
Operating lease liabilities, current	12,402	12,774
Total current liabilities	749,380	865,599
Deferred revenue, non-current	16,352	25,783
Accrued expenses, non-current	28,182	19,409
Operating lease liabilities, non-current	46,682	52,070
Deferred tax liabilities	—	85
Long-term debt, net	244,427	273,918
Total liabilities	1,085,023	1,236,864
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 287,259,306 and 286,053,276 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	287	286
Additional paid-in capital	1,830,782	1,792,197
Accumulated deficit	(459,234)	(461,348)
Accumulated other comprehensive loss	(26,209)	(26,689)
Total shareholders' equity	1,345,626	1,304,446
Total liabilities and shareholders' equity	$2,430,649	$2,541,310
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended June 30,
	2022	2021
Revenue:
Subscription	$249,558	$196,520
License	—	50
Service	17,715	13,170
Total revenue	267,273	209,740
Cost of revenue:
Cost of subscription	32,738	24,982
Cost of service	15,168	10,021
Amortization of acquired technology	3,892	3,830
Total cost of revenue	51,798	38,833
Gross profit	215,475	170,907

Operating expenses:
Research and development	48,482	34,725
Sales and marketing	105,015	80,482
General and administrative	36,321	26,922
Amortization of other intangibles	6,573	7,540
Restructuring and other	(10)	26
Total operating expenses	196,381	149,695
Income from operations	19,094	21,212
Interest expense, net	(2,175)	(2,857)
Other (expense) income, net	(2,250)	1,311
Income before income taxes	14,669	19,666
Income tax expense	(12,555)	(6,372)
Net income	$2,114	$13,294
Net income per share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05
Weighted average shares outstanding:
Basic	286,203	282,661
Diluted	290,024	288,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended June 30,
	2022	2021
Net income	$2,114	$13,294
Other comprehensive income (loss)
Foreign currency translation adjustment	480	(1,658)
Total other comprehensive income (loss)	480	(1,658)
Comprehensive income	$2,594	$11,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended June 30, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2022	286,053	$286	$1,792,197	$(461,348)	$(26,689)	$1,304,446
Foreign currency translation					480	480
Restricted stock units vested	886	1	(1)			—
Restricted stock awards forfeited	(14)	—				—
Issuance of common stock related to employee stock purchase plan	266	—	8,627			8,627
Exercise of stock options	68	—	1,275			1,275
Share-based compensation			28,695			28,695
Equity repurchases			(11)			(11)
Net income				2,114		2,114
Balance, June 30, 2022	287,259	$287	$1,830,782	$(459,234)	$(26,209)	$1,345,626

	Three Months Ended June 30, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2021	283,130	$283	$1,653,328	$(513,799)	$(26,211)	$1,113,601
Foreign currency translation					(1,658)	(1,658)
Restricted stock units vested	496	1	(1)			—
Issuance of common stock related to the employee stock purchase plan	204	—	6,593			6,593
Exercise of stock options	388	—	7,886			7,886
Share-based compensation			19,252			19,252
Equity repurchases			(14)			(14)
Net income				13,294		13,294
Balance, June 30, 2021	284,218	$284	$1,687,044	$(500,505)	$(27,869)	$1,158,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,114	$13,294
Adjustments to reconcile net income to cash provided by operations:
Depreciation	2,798	2,475
Amortization	10,571	11,512
Share-based compensation	28,695	19,252
Other	2,748	(796)
Net change in operating assets and liabilities:
Accounts receivable	151,404	110,079
Deferred commissions	2,079	(2,631)
Prepaid expenses and other assets	33,096	(1,453)
Accounts payable and accrued expenses	(29,815)	(27,376)
Operating leases, net	(142)	131
Deferred revenue	(60,450)	(41,015)
Net cash provided by operating activities	143,098	83,472

Cash flows from investing activities:
Purchase of property and equipment	(6,906)	(2,954)
Acquisition of businesses, net of cash acquired	—	(3,543)
Net cash used in investing activities	(6,906)	(6,497)

Cash flows from financing activities:
Repayment of term loans	(30,000)	(30,000)
Proceeds from employee stock purchase plan	8,627	6,593
Proceeds from exercise of stock options	1,275	7,886
Equity repurchases	(11)	(14)
Net cash used in financing activities	(20,109)	(15,535)

Effect of exchange rates on cash and cash equivalents	(7,705)	816

Net increase in cash and cash equivalents	108,378	62,256

Cash and cash equivalents, beginning of period	462,967	324,962
Cash and cash equivalents, end of period	$571,345	$387,218

Supplemental cash flow data:
Cash paid for interest	$2,066	$2,370
Cash (received from) paid for tax, net	$(31,542)	$7,306
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
Fiscal year
The Company’s fiscal year ends on March 31. References to fiscal 2023, for example, refer to the fiscal year ended March 31, 2023.
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
There were no new recently issued accounting pronouncements that were expected to have a material impact on the condensed consolidated financial statements and related notes.
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of June 30, 2022 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three months ended June 30, 2022 and 2021, statements of cash flows for the three months ended June 30, 2022 and 2021, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022, its results of operations for the three months ended June 30, 2022 and 2021, and its cash flows for the three months ended June 30, 2022 and 2021 in accordance with U.S. GAAP. The results for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Annual Report”).
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
Reclassification
Certain reclassifications of prior period amounts have been made in the Company’s condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenues by geographic region (in thousands, except percentages):

	Three Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
North America	$156,749	59%	$112,772	53%
Europe, Middle East and Africa	70,148	26%	67,044	32%
Asia Pacific	26,095	10%	22,136	11%
Latin America	14,281	5%	7,788	4%
Total revenue	$267,273		$209,740
For the three months ended June 30, 2022 and 2021, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $147.5 million and 55% and $104.5 million and 50% of total revenue during the three months ended June 30, 2022 and 2021, respectively.
Deferred revenue
Revenues recognized during the three months ended June 30, 2022 and 2021, which were included in the deferred revenue balances at the beginning of each respective period, was $258.5 million and $185.1 million, respectively.
Remaining performance obligations
As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,529.6 million, which consists of both billed consideration in the amount of $634.3 million and unbilled consideration in the amount of $895.3 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 57% of this amount as revenue over the next twelve months and the remainder thereafter.
4.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for the three months ended June 30, 2022 consists of the following (in thousands):

June 30, 2022
Balance, beginning of period	$1,281,876
Foreign currency impact	(1,365)
Balance, end of period	$1,280,511

Other intangible assets, net excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		June 30, 2022	March 31, 2022
Capitalized software	107	$191,682	$191,900
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		598,240	598,458
Less: accumulated amortization		(503,232)	(492,722)
Total other intangible assets, net		$95,008	$105,736
Amortization of other intangible assets totaled $10.6 million and $11.5 million for the three months ended June 30, 2022 and 2021, respectively.
5.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended June 30, 2022 was 86% compared to 32% for the three months ended June 30, 2021. The increase in the effective tax rate for the three months ended June 30, 2022 is primarily due to a change to Internal Revenue Code (“IRC”) Section 174 which became effective for tax years beginning on or after January 1, 2022. Under the new rules, the Company is required to capitalize and amortize research and development expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The capitalization of research and development expenses resulted in an increase to the Company’s taxable income and foreign derived intangible income (“FDII”), resulting in a corresponding increase in the Company’s FDII deduction. However, no tax benefit is recognized for the deferred tax asset established for these capitalized research and development expenses due to the Company’s valuation allowance position in the U.S.

Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at June 30, 2022, a valuation allowance continues to be recorded against certain deferred tax assets based upon the conclusion that it was more likely than not that these assets would not be realized. The valuation allowance at June 30, 2022 relates primarily to capitalized development costs, share-based compensation, accrued interest and foreign tax credits. Given the Company’s current earnings and anticipated future earnings, it is reasonably possible that within the next twelve months sufficient positive evidence may become available to allow the Company to conclude that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets. However, the exact timing and amount of the valuation allowance release are subject to change based on the Company’s ability to generate U.S. taxable earnings and utilization of deferred tax assets.
6.    Long-term Debt
Long-term debt consists of the following (in thousands, except percentages):

	June 30, 2022		March 31, 2022
	Amount	Effective Rate	Amount	Effective Rate
First Lien Term Loan	$251,125	3.9%	$281,125	2.7%
Revolving credit facility	—		—
Total principal	251,125		281,125
Unamortized discount and debt issuance costs	(6,698)		(7,207)
Total debt	244,427		273,918
Less: Current portion of long-term debt	—		—
Long-term debt	$244,427		$273,918

First lien credit facilities
The Company’s First Lien Credit Agreement, as amended, provides for a term loan facility, or the First Lien Term Loan, in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility, or the Revolving Facility, in an aggregate amount of $60.0 million. The Revolving Facility includes a $25.0 million letter of credit sub-facility. The First Lien Term Loan and Revolving Facility mature on August 23, 2025 and August 23, 2023, respectively. There were $15.4 million and $15.6 million letters of credit issued as of June 30, 2022 and March 31, 2022, respectively. The Company had $44.6 million and $44.4 million of availability under the Revolving Facility as of June 30, 2022 and March 31, 2022, respectively.
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
All of the indebtedness under the First Lien Credit Agreement is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien Credit Agreement contains customary negative covenants. At June 30, 2022, the Company was in compliance with all applicable covenants.
7.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2023 to 2032. As of June 30, 2022, the weighted average remaining lease term was 5.8 years and the weighted average discount rate was 5.2%. The Company does not have any finance leases as of June 30, 2022.
The Company has a sublease of a former office which expires in fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.6 million for the three months ended June 30, 2022 and 2021, respectively.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating lease expense (1)	$2,924	$2,469
Short-term lease expense	$364	$195
Variable lease expense	$269	$161
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Three Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$3,844	$3,191
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$116	$7,533
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.

As of June 30, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2023	$11,222
2024	14,404
2025	11,418
2026	8,552
2027	7,655
Thereafter	13,393
Total operating lease payments (1)	66,644
Less: imputed interest	(7,560)
Total operating lease liabilities	$59,084
_________________
(1) Presented gross of sublease income.
As of June 30, 2022, the Company had commitments of $35.1 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal years ended March 31, 2023 through March 31, 2025, with lease terms ranging from 3 to 10 years.
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
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2022, 45,109,077 shares of common stock were available for future issuance under the 2019 Plan.
Stock options
The following table summarizes activity for stock options during the period ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2022	6,968	$21.87	7.6	$176,839
Exercised	(68)	18.79
Forfeited or expired	(368)	24.33
Balance, June 30, 2022	6,532	$21.77	6.8	$117,968
Options vested and expected to vest at June 30, 2022	6,532	$21.77	6.8	$117,968
Options vested and exercisable at June 30, 2022	3,627	$20.36	6.3	$69,870

As of June 30, 2022, the total unrecognized compensation expense related to non-vested stock options is $24.0 million and is expected to be recognized over a weighted average period of 1.5 years. The Company recognized $5.2 million and $4.7 million of share-based compensation expense related to stock options for the three months ended June 30, 2022 and 2021, respectively.
Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the period ended June 30, 2022:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2022	202	$16.00	5,180	$42.43
Granted	—	—	4,714	40.60
Vested	(116)	16.00	(886)	39.87
Forfeited	(14)	16.00	(379)	42.48
Balance, June 30, 2022	72	$16.00	8,629	$41.61
RSUs outstanding as of June 30, 2022 were comprised of 7.5 million RSUs with only service conditions and 1.1 million RSUs with both service and performance conditions (“PSUs”).
During the three months ended June 30, 2022, the Company granted PSUs to certain key employees that vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years (the “Annual PSUs”). The number of shares that may be earned pursuant to the Annual PSUs is based on specific company metrics related to the Company’s fiscal year ending March 31, 2023. No Annual PSUs will be earned with respect to any metric if the applicable “threshold” percentage of the specific metric is not achieved, and the overall number of shares that may be earned shall not exceed 150% of the target award. Once the Annual PSUs are earned, they are then also subject to time-based vesting, with 33% of the earned Annual PSUs vesting on the first anniversary of the grant date, and with the remaining 67% vesting in eight equal quarterly installments over the following two years, and provided that the executive officer remains employed by the Company through the applicable vesting date.
As of June 30, 2022, the total unrecognized compensation expense related to unvested restricted stock awards is $1.0 million and is expected to be recognized over a weighted average period of 0.6 years. As of June 30, 2022, the total unrecognized compensation expense related to unvested restricted stock units is $322.9 million and is expected to be recognized over a weighted average period of 2.6 years. The Company recognized $22.0 million and $13.5 million of share-based compensation expense related to restricted shares and units for the three months ended June 30, 2022 and 2021, respectively.
Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods beginning May 15 and November 15 of each year, and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the three months ended June 30, 2022, 265,681 shares of common stock were purchased under the ESPP. As of June 30, 2022, 13,782,205 shares of common stock were available for future issuance under the ESPP.
As of June 30, 2022, there was approximately $3.6 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $1.5 million and $1.1 million of share-based compensation expense related to the ESPP for the three months ended June 30, 2022 and 2021, respectively.

Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended June 30,
	2022	2021
Cost of revenue	$3,890	$2,652
Research and development	7,285	3,967
Sales and marketing	10,076	7,608
General and administrative	7,444	5,025
Total share-based compensation	$28,695	$19,252
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2022	2021
Numerator:
Net income	$2,114	$13,294
Denominator:
Weighted average shares outstanding, basic	286,203	282,661
Dilutive effect of stock-based awards	3,821	6,327
Weighted average shares outstanding, diluted	290,024	288,988

Net income per share, basic	$0.01	$0.05
Net income per share, diluted	$0.01	$0.05
The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the three months ended June 30, 2022 and 2021 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended June 30,
	2022	2021
Stock options	889	318
Unvested RSAs and RSUs	2,274	32
Shares committed under ESPP	10	3
11.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.

Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	June 30, 2022	March 31, 2022
North America	$16,848	$15,462
Europe, Middle East and Africa	26,727	28,195
Asia Pacific	2,054	1,429
Latin America	153	185
Total property and equipment, net	$45,782	$45,271
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
Overview
We offer the market-leading software intelligence platform, purpose-built for dynamic hybrid, multicloud environments. As enterprises and public sector institutions embrace the cloud to effect their digital transformation, we designed our unified platform to address the growing complexity faced by IT, development, security, and business operations teams. With automation and intelligence at its core, our platform delivers precise answers about the performance and security of applications, the underlying infrastructure and the experience of all users to enable teams to innovate faster, simplify cloud complexity, collaborate more efficiently, and secure cloud-native applications. We designed our platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for consistently better business outcomes. As a result, as of June 30, 2022, our products are trusted by more than 3,300 Dynatrace customers in over 90 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance Module and extended with our Infrastructure Monitoring, Digital Experience Monitoring, Digital Business Analytics, Application Security, or Cloud Automation Modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and is the primary offering we sell. Dynatrace® customers increased to more than 3,300 as of June 30, 2022 from approximately 3,000 as of June 30, 2021.

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
See the section titled “Risk Factors” included under Part II, Item 1A for further discussion of the possible impact of the ongoing COVID-19 pandemic on our business.
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
•Increase penetration within existing customers. We plan to continue to increase penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing customers, across new customer applications, and into additional business units or divisions. We sustained our Dynatrace® net expansion rate at or above 120% for seventeen consecutive quarters.
•Enhance our strategic partner ecosystem. Our strategic partners include industry-leading global system integrators, software vendors, and cloud and technology providers. We intend to continue to invest in our partner ecosystem, with a particular emphasis on expanding our strategic alliances and cloud-focused partnerships with global system integrators, including Deloitte and DXC, and hyperscaler cloud providers, including AWS, Microsoft, Azure, Google Cloud Platform, and Red Hat.
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	June 30,
	2022	2021
Total ARR (in thousands)	$1,031,284	$823,222
Dynatrace® Net Expansion Rate	120%+	120%+
Annual Recurring Revenue “ARR”: We define annual recurring revenue (“ARR”) as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of

ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage.
Dynatrace® Net Expansion Rate: We define the Dynatrace® net expansion rate as the ARR derived from the Dynatrace® platform at the end of a reporting period for the cohort of Dynatrace® accounts as of one year prior to the date of calculation, divided by the Dynatrace® ARR one year prior to the date of calculation for that same cohort. We present Dynatrace® net expansion rate on a constant currency basis to provide a framework for assessing how our business performed excluding the effects of foreign currency rate fluctuations.
Key Components of Results of Operations
Revenue
Revenue includes subscriptions, licenses and services.
Subscription. Our subscription revenue consists of (i) SaaS agreements, (ii) Dynatrace® term-based licenses which are recognized ratably over the contract term, (iii) Dynatrace® perpetual licenses that are recognized ratably over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements. We typically invoice SaaS subscription fees and term licenses annually in advance and recognize subscription revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. Fees for our Dynatrace® perpetual licenses are generally billed up front. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates-Revenue Recognition” included in Part II, Item 7 of our Annual Report for more information. Over time, we expect subscription revenue will increase as a percentage of total revenue as we continue to focus on increasing subscription revenue as a key strategic priority.
License. License revenue reflects the revenues recognized from sales of perpetual and term-based licenses of our Classic products that are sold only to existing customers. Our Classic products were sunset as of April 1, 2021.
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
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of revenue. Gross profit has been and will continue to be affected by various factors, including the mix of our subscription, services and other revenue, the costs associated with third-party cloud-based hosting services for our cloud-based subscriptions, and the extent to which we expand our customer support and services organizations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors.
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
Other Expense, Net
Other expense, net consists primarily of interest expense and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries. Interest expense, net of interest income, consists primarily of interest on our term loan facility, and amortization of debt issuance costs.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) foreign earnings taxed at rates higher than the U.S. statutory tax rate, (2) the inability to realize certain tax benefits subject to a valuation allowance in the U.S., (3) foreign withholding taxes, partially offset by (4) the foreign derived intangibles deduction, and (5) the utilization of U.S. foreign tax credits generated in the current year. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.
Internal Revenue Code (“IRC”) Section 174
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will increase our U.S. federal and state cash taxes and reduce cash flows in fiscal year 2023 and future years.
Share-based compensation
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our share price differs from the grant price of the share-based awards vesting or exercised in that period, we will recognize excess tax benefits or deficiencies that will impact our effective tax rate. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our share price, which we do not control, and a decline in our share price could significantly increase our effective tax rate and adversely affect our financial results.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022		2021
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$249,558	93%	$196,520	94%
License	—	—%	50	—%
Service	17,715	7%	13,170	6%
Total revenue	267,273	100%	209,740	100%
Cost of revenue:
Cost of subscription	32,738	12%	24,982	12%
Cost of service	15,168	6%	10,021	5%
Amortization of acquired technology	3,892	1%	3,830	2%
Total cost of revenue (1)	51,798	19%	38,833	19%
Gross profit	215,475	81%	170,907	81%

Operating expenses:
Research and development (1)	48,482	18%	34,725	17%
Sales and marketing (1)	105,015	39%	80,482	38%
General and administrative (1)	36,321	14%	26,922	13%
Amortization of other intangibles	6,573	2%	7,540	4%
Restructuring and other	(10)		26
Total operating expenses	196,381		149,695
Income from operations	19,094		21,212
Other expense, net	(4,425)		(1,546)
Income before income taxes	14,669		19,666
Income tax expense	(12,555)		(6,372)
Net income	$2,114		$13,294
(1)  Includes share-based compensation expense as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Cost of revenue	$3,890	$2,652
Research and development	7,285	3,967
Sales and marketing	10,076	7,608
General and administrative	7,444	5,025
Total share-based compensation	$28,695	$19,252

Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Subscription	$249,558	$196,520	$53,038	27%
License	—	50	(50)	(100%)
Service	17,715	13,170	4,545	35%
Total revenue	$267,273	$209,740	$57,533	27%
Subscription
Subscription revenue increased by $53.0 million, or 27%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue increased by $4.5 million, or 35%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. We generally recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$32,738	$24,982	$7,756	31%
Cost of service	15,168	10,021	5,147	51%
Amortization of acquired technology	3,892	3,830	62	2%
Total cost of revenue	$51,798	$38,833	$12,965	33%
Cost of subscription
Cost of subscription increased by $7.8 million, or 31%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $3.5 million and increased cloud-based hosting costs of $1.7 million. Also contributing to this increase were increased allocated overhead costs of $1.0 million, higher travel costs of $0.8 million, as well as higher share-based compensation of $0.4 million.
Cost of service
Cost of service increased by $5.1 million, or 51%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase is primarily the result of higher personnel costs of $2.9 million and higher share-based compensation of $0.8 million. Also contributing to this increase were increased travel costs of $0.5 million.
Amortization of acquired technologies
For the three months ended June 30, 2022 and 2021, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of us in 2014.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$216,820	$171,538	$45,282	26%
License	—	50	(50)	(100%)
Service	2,547	3,149	(602)	(19%)
Amortization of acquired technology	(3,892)	(3,830)	(62)	2%
Total gross profit	$215,475	$170,907	$44,568	26%
Gross margin:
Subscription	87%	87%
License	—%	100%
Service	14%	24%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $45.3 million, or 26%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Subscription gross margin remained consistent at 87% during the three months ended June 30, 2022 and the three months ended June 30, 2021. The increase in gross profit is primarily due to the growth of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions.
Service
Service gross profit decreased by $0.6 million, or 19%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Service gross margin was 14% for the three months ended June 30, 2022 compared to 24% for the three months ended June 30, 2021. The decrease in gross profit and gross margin is primarily due to higher share-based compensation of $0.8 million.
Operating Expenses

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$48,482	$34,725	$13,757	40%
Sales and marketing	105,015	80,482	24,533	30%
General and administrative	36,321	26,922	9,399	35%
Amortization of other intangibles	6,573	7,540	(967)	(13%)
Restructuring and other	(10)	26	(36)	(138%)
Total operating expenses	$196,381	$149,695	$46,686	31%
Research and development
Research and development expenses increased by $13.8 million, or 40%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase is due to a 27% increase in headcount, resulting in increased personnel and other costs of $5.4 million to expand our product offerings and higher share-based compensation of $3.3 million. Further contributing to the increase were increased allocated overhead costs of $2.3 million to support the growth of the business and related infrastructure, higher travel expenses of $0.9 million, and higher cloud-based hosting costs and subscriptions of $0.8 million.

Sales and marketing
Sales and marketing expenses increased by $24.5 million, or 30%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, driven by a 30% increase in headcount, which resulted in an increase in personnel costs of $12.2 million and related share-based compensation of $2.5 million. Further contributing to the increase were $6.1 million of travel expenses primarily related to our annual sales kick-off event held in person, higher costs related to partner fees and enablement of $2.3 million, increased allocated overhead costs of $1.3 million to support the growth of the business and related infrastructure, and higher information technology costs of $1.0 million.
General and administrative
General and administrative expenses increased $9.4 million, or 35%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a 37% increase in headcount, which resulted in an increase in personnel costs of $4.5 million, as well as share-based compensation of $2.4 million. Further contributing to the increase were higher professional fees of $1.9 million, higher IT and facility expenses of $1.9 million primarily related to new offices and expansions, increased cloud-based hosting costs and subscriptions of $1.2 million, other employee-related expenses of $1.2 million, and increased travel expenses of $0.5 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.0 million, or 13%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net increased by $2.9 million, or 186%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase is primarily the result of foreign currency transactions, partially offset by lower interest expense on our term loan as we had less principal outstanding compared to the same quarter last fiscal year.
Income Tax Expense
Income tax expense for the three months ended June 30, 2022 of $12.6 million represented a $6.2 million increase as compared to an expense of $6.4 million for the three months ended June 30, 2021. This increase was primarily due to effects of the new requirement under Section 174 of the IRC to capitalize and amortize research and development expenses in the U.S., generating current tax expense with no offsetting deferred tax benefit due to our valuation allowance position.
Liquidity and Capital Resources
As of June 30, 2022, we had $571.3 million of cash and cash equivalents and $44.6 million available under our revolving credit facility. Since inception, we have financed our operations primarily through payments by our customers for use of our product offerings and related services and, to a lesser extent, the net proceeds we have received from sales of equity securities and borrowings on our term loan facilities. Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.
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
Our material cash requirements from known contractual and other obligations consist of our long-term debt agreements, rent payments required under operating lease agreements, and interest obligations on our term loan. As of June 30, 2022, total contractual commitments were $349.2 million, with $21.2 million committed within the next twelve months. For further information see Notes 6 and 7 of the notes to the condensed consolidated financial statements in this Quarterly Report.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report and our Annual Report. However, we believe that our existing cash, cash equivalents, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Our Credit Facilities
As of June 30, 2022, the balance outstanding under our first lien term loan was $251.1 million and is included in long-term debt on our condensed consolidated balance sheets. We had $44.6 million available under the revolving credit facility after considering $15.4 million of letters of credit outstanding. All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets. At June 30, 2022, we were in compliance with all applicable covenants pertaining to the First Lien Credit Agreement. Our credit facilities are discussed further in Note 6 of the notes to the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Cash provided by operating activities (1)	$143,098	$83,472
Cash used in investing activities	(6,906)	(6,497)
Cash used in financing activities	(20,109)	(15,535)
Effect of exchange rate changes on cash and cash equivalents	(7,705)	816
Net increase in cash and cash equivalents	$108,378	$62,256
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Cash paid for interest	$2,066	$2,370
Cash (received from) paid for tax, net	$(31,542)	$7,306
Operating Activities
For the three months ended June 30, 2022, cash provided by operating activities was $143.1 million as a result of net income of $2.1 million, and adjusted by non-cash charges of $44.8 million and a change of $96.2 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $28.7 million and depreciation and amortization of $13.4 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $151.4 million due to the timing of receipts of payments from customers and a decrease in prepaid expenses and other assets of $33.1 million driven by timing of payments in advance of future services. Partially offsetting this was a decrease in deferred revenue of $60.5 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, and a decrease in accounts payable and accrued expenses of $29.8 million driven by timing of payments.

For the three months ended June 30, 2021, cash provided by operating activities was $83.5 million as a result of net income of $13.3 million, and adjusted by non-cash charges of $32.4 million and a change of $37.7 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $19.3 million and depreciation and amortization of $14.0 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $110.1 million due to the timing of receipts of payments from customers. Partially offsetting this was a decrease in deferred revenue of $41.0 million due to the timing of billings in advance of revenue recognition primarily for subscription sales, a decrease in accounts payable and accrued expenses of $27.4 million driven by timing of payments, and a decrease in deferred commissions of $2.6 million due to commissions paid on new bookings.
Investing Activities
Cash used in investing activities during the three months ended June 30, 2022 was $6.9 million as a result of the purchases of property and equipment.
Cash used in investing activities during the three months ended June 30, 2021 was $6.5 million, as a result of an acquisition made in the first quarter of the fiscal year of $3.5 million and the purchases of property and equipment of $3.0 million.
Financing Activities
Cash used in financing activities during the three months ended June 30, 2022 was $20.1 million, primarily as a result of repayments of our term loan of $30.0 million, partially offset by proceeds from our employee stock purchase plan of $8.6 million and proceeds from the exercise of our stock options of $1.3 million.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 2, “Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Foreign Currency Exchange Risk
Our international operations have provided and are expected to provide a significant portion of our consolidated revenue and expenses in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our results of operations or cash flows, and to date, we have not engaged in any hedging strategies with respect to foreign currency transactions. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates, and we may choose to engage in the hedging of foreign currency transactions in the future.

Translation exposure
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. As a result, our consolidated revenues and expenses are affected and will continue to be affected by changes in the U.S. dollar against major foreign currencies, particularly the Euro. Fluctuations in foreign currencies impact the amount of total assets, liabilities, earnings and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. In particular, the strengthening of the U.S. dollar generally will reduce the reported amount of our foreign-denominated cash and cash equivalents, total revenues and total expenses that we translate into U.S. dollars and report in our condensed consolidated financial statements. These gains or losses are recorded as a component of accumulated other comprehensive loss within shareholders’ equity.
Transaction exposure
We transact business in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates on transactions denominated in currencies other than the functional currencies of our subsidiaries. These gains or losses are recorded within “Other (expense) income, net” in our condensed consolidated statements of operations.
Interest Rate Risk
We had cash and cash equivalents of $571.3 million and $463.0 million as of June 30, 2022 and March 31, 2022, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
As of June 30, 2022, we also had in place a $60.0 million revolving credit facility, with availability of $44.6 million, and $251.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 3.9% at June 30, 2022. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•Our level of indebtedness could materially and adversely affect our financial condition.
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
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2021 to the year ended March 31, 2022, our subscription revenue grew 33% from $655.2 million to $870.4 million, respectively. From the three months ended June 30, 2021 to the three months ended June 30, 2022, our subscription revenue grew 27% from $196.5 million to $249.6 million, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:
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
Our annual and quarterly revenue and operating results have fluctuated significantly in the past and may vary significantly in the future due to a variety of factors, many of which are outside of our control. Our financial results in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. If our revenues, earnings or operating results fall below the expectations of investors or securities analysts in a particular quarter, or below any guidance that we may provide, the price of our common stock could decline. We may not be able to accurately predict our future billings, revenues, earnings or operating results. Some of the important factors that may cause our operating results to fluctuate from quarter to quarter or year to year include:
•fluctuations in the demand for our solutions, and the timing of purchases by our customers, and the length of the sales cycles, particularly larger purchases;
•fluctuations in the rate of utilization by customers of the cloud to manage their business needs, or a slow-down in the migration of enterprise systems to the cloud;
•the impact of recessionary pressures or uncertainties in global economy or in the economies of the countries in which we operate on our customer’s purchasing decisions and the length of our sales cycles:
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
•general economic, industry and market conditions, both domestically and in our foreign markets, including regional or geopolitical conflicts or other disruptions to commerce;
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
Our business depends on the overall demand for software intelligence solutions, particularly demand from mid- to large-sized accounts worldwide, and the purchase of our solutions by such organizations is often discretionary. In recent months, we have observed increased economic uncertainty in the United States and abroad and lengthening sales cycles. In an economic downturn or during periods of economic or political instability, we believe that our customers or prospects may reduce their operating or IT budgets, which could cause them to defer or forego purchases of software intelligence solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts or renewals. To the extent purchases of software intelligence solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak or turbulent global economic conditions or a reduction in software intelligence spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals and lower revenue. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business and financial results.
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
As a result of the ongoing COVID-19 pandemic, we limited occupancy or temporarily closed our global offices, and suspended or limited company-related travel. A majority of all Dynatrace employees globally are continuing to work from home for a substantial portion of the time, and we changed many previously in-person employee, customer or industry events to virtual-only, such as our annual Sales Kickoff and Perform 2021. We also changed how we spend on marketing and lead generation activities, putting an increased focus on digital, on-line marketing and lead generation. More recently, we are returning to in-person events, such as Sales Kickoff 2022, where a large number of our employees are gathered in a single venue and may be exposed to or infected by the coronavirus, which could have a negative impact on our productivity.
The conditions caused by the ongoing COVID-19 pandemic may affect our customers’ and prospective customers’ businesses, and may have an adverse impact on their ability or willingness to spend on software platforms or purchase our offerings or the timing of their purchasing decisions. The impact of the ongoing COVID-19 pandemic on our customers or prospective customers could also result in pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts or term licenses; or increase customer attrition rates. All of the foregoing could adversely affect our future sales, operating results and overall financial performance.
While the Federally-imposed vaccine mandate has been rendered unenforceable, in the event that we are in the future required by the laws of the countries and jurisdictions within which we operate to ensure that significant portions of our employees within those jurisdictions are fully vaccinated, some of our employees who fail or refuse to comply may be suspended or terminated or they may resign their employment, which could have a negative impact on our productivity, employee morale, sales, operating results and overall financial performance. If we fail to comply with these requirements, our sales within those jurisdictions could be negatively impacted, and we could be exposed to additional legal claims.
The duration and extent of the impact from the ongoing COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the continued transmission rate of the virus, the extent and effectiveness of current and future containment actions including actions that are mandated by local, regional and national governments, agencies and health authorities, the disruption caused by such actions, the efficacy of vaccines and rates of vaccination in various states and countries, the emergence of coronavirus variants, and the impact of these and other factors on our employees, customers, partners, vendors and the global economy. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle for our platform and the difficulty in making short-term adjustments to our operating expenses. Many of our customers are large accounts, whose purchasing decisions, budget cycles and constraints and evaluation processes are unpredictable and out of our control. During recessionary times, or when there is volatility or uncertainty in the global economy or in the economies of the countries in which we operate, our sales cycles may be elongated and our customer’s purchasing decisions may be delayed or cancelled. The length of our sales cycle, from initial evaluation to payment for our subscriptions can range from several months to over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment of resources in field sales, partner development, marketing and educating our customers about the use, technical capabilities and benefits of our platform and services. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform but also those of other companies or the consideration of internally developed alternatives including those using open-source software. Some of our customers initially deploy our platform on a limited basis, with no guarantee that they will deploy our platform widely enough across their organization to justify our substantial pre-sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team, including our Chief Executive Officer and other executive officers. All members of our senior management team are employed on an at-will basis, which means that they are not contractually obligated to remain employed with us and could terminate their employment with us at any time. Accordingly, and in spite of our efforts to retain our senior management team, our Chief Executive Officer or any other member of our senior management team could terminate his or her employment with us at any time, which could disrupt our operations and negatively impact employee morale and our culture. After his or her termination, such person could go to work for one of our competitors, after the expiration of any applicable non-compete period, and the restrictions on non-competition may in any case be difficult to enforce depending on the circumstances. The loss of our Chief Executive Officer or other senior executive officers or one or more members of our senior management team, particularly if closely grouped, could disrupt our operations, negatively impact employee morale and our culture, and adversely affect our ability to formulate and execute our business plan and thus, our business, operating results and prospects could be adversely affected. For example, we have initiated a search for a new Chief Financial Officer following our announcement on May 18, 2022 that our Chief Financial Officer, Kevin Burns, will be leaving the Company at the end of the calendar year 2022. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train and integrate strategic hires, our business, operating results and financial condition could be adversely affected.
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
At June 30, 2022, we had approximately $300.0 million of aggregate indebtedness, as defined in the Credit Agreement, consisting of $251.1 million outstanding under our first lien term loan facility, $15.4 million outstanding under a $25.0 million letter of credit sub-facility and $6.7 million in unamortized debt issuance fees. Under our first lien term loan facility, we were required to repay approximately $2.4 million of principal at the end of each quarter and are required to pay accrued interest on the last day of each interest accrual period. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $2.1 million for the three months ended June 30, 2022.
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
Our Credit Facility also contains numerous affirmative covenants, including financial covenants. Even if our Credit Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants. For a more detailed description of our indebtedness, see Note 6 to our condensed consolidated financial statements.
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
Our level of indebtedness could materially and adversely affect our financial condition.
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business by:
•increasing our vulnerability to general adverse economic and industry conditions, such as recent interest rate increases;
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•exposing us to the risk of continued increases to interest rates as certain of our borrowings are, and may in the future be, at variable interest rates.
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
We currently host our Dynatrace® solutions primarily using AWS, and we are expanding to include other cloud infrastructure providers such as Microsoft and Google. Our Dynatrace® solutions reside on hardware operated by these providers. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans, including the use of multiple AWS locations, any incident affecting AWS’ infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, actual or threatened public health emergencies (e.g. COVID-19), cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform and our ability to deliver our solutions to our customers. A prolonged AWS service disruption affecting our SaaS platform for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
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
As of June 30, 2022, we had 98 issued patents, 75 of which are in the United States, and 37 pending applications, of which 23 are in the United States. Our issued patents expire at various dates through September 2040. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Most recently on March 25, 2022, EU Commission and the U.S. White House announced that an agreement on Privacy Shield 2.0 has been reached. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our cross-border activities.
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
Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (or “CDPA”). The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA is similar to Virginia’s CDPA but also contains additional requirements. The new measure applies to companies conducting businesses in Colorado or who produce or deliver commercial products or services intentionally targeted to residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods and services from the sale of personal data and process or control the personal data of at least 25,000 consumers. Moreover, in March 2022, Utah’s governor signed the Utah Consumer Privacy Act (“UCPA”) into law and in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (“CTDPA”) into law. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado.
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
Revenue from customers located outside of the United States represented 45% and 50% for the three months ended June 30, 2022 and 2021, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:
•increased expenses associated with international sales and operations, including establishing and maintaining office space and equipment for our international operations;
•fluctuations in exchange rates between currencies in the markets where we do business, including the recently strengthened dollar;
•volatility, uncertainties and recessionary pressures in the global economy or in the economies of the countries in which we operate;
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
•compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act, and the U.K. Anti-Bribery Act;
•compliance with privacy, data protection and data security laws of many countries, including the EU’s GDPR, which became effective in May 2018, and the CCPA, which became effective on January 1, 2020;
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical disruption, may result in extreme volatility in credit, equity, and foreign currency markets. These conditions may also adversely affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles, which would adversely affect our overall pipeline as well as our revenue growth expectations. For example, we have recently seen lengthening sales cycles, which may affect our future revenues and results of operations. If macroeconomic or geopolitical conditions deteriorate or if the pace of recovery slows or is uneven, our overall results of operations could be adversely affected.
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
For customers who purchase our Dynatrace platform, whether they purchase SaaS or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the quarter ended June 30, 2022, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
We have transacted in foreign currencies and expect to transact in foreign currencies in the future. In addition, our international subsidiaries maintain assets and liabilities that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar will affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. As a result of such foreign currency exchange rate fluctuations, which have been increasingly prevalent alongside a strengthening U.S. dollar over recent periods, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $80.13 through June 30, 2022. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. For example, the Thoma Bravo Funds beneficially own 29.3% of our common stock and under applicable federal securities laws may sell such shares in the public market without our advance knowledge or participation. If Thoma Bravo were to dispose of a substantial portion of our shares in the public market, whether in a single transaction or a series of transactions, it could reduce the trading price of our common stock In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.
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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 29.3% of our issued and outstanding shares of common stock as of June 30, 2022. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine (collectively, the “Delaware Forum Provision”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Our bylaws further provide that the U.S. District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act” and such provision of our bylaws the “Federal Forum Provision”), as our principal executive offices are located in Waltham, Massachusetts. The Delaware Forum Provision and the Federal

Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the Delaware Forum Provision and Federal Forum Provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether courts in other states will enforce our Federal Forum Provision, and we may incur additional costs of litigation should such enforceability be challenged. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

DYNATRACE, INC.

Date:	August 3, 2022	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2022	By:	/s/ Kevin C. Burns
Kevin C. Burns
Chief Financial Officer & Treasurer
(Principal Financial Officer)