Form 10-Q
period 2022-09-30
Dynatrace, Inc.
filed 2022-11-02
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had 287,852,993 shares of common stock outstanding as of October 31, 2022.

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
•our expectations regarding the potential impact of the novel coronavirus (“COVID-19”) pandemic, or other future health pandemics and any related economic downturns, on our business, operations, and the markets in which we and our partners and customers operate; and
•certain macroeconomic factors facing the global economies, including rising inflation and changing interest rates.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2022	March 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$563,430	$462,967
Accounts receivable, net	185,728	350,666
Deferred commissions, current	62,861	62,601
Prepaid expenses and other current assets	39,259	72,188
Total current assets	851,278	948,422
Property and equipment, net	45,717	45,271
Operating lease right-of-use assets, net	61,374	58,849
Goodwill	1,279,535	1,281,876
Other intangible assets, net	84,380	105,736
Deferred tax assets, net	24,958	28,106
Deferred commissions, non-current	60,292	63,435
Other assets	14,451	9,615
Total assets	$2,421,985	$2,541,310

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$4,587	$22,715
Accrued expenses, current	129,976	141,556
Deferred revenue, current	561,474	688,554
Operating lease liabilities, current	12,876	12,774
Total current liabilities	708,913	865,599
Deferred revenue, non-current	16,950	25,783
Accrued expenses, non-current	25,243	19,409
Operating lease liabilities, non-current	54,255	52,070
Deferred tax liabilities	—	85
Long-term debt, net	214,947	273,918
Total liabilities	1,020,308	1,236,864
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 287,812,653 and 286,053,276 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	288	286
Additional paid-in capital	1,874,488	1,792,197
Accumulated deficit	(448,708)	(461,348)
Accumulated other comprehensive loss	(24,391)	(26,689)
Total shareholders' equity	1,401,677	1,304,446
Total liabilities and shareholders' equity	$2,421,985	$2,541,310
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	$261,306	$212,601	$510,864	$409,121
License	—	—	—	50
Service	18,020	13,753	35,735	26,923
Total revenue	279,326	226,354	546,599	436,094
Cost of revenue:
Cost of subscription	35,764	27,135	68,502	52,117
Cost of service	16,052	10,668	31,220	20,689
Amortization of acquired technology	3,888	3,864	7,780	7,694
Total cost of revenue	55,704	41,667	107,502	80,500
Gross profit	223,622	184,687	439,097	355,594

Operating expenses:
Research and development	51,907	37,908	100,389	72,633
Sales and marketing	104,669	86,301	209,684	166,783
General and administrative	40,074	31,689	76,395	58,611
Amortization of other intangibles	6,573	7,539	13,146	15,079
Restructuring and other	—	(1)	(10)	25
Total operating expenses	203,223	163,436	399,604	313,131
Income from operations	20,399	21,251	39,493	42,463
Interest expense, net	(513)	(2,651)	(2,688)	(5,508)
Other (expense) income, net	(1,214)	(1,299)	(3,464)	12
Income before income taxes	18,672	17,301	33,341	36,967
Income tax (expense) benefit	(8,146)	6,340	(20,701)	(32)
Net income	$10,526	$23,641	$12,640	$36,935
Net income per share:
Basic	$0.04	$0.08	$0.04	$0.13
Diluted	$0.04	$0.08	$0.04	$0.13
Weighted average shares outstanding:
Basic	287,190	283,923	286,699	283,295
Diluted	290,601	291,177	290,433	290,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income	$10,526	$23,641	$12,640	$36,935
Other comprehensive income
Foreign currency translation adjustment	1,818	2,394	2,298	736
Total other comprehensive income	1,818	2,394	2,298	736
Comprehensive income	$12,344	$26,035	$14,938	$37,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended September 30, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, June 30, 2022	287,259	$287	$1,830,782	$(459,234)	$(26,209)	$1,345,626
Foreign currency translation					1,818	1,818
Restricted stock units vested	378	1	(1)			—
Exercise of stock options	176	—	3,057			3,057
Share-based compensation			40,654			40,654
Equity repurchases			(4)			(4)
Net income				10,526		10,526
Balance, September 30, 2022	287,813	$288	$1,874,488	$(448,708)	$(24,391)	$1,401,677

	Three Months Ended September 30, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2021	284,218	$284	$1,687,044	$(500,505)	$(27,869)	$1,158,954
Foreign currency translation					2,394	2,394
Restricted stock units vested	301	—				—
Restricted stock awards forfeited	(19)	—				—
Exercise of stock options	525	1	10,453			10,454
Share-based compensation			25,575			25,575
Equity repurchases			(16)			(16)
Net income				23,641		23,641
Balance, September 30, 2021	285,025	$285	$1,723,056	$(476,864)	$(25,475)	$1,221,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Six Months Ended September 30, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2022	286,053	$286	$1,792,197	$(461,348)	$(26,689)	$1,304,446
Foreign currency translation					2,298	2,298
Restricted stock units vested	1,264	2	(2)			—
Restricted stock awards forfeited	(14)	—				—
Issuance of common stock related to employee stock purchase plan	266	—	8,627			8,627
Exercise of stock options	244	—	4,332			4,332
Share-based compensation			69,349			69,349
Equity repurchases			(15)			(15)
Net income				12,640		12,640
Balance, September 30, 2022	287,813	$288	$1,874,488	$(448,708)	$(24,391)	$1,401,677

	Six Months Ended September 30, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2021	283,130	$283	$1,653,328	$(513,799)	$(26,211)	$1,113,601
Foreign currency translation					736	736
Restricted stock units vested	797	1	(1)			—
Restricted stock awards forfeited	(19)	—				—
Issuance of common stock related to employee stock purchase plan	204	—	6,593			6,593
Exercise of stock options	913	1	18,339			18,340
Share-based compensation			44,827			44,827
Equity repurchases			(30)			(30)
Net income				36,935		36,935
Balance, September 30, 2021	285,025	$285	$1,723,056	$(476,864)	$(25,475)	$1,221,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$12,640	$36,935
Adjustments to reconcile net income to cash provided by operations:
Depreciation	5,746	5,049
Amortization	21,068	23,057
Share-based compensation	69,349	44,827
Other	4,484	1,010
Net change in operating assets and liabilities:
Accounts receivable	153,512	92,314
Deferred commissions	(3,618)	(6,347)
Prepaid expenses and other assets	25,128	(16,456)
Accounts payable and accrued expenses	(14,428)	(9,118)
Operating leases, net	44	401
Deferred revenue	(101,429)	(69,904)
Net cash provided by operating activities	172,496	101,768

Cash flows from investing activities:
Purchase of property and equipment	(11,237)	(7,612)
Acquisition of businesses, net of cash acquired	—	(13,004)
Net cash used in investing activities	(11,237)	(20,616)

Cash flows from financing activities:
Repayment of term loans	(60,000)	(60,000)
Proceeds from employee stock purchase plan	8,627	6,593
Proceeds from exercise of stock options	4,332	18,339
Equity repurchases	(15)	(30)
Net cash used in financing activities	(47,056)	(35,098)

Effect of exchange rates on cash and cash equivalents	(13,740)	(697)

Net increase in cash and cash equivalents	100,463	45,357

Cash and cash equivalents, beginning of period	462,967	324,962
Cash and cash equivalents, end of period	$563,430	$370,319

Supplemental cash flow data:
Cash paid for interest	$4,743	$4,560
Cash (received from) paid for tax, net	$(23,567)	$12,382
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of September 30, 2022 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three and six months ended September 30, 2022 and 2021, statements of cash flows for the six months ended September 30, 2022 and 2021, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022, its results of operations for the three and six months ended September 30, 2022 and 2021, and its cash flows for the six months ended September 30, 2022 and 2021 in accordance with U.S. GAAP. The results for the three and six months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Annual Report”).
Use of estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to the stand-alone selling price for each distinct performance obligation in customer contracts with multiple performance obligations, the allowance for credit losses, the fair value of tangible and intangible assets acquired, the valuation of long-lived assets, the period of benefit for deferred commissions and material rights, income taxes, equity-based compensation expense, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Significant accounting policies
The Company’s significant accounting policies are discussed in Note 2, “Significant Accounting Policies” in the Company’s Annual Report. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report that have had a material impact on its condensed consolidated financial statements and related notes.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$167,755	60%	$123,892	54%	$324,504	59%	$236,664	54%
Europe, Middle East and Africa	69,597	25%	69,347	31%	139,745	26%	136,391	31%
Asia Pacific	27,446	10%	23,939	11%	53,541	10%	46,075	11%
Latin America	14,528	5%	9,176	4%	28,809	5%	16,964	4%
Total revenue	$279,326		$226,354		$546,599		$436,094
For the three and six months ended September 30, 2022 and 2021, the United States was the only country that represented more than 10% of the Company’s revenue in any period, constituting $158.3 million and 57% and $115.1 million and 51% of total revenue during the three months ended September 30, 2022 and 2021, respectively, and $305.8 million and 56% and $219.6 million and 50% of total revenue during the six months ended September 30, 2022 and 2021, respectively.
Deferred revenue
Revenue recognized during the three months ended September 30, 2022 and 2021, which was included in the deferred revenue balance at the beginning of each respective period, was $192.0 million and $151.6 million, respectively. Revenue recognized during the six months ended September 30, 2022 and 2021, which was included in the deferred revenue balance at the beginning of each respective period, was $425.7 million and $336.7 million, respectively.
Remaining performance obligations
As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,534.0 million, which consists of both billed consideration in the amount of $578.4 million and unbilled consideration in the amount of $955.6 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 57% of this amount as revenue over the next twelve months and the remainder thereafter.
4.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for the six months ended September 30, 2022 consists of the following (in thousands):

September 30, 2022
Balance, beginning of period	$1,281,876
Foreign currency impact	(2,341)
Balance, end of period	$1,279,535

Other intangible assets, net excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		September 30, 2022	March 31, 2022
Capitalized software	107	$191,508	$191,900
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		598,066	598,458
Less: accumulated amortization		(513,686)	(492,722)
Total other intangible assets, net		$84,380	$105,736
Amortization of other intangible assets totaled $10.5 million and $11.6 million for the three months ended September 30, 2022 and 2021, respectively, and $21.1 million and $23.1 million for the six months ended September 30, 2022 and 2021, respectively.
5.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended September 30, 2022 was 43.6% compared to negative 36.6% for the three months ended September 30, 2021. The Company’s effective tax rate for the six months ended September 30, 2022 was 62.1% compared to 0.1% for the six months ended September 30, 2021. The increase in the effective tax rate for both the three months ended September 30, 2022 and 2021 and the six months ended September 30, 2022 and 2021 is primarily due to a decrease in share-based compensation windfall benefits as well as effects of the new requirement under Section 174 of the Internal Revenue Code (“IRC”) to capitalize and amortize research and development expenses in the U.S. The capitalization of research and development expenses resulted in an increase to the Company’s taxable income and foreign derived intangible income (“FDII”), resulting in a corresponding increase in the Company’s FDII deduction. However, no tax benefit is recognized for the deferred tax asset established for these capitalized research and development expenses due to the Company’s valuation allowance position in the U.S. The effective tax rate for the six months ended September 30, 2021 also included a $2.1 million one-time benefit related to anticipated tax refunds resulting from a favorable Polish research and development ruling.

Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at September 30, 2022, a valuation allowance continues to be recorded against certain deferred tax assets based upon the conclusion that it was more likely than not that these assets would not be realized. The valuation allowance at September 30, 2022 relates primarily to capitalized development costs, share-based compensation, accrued interest and foreign tax credits. Given the Company’s current earnings and anticipated future earnings, it is reasonably possible that within the next twelve months sufficient positive evidence may become available to allow the Company to conclude that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets. However, the exact timing and amount of the valuation allowance release are subject to change based on the Company’s ability to generate U.S. taxable earnings and utilization of deferred tax assets.
6.    Long-term Debt
Long-term debt consists of the following (in thousands, except percentages):

	September 30, 2022		March 31, 2022
	Amount	Effective Rate	Amount	Effective Rate
First Lien Term Loan	$221,125	5.4%	$281,125	2.7%
Revolving credit facility	—		—
Total principal	221,125		281,125
Unamortized discount and debt issuance costs	(6,178)		(7,207)
Total debt	214,947		273,918
Less: Current portion of long-term debt	—		—
Long-term debt	$214,947		$273,918

First lien credit facilities
The Company’s First Lien Credit Agreement, as amended, provides for a term loan facility, or the First Lien Term Loan, in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility, or the Revolving Facility, in an aggregate amount of $60.0 million. The Revolving Facility includes a $25.0 million letter of credit sub-facility. The First Lien Term Loan and Revolving Facility mature on August 23, 2025 and August 23, 2023, respectively. There were $15.1 million and $15.6 million letters of credit issued as of September 30, 2022 and March 31, 2022, respectively. The Company had $44.9 million and $44.4 million of availability under the Revolving Facility as of September 30, 2022 and March 31, 2022, respectively.
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
All of the indebtedness under the First Lien Credit Agreement is and will be guaranteed by the Company’s existing and future material domestic subsidiaries and is and will be secured by substantially all of the assets of the Company and such guarantors. The First Lien Credit Agreement contains customary negative covenants. At September 30, 2022, the Company was in compliance with all applicable covenants.
7.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2023 to 2033. As of September 30, 2022, the weighted average remaining lease term was 6.0 years and the weighted average discount rate was 5.0%. The Company does not have any finance leases as of September 30, 2022.
The Company has a sublease of a former office which expires in fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.5 million for both the three months ended September 30, 2022 and 2021, and $1.1 million for both the six months ended September 30, 2022 and 2021.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense (1)	$3,071	$2,612	$5,995	$5,081
Short-term lease expense	$429	$238	$851	$433
Variable lease expense	$164	$386	$376	$547
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Six Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$7,563	$6,513
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$13,713	$22,877
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.

As of September 30, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2023	$7,724
2024	15,830
2025	13,327
2026	10,484
2027	9,684
Thereafter	19,125
Total operating lease payments (1)	76,174
Less: imputed interest	(9,043)
Total operating lease liabilities	$67,131
_________________
(1) Presented gross of sublease income.
As of September 30, 2022, the Company had commitments of $25.1 million for operating leases that have not yet commenced and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal years ended March 31, 2023 through March 31, 2025 with lease terms ranging from 2 to 10 years.
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
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2022, 44,261,855 shares of common stock were available for future issuance under the 2019 Plan.
Stock options
The following table summarizes activity for stock options during the period ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2022	6,968	$21.87	7.6	$176,839
Exercised	(244)	17.82
Forfeited or expired	(399)	25.12
Balance, September 30, 2022	6,325	$21.82	6.5	$86,079
Options vested and expected to vest at September 30, 2022	6,325	$21.82	6.5	$86,079
Options vested and exercisable at September 30, 2022	3,942	$20.60	6.1	$57,495

As of September 30, 2022, the total unrecognized compensation expense related to non-vested stock options is $19.7 million and is expected to be recognized over a weighted average period of 1.2 years. The Company recognized $4.0 million and $4.6 million of share-based compensation expense related to stock options for the three months ended September 30, 2022 and 2021, respectively, and $9.2 million and $9.3 million of share-based compensation expense related to stock options for the six months ended September 30, 2022 and 2021, respectively.
Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the period ended September 30, 2022:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2022	202	$16.00	5,180	$42.43
Granted	—	—	5,680	40.62
Vested	(150)	16.00	(1,264)	38.70
Forfeited	(14)	16.00	(510)	42.93
Balance, September 30, 2022	38	$16.00	9,086	$41.71
RSUs outstanding as of September 30, 2022 were comprised of 8.0 million RSUs with only service conditions and 1.1 million RSUs with both service and performance conditions (“PSUs”).
During the six months ended September 30, 2022, the Company granted PSUs to certain key employees that generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years (the “Annual PSUs”). The number of shares that may be earned pursuant to the Annual PSUs is based on specific company metrics related to the Company’s fiscal year ending March 31, 2023. No Annual PSUs will be earned with respect to any metric if the applicable “threshold” percentage of the specific metric is not achieved, and the overall number of shares that may be earned shall not exceed 150% of the target award. Once the Annual PSUs are earned, they are then also subject to time-based vesting, with 33% of the earned Annual PSUs vesting on the first anniversary of the grant date, and with the remaining 67% vesting in eight equal quarterly installments over the following two years, and provided that the executive officer remains employed by the Company through the applicable vesting date.
As of September 30, 2022, the total unrecognized compensation expense related to unvested restricted stock awards is $0.5 million and is expected to be recognized over a weighted average period of 0.5 years. As of September 30, 2022, the total unrecognized compensation expense related to unvested restricted stock units is $323.0 million and is expected to be recognized over a weighted average period of 2.5 years. The Company recognized $34.7 million and $19.6 million of share-based compensation expense related to restricted shares and units for the three months ended September 30, 2022 and 2021, respectively, and $56.7 million and $33.1 million of share-based compensation expense related to restricted shares and units for the six months ended September 30, 2022 and 2021, respectively.
Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the six months ended September 30, 2022, 265,681 shares of common stock were purchased under the ESPP. As of September 30, 2022, 13,782,205 shares of common stock were available for future issuance under the ESPP.
As of September 30, 2022, there was approximately $1.5 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $2.0 million and $1.3 million of share-based compensation expense related to the ESPP for the three months ended September 30, 2022 and 2021, respectively, and $3.5 million and $2.4 million of share-based compensation expense related to the ESPP for the six months ended September 30, 2022 and 2021, respectively.

Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$5,235	$3,485	$9,125	$6,137
Research and development	10,997	5,456	18,282	9,423
Sales and marketing	13,938	9,612	24,014	17,220
General and administrative	10,484	7,022	17,928	12,047
Total share-based compensation	$40,654	$25,575	$69,349	$44,827
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$10,526	$23,641	$12,640	$36,935
Denominator:
Weighted average shares outstanding, basic	287,190	283,923	286,699	283,295
Dilutive effect of stock-based awards	3,411	7,254	3,734	6,959
Weighted average shares outstanding, diluted	290,601	291,177	290,433	290,254

Net income per share, basic	$0.04	$0.08	$0.04	$0.13
Net income per share, diluted	$0.04	$0.08	$0.04	$0.13
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three and six months ended September 30, 2022 and 2021 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Stock options	892	148	1,070	159
Unvested RSAs and RSUs	2,089	23	1,217	27
11.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.

Property and equipment, net
The following table presents property and equipment by geographic region for the periods presented (in thousands):

	September 30, 2022	March 31, 2022
North America	$18,560	$15,462
Europe, Middle East and Africa	24,654	28,195
Asia Pacific	2,373	1,429
Latin America	130	185
Total property and equipment, net	$45,717	$45,271
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
Overview
We offer the market-leading software intelligence platform, purpose-built for dynamic hybrid, multicloud environments. As enterprises and public sector institutions embrace the cloud to effect their digital transformation, we designed our unified platform to address the growing complexity faced by IT, development, security, and business operations teams. With automation and intelligence at its core, our platform delivers precise answers about the performance and security of applications, the underlying infrastructure and the experience of all users to enable teams to innovate faster, simplify cloud complexity, collaborate more efficiently, and secure cloud-native applications. We designed our platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for consistently better business outcomes. As a result, as of September 30, 2022, our products are trusted by more than 3,400 Dynatrace customers in over 90 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance Module and extended with our Infrastructure Monitoring, Digital Experience Monitoring, Digital Business Analytics, Application Security, or Cloud Automation Modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and is the primary offering we sell. Dynatrace® customers increased to more than 3,400 as of September 30, 2022 from approximately 3,100 as of September 30, 2021.

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
See the section titled “Risk Factors” included under Part II, Item 1A for further discussion of the possible impact of the ongoing COVID-19 pandemic, or other future health pandemics and any related economic downturns, on our business.
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
•Increase penetration within existing customers. We plan to continue to increase penetration within our existing customers by expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing customers, across new customer applications, and into additional business units or divisions. We have sustained our Dynatrace® net expansion rate at or above 120% for eighteen consecutive quarters.
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
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	September 30,
	2022	2021
Total ARR (in thousands)	1,064,951	863,863
Dynatrace® Net Expansion Rate	120%+	120%+
Annual Recurring Revenue “ARR”: We define ARR as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage.
Dynatrace® Net Expansion Rate: We define the Dynatrace® net expansion rate as the ARR derived from the Dynatrace® platform at the end of a reporting period for the cohort of Dynatrace® accounts as of one year prior to the date of calculation, divided by the

Dynatrace® ARR one year prior to the date of calculation for that same cohort. Beginning in fiscal 2023, this calculation excludes the headwind associated with the Dynatrace perpetual license ARR given diminishing impact of perpetual license ARR. We present Dynatrace® net expansion rate on a constant currency basis to provide a framework for assessing how our business performed excluding the effects of foreign currency rate fluctuations.
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
Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022		2021
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$261,306	94%	$212,601	94%
Service	18,020	6%	13,753	6%
Total revenue	279,326	100%	226,354	100%
Cost of revenue:
Cost of subscription	35,764	13%	27,135	11%
Cost of service	16,052	6%	10,668	5%
Amortization of acquired technology	3,888	1%	3,864	2%
Total cost of revenue (1)	55,704	20%	41,667	18%
Gross profit	223,622	80%	184,687	82%

Operating expenses:
Research and development (1)	51,907	19%	37,908	17%
Sales and marketing (1)	104,669	37%	86,301	38%
General and administrative (1)	40,074	14%	31,689	14%
Amortization of other intangibles	6,573	2%	7,539	3%
Restructuring and other	—		(1)
Total operating expenses	203,223		163,436
Income from operations	20,399		21,251
Other expense, net	(1,727)		(3,950)
Income before income taxes	18,672		17,301
Income tax (expense) benefit	(8,146)		6,340
Net income	$10,526		$23,641
(1)  Includes share-based compensation expense as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Cost of revenue	$5,235	$3,485
Research and development	10,997	5,456
Sales and marketing	13,938	9,612
General and administrative	10,484	7,022
Total share-based compensation	$40,654	$25,575

Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Subscription	$261,306	$212,601	$48,705	23%
Service	18,020	13,753	4,267	31%
Total revenue	$279,326	$226,354	$52,972	23%
Subscription
Subscription revenue increased by $48.7 million, or 23%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue increased by $4.3 million, or 31%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. We generally recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$35,764	$27,135	$8,629	32%
Cost of service	16,052	10,668	5,384	50%
Amortization of acquired technology	3,888	3,864	24	1%
Total cost of revenue	$55,704	$41,667	$14,037	34%
Cost of subscription
Cost of subscription increased by $8.6 million, or 32%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $4.8 million and increased cloud-based hosting costs of $1.9 million. Also contributing to this increase were increased allocated overhead costs of $0.8 million and higher share-based compensation of $0.8 million.
Cost of service
Cost of service increased by $5.4 million, or 50%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase is primarily the result of higher personnel costs of $3.2 million, higher share-based compensation of $0.9 million, and higher partner enablement costs of $0.8 million. Also contributing to the increase were increased allocated overhead costs of $0.3 million
Amortization of acquired technologies
For the three months ended September 30, 2022 and 2021, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of us in 2014.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$225,542	$185,466	$40,076	22%
Service	1,968	3,085	(1,117)	(36%)
Amortization of acquired technology	(3,888)	(3,864)	(24)	1%
Total gross profit	$223,622	$184,687	$38,935	21%
Gross margin:
Subscription	86%	87%
Service	11%	22%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	80%	82%
Subscription
Subscription gross profit increased by $40.1 million, or 22%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in gross profit is primarily due to the growth of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Subscription gross margin decreased from 87% to 86% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to higher personnel and share-based compensation costs to support the growth of our subscription cloud-based offering.
Service
Service gross profit decreased by $1.1 million, or 36%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Service gross margin was 11% for the three months ended September 30, 2022 compared to 22% for the three months ended September 30, 2021. The decrease in gross profit and gross margin is primarily due to higher partner enablement costs as well as higher share-based compensation of $0.9 million.
Operating Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$51,907	$37,908	$13,999	37%
Sales and marketing	104,669	86,301	18,368	21%
General and administrative	40,074	31,689	8,385	26%
Amortization of other intangibles	6,573	7,539	(966)	(13%)
Restructuring and other	—	(1)	1	(100%)
Total operating expenses	$203,223	$163,436	$39,787	24%
Research and development
Research and development expenses increased by $14.0 million, or 37%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase is due to increased personnel and other costs of $5.3 million to expand our product offerings and higher share-based compensation of $5.5 million. Further contributing to the increase were increased allocated overhead costs of $1.3 million to support the growth of the business and related infrastructure and higher cloud-based hosting costs and subscriptions of $1.0 million.

Sales and marketing
Sales and marketing expenses increased by $18.4 million, or 21%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by an increase in personnel costs of $13.2 million and higher share-based compensation of $4.3 million. Further contributing to the increase were $1.2 million of higher travel expenses and $1.1 million of increased allocated overhead costs to support the growth of the business and related infrastructure. Slightly offsetting this increase was a decrease in advertising expenses of $1.9 million.
General and administrative
General and administrative expenses increased $8.4 million, or 26%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to an increase in personnel costs of $6.0 million, as well as higher share-based compensation of $3.5 million. Further contributing to the increase were increased cloud-based hosting costs and subscriptions of $1.5 million, and higher IT and facility expenses of $1.0 million primarily related to new offices and expansions. Slightly offsetting this increase were decreased allocated overhead costs of $3.6 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.0 million, or 13%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net decreased by $2.2 million, or 56%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease is primarily the result of higher interest income on cash equivalents.
Income Tax (Expense) Benefit
Income tax expense for the three months ended September 30, 2022 of $8.1 million represented a $14.5 million increase as compared to a benefit of $6.3 million for the three months ended September 30, 2021. This increase was primarily due to a decrease in share-based compensation windfall benefits. Also, the income tax benefit for the three months ended September 30, 2021 included a one-time tax benefit from a favorable Polish research and development ruling.

Comparison of the Six Months Ended September 30, 2022 and 2021

	Six Months Ended September 30,
	2022		2021
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$510,864	93%	$409,121	94%
License	—	—%	50	—%
Service	35,735	7%	26,923	6%
Total revenue	546,599	100%	436,094	100%
Cost of revenue:
Cost of subscription	68,502	13%	52,117	11%
Cost of service	31,220	6%	20,689	5%
Amortization of acquired technology	7,780	1%	7,694	2%
Total cost of revenue (1)	107,502	20%	80,500	18%
Gross profit	439,097	80%	355,594	82%

Operating expenses:
Research and development (1)	100,389	18%	72,633	17%
Sales and marketing (1)	209,684	38%	166,783	38%
General and administrative (1)	76,395	14%	58,611	13%
Amortization of other intangibles	13,146	2%	15,079	3%
Restructuring and other	(10)		25
Total operating expenses	399,604		313,131
Income from operations	39,493		42,463
Other expense, net	(6,152)		(5,496)
Income before income taxes	33,341		36,967
Income tax expense	(20,701)		(32)
Net income	$12,640		$36,935
(1)  Includes share-based compensation expense as follows:

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Cost of revenue	$9,125	$6,137
Research and development	18,282	9,423
Sales and marketing	24,014	17,220
General and administrative	17,928	12,047
Total share-based compensation	$69,349	$44,827
Revenue

	Six Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$510,864	$409,121	$101,743	25%
License	—	50	(50)	(100%)
Services	35,735	26,923	8,812	33%
Total revenue	$546,599	$436,094	$110,505	25%

Subscription
Subscription revenue increased by $101.7 million, or 25%, for the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions.
License
License revenue decreased by $0.1 million, or 100%, for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. We are no longer selling our Classic products.
Service
Service revenue increased by $8.8 million, or 33%, for the six months ended September 30, 2022, as compared to the six months ended September 30, 2021. We generally recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Six Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Cost of subscriptions	$68,502	$52,117	$16,385	31%
Cost of services	31,220	20,689	10,531	51%
Amortization of acquired technology	7,780	7,694	86	1%
Total cost of revenue	$107,502	$80,500	$27,002	34%
Cost of subscriptions
Cost of subscriptions increased $16.4 million, or 31%, for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $8.4 million and increased cloud-based hosting costs and subscriptions of $3.6 million, as well as higher share-based compensation of $1.3 million. Also contributing to the increase were increased allocated overhead costs of $1.8 million to support the growth of the business and related infrastructure and higher travel costs of $0.9 million.
Cost of services
Cost of services increased by $10.5 million, or 51%, for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. The increase was the result of higher personnel costs of $6.9 million, higher share-based compensation of $1.7 million, increased allocated overhead costs of $0.7 million, and increased travel costs of $0.5 million.
Amortization of acquired technologies
For the six months ended September 30, 2022 and 2021, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Six Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$442,362	$357,004	$85,358	24%
License	—	50	(50)	(100%)
Services	4,515	6,234	(1,719)	(28%)
Amortization of acquired technology	(7,780)	(7,694)	(86)	1%
Total gross profit	$439,097	$355,594	$83,503	23%
Gross margin:
Subscriptions	87%	87%
License	—%	100%
Services	13%	23%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	80%	82%
Subscriptions
Subscriptions gross profit increased by $85.4 million, or 24%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. Subscription gross margin remained consistent at 87% during the six months ended September 30, 2022 and the six months ended September 30, 2021. The increase in gross profit is primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions.
License
License gross profit decreased by $0.1 million, or 100%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. The decrease was the result of a decline in sales of our Classic products.
Services
Services gross profit decreased by $1.7 million, or 28%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. Services gross margin decreased from 23% to 13% during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. The decrease in gross profit and gross margin was primarily due to higher share-based compensation costs.
Operating Expenses

	Six Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$100,389	$72,633	$27,756	38%
Sales and marketing	209,684	166,783	42,901	26%
General and administrative	76,395	58,611	17,784	30%
Amortization of other intangibles	13,146	15,079	(1,933)	(13%)
Restructuring and other	(10)	25	(35)	(140%)
Total operating expenses	$399,604	$313,131	$86,473	28%

Research and development
Research and development expenses increased $27.8 million, or 38%, for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. The increase is primarily attributable to increased personnel and other costs to expand our product offerings of $10.7 million and higher share-based compensation of $8.9 million. The increase is also attributable to higher allocated overhead costs of $3.6 million to support the growth of the business and related infrastructure, increased cloud-based hosting costs and subscriptions of $1.8 million, and higher travel costs of $1.1 million.
Sales and marketing
Sales and marketing expenses increased $42.9 million, or 26%, for the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, primarily driven by an increase of $25.4 million in personnel costs and higher share-based compensation of $6.8 million. Further contributing to the increase were increased travel expenses of $7.2 million primarily related to our annual sales kick-off event held in person in the first quarter of fiscal 2023, higher allocated overhead costs of $2.5 million to support the growth of the business and related infrastructure, and increased cloud-based hosting costs and subscriptions of $1.4 million. Slightly offsetting the increase was a decrease in advertising costs of $2.4 million.
General and administrative
General and administrative expenses increased $17.8 million, or 30%, for the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, primarily due to an increase in personnel costs of $10.5 million, higher share-based compensation of $5.9 million, higher facilities and IT expenses related to new offices and expansions of $2.9 million, increased software and subscription costs of $2.7 million, and increased professional fees of $2.4 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.9 million, or 13%, for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net increased by $0.7 million, or 12%, for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. The increase in other expense was primarily a result of higher net foreign currency losses, partially offset by higher interest income on cash equivalents.
Income Tax Expense
Income tax expense for the six months ended September 30, 2022 of $20.7 million represented a $20.7 million increase as compared to an expense of approximately zero for the six months ended September 30, 2021. This increase was primarily driven by a decrease in share-based compensation tax windfall benefits and effects of the new requirement under Section 174 of the IRC to capitalize and amortize research and development expenses in the U.S., generating current tax expense with no offsetting deferred tax benefit due to our valuation allowance position.
Liquidity and Capital Resources
As of September 30, 2022, we had $563.4 million of cash and cash equivalents and $44.9 million available under our revolving credit facility. Since inception, we have financed our operations primarily through payments by our customers for use of our product offerings and related services and, to a lesser extent, the net proceeds we have received from sales of equity securities and borrowings on our term loan facilities. Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.
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
Our material cash requirements from known contractual and other obligations consist of our long-term debt agreements, rent payments required under operating lease agreements, and interest obligations on our term loan. As of September 30, 2022, total contractual commitments were $332.1 million, with $19.8 million committed within the next twelve months. For further information see Notes 6 and 7 of the notes to the condensed consolidated financial statements in this Quarterly Report.
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
Our Credit Facilities
As of September 30, 2022, the balance outstanding under our first lien term loan was $221.1 million and is included in long-term debt on our condensed consolidated balance sheets. We had $44.9 million available under the revolving credit facility after considering $15.1 million of letters of credit outstanding. All of our obligations under our term loans are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets. At September 30, 2022, we were in compliance with all applicable covenants pertaining to the First Lien Credit Agreement. Our credit facilities are discussed further in Note 6 of the notes to the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Cash provided by operating activities (1)	$172,496	$101,768
Cash used in investing activities	(11,237)	(20,616)
Cash used in financing activities	(47,056)	(35,098)
Effect of exchange rate changes on cash and cash equivalents	(13,740)	(697)
Net increase in cash and cash equivalents	$100,463	$45,357
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Cash paid for interest	$4,743	$4,560
Cash (received from) paid for tax, net	$(23,567)	$12,382
Operating Activities
For the six months ended September 30, 2022, cash provided by operating activities was $172.5 million as a result of net income of $12.6 million, and adjusted by non-cash charges of $100.6 million and a change of $59.2 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $69.3 million and depreciation and amortization of $26.8 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $153.5 million due to the timing of receipts of payments from customers and a decrease in prepaid expenses and other assets of $25.1 million driven by timing of payments in advance of future services. Partially offsetting this was a decrease in deferred revenue of $101.4 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, and a decrease in accounts payable and accrued expenses of $14.4 million driven by timing of payments.

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
Investing Activities
Cash used in investing activities during the six months ended September 30, 2022 was $11.2 million as a result of the purchases of property and equipment.
Cash used in investing activities during the six months ended September 30, 2021 was $20.6 million, as a result of two acquisitions made in the first half of fiscal 2022 of $13.0 million and the purchases of property and equipment of $7.6 million.
Financing Activities
Cash used in financing activities during the six months ended September 30, 2022 was $47.1 million, primarily as a result of repayments of our term loan of $60.0 million, partially offset by proceeds from our employee stock purchase plan of $8.6 million and proceeds from the exercise of our stock options of $4.3 million.
Cash used in financing activities during the six months ended September 30, 2021 was $35.1 million, primarily as a result of repayments of our term loans of $60.0 million, partially offset by the proceeds from the exercise of our stock options of $18.3 million and proceeds from our employee stock purchase plan of $6.6 million.
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
Interest Rate Risk
We had cash and cash equivalents of $563.4 million and $463.0 million as of September 30, 2022 and March 31, 2022, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk which may affect our interest income. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
As of September 30, 2022, we also had in place a $60.0 million revolving credit facility, with availability of $44.9 million, and $221.1 million in term loans. The revolving credit facility and the term loan bear interest based on the adjusted LIBOR rate, as defined in the agreement, plus an applicable margin, equivalent to 5.4% at September 30, 2022. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of September 30, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to, nor is our property currently subject to, any material legal proceedings, nor are we involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations. We are not aware of any governmental inquiries or investigations into our business.
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
•Our quarterly and annual operating results may be adversely affected due to a variety of factors, which could make our future results difficult to predict.
•Our level of indebtedness could materially and adversely affect our financial condition.

•Failure to protect and enforce our proprietary technology and intellectual property rights could substantially harm our business, operating results and financial condition.
•The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this or other future health pandemics and any related economic downturns will impact our future results of operations and overall financial performance remains uncertain.
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
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2021 to the year ended March 31, 2022, our subscription revenue grew 33% from $655.2 million to $870.4 million, respectively. From the six months ended September 30, 2021 to the six months ended September 30, 2022, our subscription revenue grew 25% from $409.1 million to $510.9 million, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:
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
The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this or other future health epidemics and any related economic downturns will impact our future results of operations and overall financial performance remains uncertain.
The global COVID-19 pandemic and virus containment measures taken, or proposed to be taken, by federal and state governments have resulted in, and may continue to result in, business slowdowns or shutdowns, weakened economic conditions, economic uncertainty, volatility in the financial markets, both regionally and worldwide, and disruptions to the normal operations of our business and many of our customers’ businesses.
As a result of the ongoing COVID-19 pandemic, we limited occupancy or temporarily closed our global offices, have had many employees work from home, suspended or limited company-related travel, and changed many previously in-person employee, customer or industry events to virtual-only. We also changed how we spend on marketing and lead generation activities, putting an increased focus on digital, on-line marketing and lead generation. The long-term effect of these changes are still unknown and could adversely affect our culture and business. More recently, we are returning to in-person events, such as Sales Kickoff 2022, and reopening our offices, although many employees globally continue to work from home for a substantial portion of the time. An increasing number of in-person events, where a large number of our employees are gathered in a single venue and may be exposed to or infected by the coronavirus, could have a negative impact on our productivity.
Impacts to our business from health epidemics depends on multiple factors that cannot be accurately predicted, such as the duration and scope of the epidemic, the extent and effectiveness of containment actions, the disruption caused by such actions, and the efficacy and rates of vaccines. Future health epidemics could have severe impacts on our business and our customers’ and prospective customers’ businesses, for example, by adversely impacting their timing, ability or willingness to spend on software platforms or purchase our offerings. Negative effects of health epidemics on our customers or prospective customers could lead to pricing discounts or extended payment terms, reductions in the amount or duration of customers’ subscription contracts or term licenses, or increase customer attrition rates. Further, any vaccine requirements applicable to our workforce could subject us to additional legal claims for non-compliance, and we may be required to suspend or terminate non-compliant individuals or they may resign. Any of the foregoing could adversely affect our productivity, employee morale, future sales, operating results and overall financial performance.
Health epidemics may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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
In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. For example, we made significant investments in our new application security offering and in developing our Grail™ core technology. Our new solutions and solution enhancements, including our new application security offering and our current and future offerings based on our Grail™ core technology, could fail to attain sufficient market acceptance for many reasons, including:
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
•develop or expand relationships with technology partners, systems integrators, resellers, online marketplaces and other partners including strategic alliances and cloud-focused partnerships with global system integrators, including Deloitte and DXC, and hyperscalers such as Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM Red Hat and others, some of which may also compete with us;
•expand into new geographies and markets, including the business intelligence and data analytics market;
•deploy our platform and solutions for new customers; and
•provide quality customer support and professional services.
Our customers have no obligation to renew their maintenance, SaaS and/or term-license agreements, and our customers may decide not to renew these agreements with a similar contract period, at the same prices and terms or with the same or a greater number of licenses. Although our customer retention rate has historically been strong, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention, churn and expansion rates. Our customer retention and expansion rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our solutions platform, our customer support and professional services, our prices and pricing plans, the competitiveness of other software products and services, reductions in our customers’ spending levels, customer concerns about macroeconomic trends, user adoption of our solutions, deployment success, utilization rates by our customers, new product releases and changes to our product offerings. If our customers do not renew their maintenance, SaaS and/or term-license agreements, or renew on less favorable terms, our business, financial condition and operating results may be adversely affected.
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
In addition to our sales force, we rely on partners including our strategic partners, to increase our sales and distribution of our software and services. We also have independent software vendor partners whose integrations may increase the breadth of the ecosystem in which our solutions can operate, and the size of the market that our solutions can address. We also have partnerships with global system integrators, including Deloitte and DXC, and hyperscalers such as Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM Red Hat and others, on which many of our customers depend, and through which our customers may be able to procure and deploy our solution. We are dependent on these partner relationships to contribute to enabling our sales growth. We expect that our future growth will be increasingly dependent on the success of our partners and our partner relationships, and if those partnerships do not provide such benefits, our ability to grow our business will be harmed. If we are unable to scale our partner relationships effectively, or if our partners are unable to serve our customers effectively, we may need to expand our services organization, which could adversely affect our results of operations.
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
We typically bundle customer support with arrangements for our solutions and offer professional services for implementation and training. In deploying and using our platform and solutions, our customers may require the assistance of our services teams to resolve complex technical and operational issues. Increased customer demand for support, without corresponding revenue, could increase costs and adversely affect our operating results. We may also be unable to respond quickly enough to accommodate short-term increases in customer demand for support. If we fail to meet our service level commitments, which relate to uptime, response times, escalation procedures, and time to problem resolution, or if we suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these customers with service credits or penalties, refunds for prepaid amounts related to unused subscription services, or we could face contract terminations. Our sales are highly dependent on our reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support and professional services, or a market perception that we do not maintain high-quality product support or services, could adversely affect our reputation, and our ability to sell our solutions to existing and new customers.

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
At September 30, 2022, we had approximately $250.0 million of aggregate indebtedness, as defined in the Credit Agreement, consisting of $221.1 million outstanding under our first lien term loan facility, $15.1 million outstanding under a $25.0 million letter of credit sub-facility and $6.2 million in unamortized debt issuance fees. Under our first lien term loan facility, we were required to repay approximately $2.4 million of principal at the end of each quarter and are required to pay accrued interest on the last day of each interest accrual period. Interest accrual periods under each loan facility are typically one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. Our cash paid for interest was approximately $4.7 million for the six months ended September 30, 2022.
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
A majority of our employees have the ability to work either partially or fully remote. Certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. We may also be exposed to risks associated with the locations of remote workers, including exposure to compromised internet infrastructure. If we are unable to effectively manage the cybersecurity and other risks of remote work, our business could be harmed or otherwise negatively impacted.
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
Our solutions and underlying platform are complex, and in the past, we or our customers have discovered software errors, failures, defects and vulnerabilities in our solutions after they have been released, including after new versions or updates are released. Our solutions and our platform are often deployed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which have in the past, and may in the future, cause errors in, or failures of, our solutions or other aspects of the computing environment into which they are deployed. In addition, deployment of our solutions into complicated, large-scale computing environments have in the past exposed, and may, in the future, expose undetected errors, failures, defects or vulnerabilities in our solutions. Despite testing by us, errors, failures, defects, or vulnerabilities may not be found in our solutions until they are released to our customers or thereafter. Real or perceived errors, failures, defects, or vulnerabilities in our solutions could result in, among other things, negative publicity and damage to our reputation, lower renewal rates, loss of or delay in market acceptance of our solutions, loss of competitive position or claims by customers for losses sustained by them or expose us to breach of contract claims, regulatory fines, and related liabilities. If vulnerabilities in our solutions are exploited by third parties, our customers could experience damages or losses for which our customers seek to hold us accountable. In the case of real or perceived errors, failures, defects, or vulnerabilities in our solutions giving rise to claims by customers, we may be required, or may choose, for regulatory, contractual, customer relations or other reasons, to expend additional resources in order to help correct the problem.
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
As of September 30, 2022, we had 100 issued patents, 77 of which are in the United States, and 39 pending applications, of which 24 are in the United States. Our issued patents expire at various dates through July 2041. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Any actual or perceived failure by us to comply with stringent and evolving privacy laws or regulatory requirements in one or multiple jurisdictions, privacy, and information security policies and/or contractual obligations could result in proceedings, actions or penalties against us.
We are subject to federal, state, and international laws, regulations and standards relating to the collection, use, disclosure, retention, security, transfer, and other processing of personal data. The legal and regulatory framework for privacy, data protection and security issues worldwide is rapidly evolving and as a result implementation standards, potential fines, enforcement practices and litigation risks are likely to remain uncertain for the foreseeable future. In addition, our contracts with customers include specific obligations regarding the protection of confidentiality and the permitted uses of personally identifiable and other proprietary information.
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
Additionally, on June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has adopted a UK-specific transfer mechanism, which enables transfers from the UK. We are required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so may require significant effort and cost.
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
At the federal level, there is a significant and potentially transformative bipartisan bill being debated. If passed, this proposed legislation, the American Data Privacy and Protection Act, would help to streamline certain of our privacy obligations, but would also introduce new stringent privacy and data security obligations that would apply to personal data collected from throughout the United States.
The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
Many jurisdictions outside of Europe where we do business directly or through master resellers today and may seek to expand our business in the future, are also considering and/or have enacted comprehensive data protection or cybersecurity legislation. These include Australia, Brazil, China, Japan, Mexico and Singapore. We also continue to see jurisdictions imposing data localization laws that may, for example, require personal information of citizens to be collected, stored, and modified only within that country. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our products or services or prohibit us from continuing to offer services in those markets without significant additional costs.
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
Revenue from customers located outside of the United States represented 44% and 50% for the six months ended September 30, 2022 and 2021, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:
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
For customers who purchase our Dynatrace platform, whether they purchase SaaS or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the quarter ended September 30, 2022, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.

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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $80.13 through September 30, 2022. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 29.3% of our issued and outstanding shares of common stock as of September 30, 2022. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.19#*	Executive Officer Employment Agreement between the Company and Matthias Dollentz-Scharer

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
* Filed herewith.
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

DYNATRACE, INC.

Date:	November 2, 2022	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ Kevin C. Burns
Kevin C. Burns
Chief Financial Officer & Treasurer
(Principal Financial Officer)