Form 10-Q
period 2022-12-31
Dynatrace, Inc.
filed 2023-02-01
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

The registrant had 289,051,862 shares of common stock outstanding as of January 30, 2023.

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
•our expectations regarding the potential impact of the novel coronavirus (“COVID-19”) pandemic, or other future health pandemics and any related economic downturns, on our business, operations, and the markets in which we and our partners and customers operate; and
•certain macroeconomic factors facing the global economies, including disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, rising inflation and changing interest rates.
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

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media and web channels as a means of disclosing information about the company, our planned financial and other announcements, attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

News Page (https://ir.dynatrace.com/news-events)
LinkedIn Page (https://www.linkedin.com/company/Dynatrace)
Twitter Account (https://twitter.com/Dynatrace)

The information we post through these channels may be deemed material. Accordingly, investors should monitor these accounts and our News page, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2022	March 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$422,451	$462,967
Accounts receivable, net	304,411	350,666
Deferred commissions, current	71,001	62,601
Prepaid expenses and other current assets	33,034	72,188
Total current assets	830,897	948,422
Property and equipment, net	50,528	45,271
Operating lease right-of-use assets, net	68,730	58,849
Goodwill	1,281,507	1,281,876
Other intangible assets, net	74,073	105,736
Deferred tax assets, net	23,726	28,106
Deferred commissions, non-current	69,150	63,435
Other assets	15,268	9,615
Total assets	$2,413,879	$2,541,310

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$14,687	$22,715
Accrued expenses, current	154,081	141,556
Deferred revenue, current	647,259	688,554
Operating lease liabilities, current	14,990	12,774
Total current liabilities	831,017	865,599
Deferred revenue, non-current	25,778	25,783
Accrued expenses, non-current	30,449	19,409
Operating lease liabilities, non-current	59,589	52,070
Deferred tax liabilities	23	85
Long-term debt, net	—	273,918
Total liabilities	946,856	1,236,864
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 288,961,064 and 286,053,276 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	289	286
Additional paid-in capital	1,929,940	1,792,197
Accumulated deficit	(433,682)	(461,348)
Accumulated other comprehensive loss	(29,524)	(26,689)
Total shareholders' equity	1,467,023	1,304,446
Total liabilities and shareholders' equity	$2,413,879	$2,541,310
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue:
Subscription	$279,152	$226,290	$790,016	$635,411
License	—	2	—	52
Service	18,304	14,474	54,039	41,397
Total revenue	297,456	240,766	844,055	676,860
Cost of revenue:
Cost of subscription	36,891	28,284	105,393	80,401
Cost of service	15,044	12,232	46,264	32,921
Amortization of acquired technology	3,889	3,944	11,669	11,638
Total cost of revenue	55,824	44,460	163,326	124,960
Gross profit	241,632	196,306	680,729	551,900

Operating expenses:
Research and development	53,411	40,876	153,800	113,509
Sales and marketing	111,524	94,033	321,208	260,816
General and administrative	36,242	32,643	112,637	91,254
Amortization of other intangibles	6,573	7,539	19,719	22,618
Restructuring and other	(5)	—	(15)	25
Total operating expenses	207,745	175,091	607,349	488,222
Income from operations	33,887	21,215	73,380	63,678
Interest expense, net	(4,787)	(2,450)	(7,475)	(7,958)
Other income (expense), net	1,617	(1,357)	(1,847)	(1,345)
Income before income taxes	30,717	17,408	64,058	54,375
Income tax expense	(15,691)	(2,821)	(36,392)	(2,853)
Net income	$15,026	$14,587	$27,666	$51,522
Net income per share:
Basic	$0.05	$0.05	$0.10	$0.18
Diluted	$0.05	$0.05	$0.10	$0.18
Weighted average shares outstanding:
Basic	287,957	284,722	287,120	283,773
Diluted	291,228	291,845	290,803	290,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income	$15,026	$14,587	$27,666	$51,522
Other comprehensive (loss) income
Foreign currency translation adjustment	(5,133)	692	(2,835)	1,428
Total other comprehensive (loss) income	(5,133)	692	(2,835)	1,428
Comprehensive income	$9,893	$15,279	$24,831	$52,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended December 31, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, September 30, 2022	287,813	$288	$1,874,488	$(448,708)	$(24,391)	$1,401,677
Foreign currency translation					(5,133)	(5,133)
Restricted stock units vested	463	—	—			—
Restricted stock awards forfeited	(1)	—				—
Issuance of common stock related to employee stock purchase plan	287	—	9,179			9,179
Exercise of stock options	399	1	10,769			10,770
Share-based compensation			35,504			35,504
Net income				15,026		15,026
Balance, December 31, 2022	288,961	$289	$1,929,940	$(433,682)	$(29,524)	$1,467,023

	Three Months Ended December 31, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, September 30, 2021	285,025	$285	$1,723,056	$(476,864)	$(25,475)	$1,221,002
Foreign currency translation					692	692
Restricted stock units vested	252	—				—
Issuance of common stock related to the employee stock purchase plan	168	1	7,320			7,321
Exercise of stock options	257	—	5,311			5,311
Share-based compensation			27,123			27,123
Equity repurchases			(21)			(21)
Net income				14,587		14,587
Balance, December 31, 2021	285,702	$286	$1,762,789	$(462,277)	$(24,783)	$1,276,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Nine Months Ended December 31, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2022	286,053	$286	$1,792,197	$(461,348)	$(26,689)	$1,304,446
Foreign currency translation					(2,835)	(2,835)
Restricted stock units vested	1,727	2	(2)			—
Restricted stock awards forfeited	(15)	—				—
Issuance of common stock related to employee stock purchase plan	553	—	17,806			17,806
Exercise of stock options	643	1	15,101			15,102
Share-based compensation			104,853			104,853
Equity repurchases			(15)			(15)
Net income				27,666		27,666
Balance, December 31, 2022	288,961	$289	$1,929,940	$(433,682)	$(29,524)	$1,467,023

	Nine Months Ended December 31, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2021	283,130	$283	$1,653,328	$(513,799)	$(26,211)	$1,113,601
Foreign currency translation					1,428	1,428
Restricted stock units vested	1,049	1	(1)			—
Restricted stock awards forfeited	(19)	—				—
Issuance of common stock related to employee stock purchase plan	372	1	13,913			13,914
Exercise of stock options	1,170	1	23,650			23,651
Share-based compensation			71,950			71,950
Equity repurchases			(51)			(51)
Net income				51,522		51,522
Balance, December 31, 2021	285,702	$286	$1,762,789	$(462,277)	$(24,783)	$1,276,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$27,666	$51,522
Adjustments to reconcile net income to cash provided by operations:
Depreciation	9,012	7,788
Amortization	31,566	34,682
Share-based compensation	104,853	71,950
Loss on extinguishment of debt	5,925	—
Other	5,171	2,906
Net change in operating assets and liabilities:
Accounts receivable	40,314	(22,362)
Deferred commissions	(17,198)	(19,581)
Prepaid expenses and other assets	29,616	(17,508)
Accounts payable and accrued expenses	19,365	10,987
Operating leases, net	(36)	683
Deferred revenue	(21,796)	41,545
Net cash provided by operating activities	234,458	162,612

Cash flows from investing activities:
Purchase of property and equipment	(15,625)	(11,768)
Acquisition of businesses, net of cash acquired	—	(13,195)
Net cash used in investing activities	(15,625)	(24,963)

Cash flows from financing activities:
Repayment of term loans	(281,125)	(90,000)
Debt issuance costs	(1,949)	—
Proceeds from employee stock purchase plan	17,806	13,913
Proceeds from exercise of stock options	15,102	23,650
Equity repurchases	(15)	(51)
Net cash used in financing activities	(250,181)	(52,488)

Effect of exchange rates on cash and cash equivalents	(9,168)	(1,400)

Net (decrease) increase in cash and cash equivalents	(40,516)	83,761

Cash and cash equivalents, beginning of period	462,967	324,962
Cash and cash equivalents, end of period	$422,451	$408,723

Supplemental cash flow data:
Cash paid for interest	$6,867	$6,549
Cash (received from) paid for tax, net	$(20,335)	$20,230
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of December 31, 2022 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three and nine months ended December 31, 2022 and 2021, statements of cash flows for the nine months ended December 31, 2022 and 2021, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of December 31, 2022, its results of operations for the three and nine months ended December 31, 2022 and 2021, and its cash flows for the nine months ended December 31, 2022 and 2021 in accordance with U.S. GAAP. The results for the three and nine months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
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
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$179,438	60%	$133,704	55%	$503,942	60%	$370,368	55%
Europe, Middle East and Africa	73,182	25%	71,102	30%	212,927	25%	207,493	31%
Asia Pacific	28,311	9%	24,927	10%	81,852	10%	71,002	10%
Latin America	16,525	6%	11,033	5%	45,334	5%	27,997	4%
Total revenue	$297,456		$240,766		$844,055		$676,860
For the three and nine months ended December 31, 2022 and 2021, the United States was the only country that represented more than 10% of the Company’s revenue in any period, constituting $169.7 million and 57% and $124.3 million and 52% of total revenue during the three months ended December 31, 2022 and 2021, respectively, and $475.5 million and 56% and $343.9 million and 51% of total revenue during the nine months ended December 31, 2022 and 2021, respectively.
Deferred revenue
Revenue recognized during the three months ended December 31, 2022 and 2021, which was included in the deferred revenue balance at the beginning of each respective period, was $143.5 million and $110.6 million, respectively. Revenue recognized during the nine months ended December 31, 2022 and 2021, which was included in the deferred revenue balance at the beginning of each respective period, was $569.3 million and $447.2 million, respectively.
Remaining performance obligations
As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,697.8 million, which consists of both billed consideration in the amount of $673.0 million and unbilled consideration in the amount of $1,024.8 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 58% of this amount as revenue over the next twelve months and the remainder thereafter.
4.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for the nine months ended December 31, 2022 consists of the following (in thousands):

December 31, 2022
Balance, beginning of period	$1,281,876
Foreign currency impact	(369)
Balance, end of period	$1,281,507

Other intangible assets, net excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		December 31, 2022	March 31, 2022
Capitalized software	107	$191,813	$191,900
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		598,371	598,458
Less: accumulated amortization		(524,298)	(492,722)
Total other intangible assets, net		$74,073	$105,736
Amortization of other intangible assets totaled $10.5 million and $11.6 million for the three months ended December 31, 2022 and 2021, respectively, and $31.6 million and $34.7 million for the nine months ended December 31, 2022 and 2021, respectively.
5.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended December 31, 2022 was 51.1% compared to 16.2% for the three months ended December 31, 2021. The Company’s effective tax rate for the nine months ended December 31, 2022 was 56.8% compared to 5.2% for the nine months ended December 31, 2021. The increase in the effective tax rate for both the three months ended December 31, 2022 and 2021 and the nine months ended December 31, 2022 and 2021 is primarily due to a decrease in share-based compensation windfall benefits as well as effects of the new requirement under Section 174 of the Internal Revenue Code (“IRC”) to capitalize and amortize research and development expenses in the U.S. The capitalization of research and development expenses resulted in an increase to the Company’s taxable income and foreign derived intangible income (“FDII”), resulting in a corresponding increase in the Company’s FDII deduction. However, no tax benefit is recognized for the deferred tax asset established for these capitalized research and development expenses due to the Company’s valuation allowance position in the U.S.

Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at December 31, 2022, a valuation allowance continues to be recorded against certain deferred tax assets in the U.S. based upon the conclusion that it was more likely than not that these assets would not be realized. The valuation allowance in the U.S. at December 31, 2022 relates primarily to capitalized development costs, share-based compensation, accrued interest and foreign tax credits. Given the Company’s current earnings and anticipated future earnings, it is reasonably possible that within the next twelve months sufficient positive evidence may become available to allow the Company to conclude that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets. However, the exact timing and amount of the valuation allowance release are subject to change based on the Company’s ability to generate U.S. taxable earnings and utilization of deferred tax assets.

6.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of December 31, 2022, there were no amounts outstanding under the Credit Facility and there were $15.5 million letters of credit issued. The Company had $384.5 million of availability under the Credit Facility as of December 31, 2022.
Borrowings under the Credit Facility are available in U.S. dollars, Euros, Pounds Sterling and Canadian Dollars, with a sublimit of $100.0 million for non-U.S. dollar-denominated borrowings. Borrowings under the Credit Agreement currently bear interest at (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Dollar Offered Rate, (iv) the Base Rate, as defined per the Credit Agreement, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin as defined per the Credit Agreement. Interest payments are due quarterly, or more frequently, based on the terms of the Credit Agreement.
The Company incurs fees with respect to the Credit Facility, including (i) a commitment fee ranging from 0.175% to 0.35% per annum, dependent on the Company’s leverage ratio, as defined per the Credit Agreement, of the unused commitment under the Credit Facility, (ii) a fronting fee of 0.125% per annum of the face amount of each letter of credit, (iii) a participation fee equal to the applicable margin, as defined per the Credit Agreement, applied to the daily average face amount of letters of credit, and (iv) customary administrative fees.
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the condensed consolidated balance sheets and will be amortized into interest expense over the contractual term of the Credit Facility. At December 31, 2022, there were $1.9 million of unamortized debt issuance costs.
Pursuant to the Credit Agreement, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the holder of the Credit Facility. The Credit Agreement contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At December 31, 2022, the Company was in compliance with all applicable covenants.
First lien credit facilities
The Company’s First Lien Credit Agreement, as amended, provided for a term loan facility (the “First Lien Term Loan”) in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility (the “Revolving Facility”), in an aggregate amount of $60.0 million. The Revolving Facility included a $25.0 million letter of credit sub-facility. Borrowings under the First Lien Term Loan and Revolving Facility bore interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 1.25% per annum, or (ii) LIBOR plus 2.25% per annum. The maturity date on the First Lien Term Loan and Revolving Facility was August 23, 2025 and August 23, 2023, respectively, with payment due in full on the maturity date. Interest payments were due quarterly, or more frequently, based on the terms of the credit agreement.
During the three months ended December 31, 2022, the Company terminated the First Lien Credit Agreement and repaid all outstanding borrowings, including accrued interest. The Company recognized a loss on debt extinguishment of $5.9 million within “Interest expense, net” in the condensed consolidated statements of operations for the three and nine months ended December 31, 2022.
At March 31, 2022, the Company had an aggregate principal amount outstanding of $281.1 million for the First Lien Term Loan, bearing interest at 2.7%, and had $7.2 million of unamortized debt issuance costs and original issuance discount which was recorded as a reduction of the debt balance on the Company’s condensed consolidated balance sheet. At March 31, 2022, there were no amounts outstanding under the Revolving Facility and there were $15.6 million letters of credit issued. The Company had $44.4 million of availability under the Revolving Facility as of March 31, 2022.
7.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2023 to 2033. As of December 31, 2022, the weighted average remaining lease term was 6.1 years and the weighted average discount rate was 4.7%. The Company does not have any finance leases as of December 31, 2022.
The Company has a sublease of a former office which expires in fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.6 million and $0.8 million for the three months ended December 31, 2022 and 2021, respectively, and $1.7 million and $1.9 million for the nine months ended December 31, 2022 and 2021.

The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating lease expense (1)	$3,246	$2,838	$9,241	$7,919
Short-term lease expense	$450	$258	$1,299	$699
Variable lease expense	$281	$202	$659	$574
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Nine Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$11,590	$9,912
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$20,656	$25,151
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.
As of December 31, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2023	$4,409
2024	18,034
2025	15,185
2026	11,954
2027	10,756
Thereafter	23,672
Total operating lease payments (1)	84,010
Less: imputed interest	(9,431)
Total operating lease liabilities	$74,579
_________________
(1) Presented gross of sublease income.
As of December 31, 2022, the Company had commitments of $23.4 million for operating leases that have not yet commenced and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal years ended March 31, 2023 through March 31, 2025 with lease terms ranging from 3 to 10 years.
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
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2022, 43,823,732 shares of common stock were available for future issuance under the 2019 Plan.
Stock options
The following table summarizes activity for stock options during the period ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2022	6,968	$21.87	7.6	$176,839
Exercised	(643)	23.49
Forfeited or expired	(636)	24.93
Balance, December 31, 2022	5,689	$21.35	6.0	$99,122
Options vested and expected to vest at December 31, 2022	5,689	$21.35	6.0	$99,122
Options vested and exercisable at December 31, 2022	4,082	$19.99	6.0	$75,835
As of December 31, 2022, the total unrecognized compensation expense related to non-vested stock options is $13.8 million and is expected to be recognized over a weighted average period of 1.0 years. The Company recognized $4.6 million and $5.6 million of share-based compensation expense related to stock options for the three months ended December 31, 2022 and 2021, respectively, and $13.8 million and $14.9 million of share-based compensation expense related to stock options for the nine months ended December 31, 2022 and 2021, respectively.
Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the period ended December 31, 2022:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2022	202	$16.00	5,180	$42.43
Granted	—	—	6,482	40.29
Vested	(170)	16.00	(1,727)	39.00
Forfeited	(15)	16.00	(951)	42.51
Balance, December 31, 2022	17	$16.00	8,984	$41.46
RSUs outstanding as of December 31, 2022 were comprised of 8.0 million RSUs with only service conditions and 1.0 million RSUs with both service and performance conditions (“PSUs”).
During the nine months ended December 31, 2022, the Company granted PSUs to certain key employees that generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years (the “Annual PSUs”). The number of shares that may be earned pursuant to the Annual PSUs is based on specific company metrics related to the Company’s fiscal year ending March 31, 2023. No Annual PSUs will be earned with respect to any metric if the applicable “threshold” percentage of the specific metric is not achieved, and the overall number of shares that may be earned shall not exceed 150% of the target award. Once the Annual PSUs are earned, they are then also subject to time-based vesting, with 33% of the earned Annual PSUs vesting on the first anniversary of the grant date, and with the remaining 67% vesting in eight equal quarterly installments over the following two years, and provided that the executive officer remains employed by the Company through the applicable vesting date.

As of December 31, 2022, the total unrecognized compensation expense related to unvested restricted stock awards is $0.2 million and is expected to be recognized over a weighted average period of 0.3 years. As of December 31, 2022, the total unrecognized compensation expense related to unvested restricted stock units is $302.4 million and is expected to be recognized over a weighted average period of 2.4 years. The Company recognized $29.0 million and $20.3 million of share-based compensation expense related to restricted shares and units for the three months ended December 31, 2022 and 2021, respectively, and $85.7 million and $53.4 million of share-based compensation expense related to restricted shares and units for the nine months ended December 31, 2022 and 2021, respectively.
Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company expects to offer, sell and issue shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods and each offering period will consist of six-month purchase periods. On each purchase date, eligible employees will purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the nine months ended December 31, 2022, 553,188 shares of common stock were purchased under the ESPP. As of December 31, 2022, 13,494,698 shares of common stock were available for future issuance under the ESPP.
As of December 31, 2022, there was approximately $3.1 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $1.9 million and $1.2 million of share-based compensation expense related to the ESPP for the three months ended December 31, 2022 and 2021, respectively, and $5.4 million and $3.6 million of share-based compensation expense related to the ESPP for the nine months ended December 31, 2022 and 2021, respectively.
Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$4,285	$3,405	$13,410	$9,542
Research and development	11,057	5,908	29,339	15,331
Sales and marketing	13,385	9,267	37,399	26,487
General and administrative	6,777	8,543	24,705	20,590
Total share-based compensation	$35,504	$27,123	$104,853	$71,950
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net income	$15,026	$14,587	$27,666	$51,522
Denominator:
Weighted average shares outstanding, basic	287,957	284,722	287,120	283,773
Dilutive effect of stock-based awards	3,271	7,123	3,683	7,122
Weighted average shares outstanding, diluted	291,228	291,845	290,803	290,895

Net income per share, basic	$0.05	$0.05	$0.10	$0.18
Net income per share, diluted	$0.05	$0.05	$0.10	$0.18
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three and nine months ended December 31, 2022 and 2021 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Stock options	1,613	147	1,785	167
Unvested RSAs and RSUs	2,316	49	1,197	67
Shares committed under ESPP	10	—	1	—
11.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, “Revenue Recognition” for a disaggregation of revenue by geographic region.
Property and equipment, net
The following table presents property and equipment by geographic region for the periods presented (in thousands):

	December 31, 2022	March 31, 2022
North America	$20,352	$15,462
Europe, Middle East and Africa	27,720	28,195
Asia Pacific	2,340	1,429
Latin America	116	185
Total property and equipment, net	$50,528	$45,271
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

Overview
We offer the market-leading software intelligence platform, purpose-built for dynamic hybrid, multicloud environments. As enterprises and public sector institutions embrace the cloud to effect their digital transformation, we designed our unified platform to address the growing complexity faced by IT, development, security, and business operations teams. With automation and intelligence at its core, our platform delivers precise answers about the performance and security of applications, the underlying infrastructure and the experience of all users to enable teams to innovate faster, simplify cloud complexity, collaborate more efficiently, and secure cloud-native applications. We designed our platform to allow our customers to modernize and automate IT operations, develop and release high quality software faster, and improve user experiences for consistently better business outcomes. As a result, as of December 31, 2022, our products are trusted by more than 3,500 Dynatrace customers in over 90 countries in diverse industries such as banking, insurance, retail, manufacturing, travel and software.
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
Dynatrace® is an all-in-one platform, which is typically purchased by our customers with the full-stack Application Performance Module and extended with our Infrastructure Monitoring, Digital Experience Monitoring, Digital Business Analytics, Application Security, or Cloud Automation Modules. Customers also have the option to purchase the infrastructure monitoring module where the full-stack APM is not required, with the ability to upgrade to the full-stack APM when necessary. Our Dynatrace® platform has been commercially available since 2016 and is the primary offering we sell. Dynatrace® customers increased to more than 3,500 as of December 31, 2022 from approximately 3,200 as of December 31, 2021.
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
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	December 31,
	2022	2021
Total ARR (in thousands)	1,162,591	929,906
Dynatrace® Net Expansion Rate	119%	120%+
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
Other Expense, Net
Other expense, net consists primarily of interest expense and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries. Interest expense, net of interest income, consists primarily of interest on our term loan facility, fees on our revolving credit facility, loss on debt extinguishment and amortization of debt issuance costs.

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
Comparison of the Three Months Ended December 31, 2022 and 2021

	Three Months Ended December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$279,152	94%	$226,290	94%
License	—	—%	2	—%
Service	18,304	6%	14,474	6%
Total revenue	297,456	100%	240,766	100%
Cost of revenue:
Cost of subscription	36,891	13%	28,284	11%
Cost of service	15,044	5%	12,232	5%
Amortization of acquired technology	3,889	1%	3,944	2%
Total cost of revenue (1)	55,824	19%	44,460	18%
Gross profit	241,632	81%	196,306	82%

Operating expenses:
Research and development (1)	53,411	18%	40,876	17%
Sales and marketing (1)	111,524	37%	94,033	39%
General and administrative (1)	36,242	12%	32,643	14%
Amortization of other intangibles	6,573	2%	7,539	3%
Restructuring and other	(5)		—
Total operating expenses	207,745		175,091
Income from operations	33,887		21,215
Other expense, net	(3,170)		(3,807)
Income before income taxes	30,717		17,408
Income tax expense	(15,691)		(2,821)
Net income	$15,026		$14,587
(1)  Includes share-based compensation expense as follows:

	Three Months Ended December 31,
	2022	2021
	(in thousands)
Cost of revenue	$4,285	$3,405
Research and development	11,057	5,908
Sales and marketing	13,385	9,267
General and administrative	6,777	8,543
Total share-based compensation	$35,504	$27,123

Revenue

	Three Months Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Subscription	$279,152	$226,290	$52,862	23%
License	—	2	(2)	(100)%
Service	18,304	14,474	3,830	26%
Total revenue	$297,456	$240,766	$56,690	24%
Subscription
Subscription revenue increased by $52.9 million, or 23%, for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions.
License
License revenue is zero for the three months ended December 31, 2022 as we are no longer selling our Classic products.
Service
Service revenue increased by $3.8 million, or 26%, for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. We generally recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$36,891	$28,284	$8,607	30%
Cost of service	15,044	12,232	2,812	23%
Amortization of acquired technology	3,889	3,944	(55)	(1%)
Total cost of revenue	$55,824	$44,460	$11,364	26%
Cost of subscription
Cost of subscription increased by $8.6 million, or 30%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $4.5 million and higher share-based compensation of $1.8 million. Also contributing to the increase were higher cloud-based hosting costs and subscriptions of $1.4 million and increased allocated overhead costs of $0.8 million.
Cost of service
Cost of service increased by $2.8 million, or 23%, for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The increase is primarily the result of higher personnel costs of $3.2 million. Slightly offsetting the increase was lower share-based compensation of $0.9 million.
Amortization of acquired technologies
For the three months ended December 31, 2022 and 2021, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of us in 2014.

Gross Profit and Gross Margin

	Three Months Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$242,261	$198,006	$44,255	22%
License	—	2	(2)	(100)%
Service	3,260	2,242	1,018	45%
Amortization of acquired technology	(3,889)	(3,944)	55	(1%)
Total gross profit	$241,632	$196,306	$45,326	23%
Gross margin:
Subscription	87%	88%
License	—%	100%
Service	18%	15%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	82%
Subscription
Subscription gross profit increased by $44.3 million, or 22%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase in gross profit is primarily due to the growth of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Subscription gross margin decreased from 88% to 87% for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 primarily due to higher personnel and share-based compensation costs to support the growth of our subscription cloud-based offering.
Service
Service gross profit increased by $1.0 million, or 45%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Service gross margin was 18% for the three months ended December 31, 2022 compared to 15% for the three months ended December 31, 2021. The increase in gross profit and gross margin is primarily due to lower share-based compensation of $0.9 million.
Operating Expenses

	Three Months Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$53,411	$40,876	$12,535	31%
Sales and marketing	111,524	94,033	17,491	19%
General and administrative	36,242	32,643	3,599	11%
Amortization of other intangibles	6,573	7,539	(966)	(13%)
Restructuring and other	(5)	—	(5)	100%
Total operating expenses	$207,745	$175,091	$32,654	19%
Research and development
Research and development expenses increased by $12.5 million, or 31%, for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The increase is due to increased personnel and other costs of $8.2 million to expand our product offerings and higher share-based compensation of $5.1 million.

Sales and marketing
Sales and marketing expenses increased by $17.5 million, or 19%, for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily driven by an increase in personnel costs of $11.1 million and higher share-based compensation of $4.1 million. Further contributing to the increase were $1.2 million of higher IT costs, $1.1 million of increased partner fees, $0.8 million of increased partner enablement costs, and $0.8 million in allocated overhead costs to support the growth of the business and related infrastructure. Slightly offsetting this increase was a decrease in advertising expenses of $1.0 million.
General and administrative
General and administrative expenses increased $3.6 million, or 11%, for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily due to an increase in personnel costs of $4.4 million, higher professional fees of $1.3 million, and higher IT and facility expenses of $0.7 million primarily related to new offices and expansions. Partially offsetting the increase were lower share-based compensation costs of $1.8 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.0 million, or 13%, for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The decrease is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net decreased by $0.6 million, or 17%, for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The decrease is primarily the result of higher interest income on cash equivalents and higher net foreign currency gains, partially offset by a loss on our debt extinguishment.
Income Tax Expense
Income tax expense for the three months ended December 31, 2022 of $15.7 million represented a $12.9 million increase as compared to an expense of $2.8 million for the three months ended December 31, 2021. This increase was primarily due to a decrease in share-based compensation windfall benefits.

Comparison of the Nine Months Ended December 31, 2022 and 2021

	Nine Months Ended December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$790,016	94%	$635,411	94%
License	—	—%	52	—%
Service	54,039	6%	41,397	6%
Total revenue	844,055	100%	676,860	100%
Cost of revenue:
Cost of subscription	105,393	13%	80,401	11%
Cost of service	46,264	5%	32,921	5%
Amortization of acquired technology	11,669	1%	11,638	2%
Total cost of revenue (1)	163,326	19%	124,960	18%
Gross profit	680,729	81%	551,900	82%

Operating expenses:
Research and development (1)	153,800	18%	113,509	17%
Sales and marketing (1)	321,208	38%	260,816	39%
General and administrative (1)	112,637	13%	91,254	13%
Amortization of other intangibles	19,719	2%	22,618	3%
Restructuring and other	(15)		25
Total operating expenses	607,349		488,222
Income from operations	73,380		63,678
Other expense, net	(9,322)		(9,303)
Income before income taxes	64,058		54,375
Income tax expense	(36,392)		(2,853)
Net income	$27,666		$51,522
(1)  Includes share-based compensation expense as follows:

	Nine Months Ended December 31,
	2022	2021
	(in thousands)
Cost of revenue	$13,410	$9,542
Research and development	29,339	15,331
Sales and marketing	37,399	26,487
General and administrative	24,705	20,590
Total share-based compensation	$104,853	$71,950
Revenue

	Nine Months Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$790,016	$635,411	$154,605	24%
License	—	52	(52)	(100%)
Services	54,039	41,397	12,642	31%
Total revenue	$844,055	$676,860	$167,195	25%

Subscription
Subscription revenue increased by $154.6 million, or 24%, for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions.
License
License revenue decreased by $0.1 million, or 100%, for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. We are no longer selling our Classic products.
Service
Service revenue increased by $12.6 million, or 31%, for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. We generally recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Nine Months Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$105,393	$80,401	$24,992	31%
Cost of service	46,264	32,921	13,343	41%
Amortization of acquired technology	11,669	11,638	31	—%
Total cost of revenue	$163,326	$124,960	$38,366	31%
Cost of subscription
Cost of subscription increased $25.0 million, or 31%, for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The increase is primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $12.9 million and increased cloud-based hosting costs and subscriptions of $5.0 million, as well as higher share-based compensation of $3.1 million. Also contributing to the increase were increased allocated overhead costs of $2.5 million to support the growth of the business and related infrastructure and higher travel costs of $0.8 million.
Cost of service
Cost of service increased by $13.3 million, or 41%, for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The increase was the result of higher personnel costs of $10.1 million, increased allocated overhead costs of $0.9 million, higher share-based compensation of $0.8 million, and higher professional fees of $0.5 million.
Amortization of acquired technologies
For the nine months ended December 31, 2022 and 2021, amortization of acquired technologies is primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the Company in 2014.

Gross Profit and Gross Margin

	Nine Months Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$684,623	$555,010	$129,613	23%
License	—	52	(52)	(100%)
Services	7,775	8,476	(701)	(8%)
Amortization of acquired technology	(11,669)	(11,638)	(31)	—%
Total gross profit	$680,729	$551,900	$128,829	23%
Gross margin:
Subscriptions	87%	87%
License	—%	100%
Services	14%	20%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	82%
Subscriptions
Subscriptions gross profit increased by $129.6 million, or 23%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 and subscription gross margin remained consistent at 87%. The increase in gross profit is primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions.
License
License gross profit decreased by $0.1 million, or 100%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. The decrease was the result of a decline in sales of our Classic products.
Services
Services gross profit decreased by $0.7 million, or 8%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. Services gross margin decreased from 20% to 14% during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. The decrease in gross profit and gross margin was primarily due to higher share-based compensation costs.
Operating Expenses

	Nine Months Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$153,800	$113,509	$40,291	35%
Sales and marketing	321,208	260,816	60,392	23%
General and administrative	112,637	91,254	21,383	23%
Amortization of other intangibles	19,719	22,618	(2,899)	(13%)
Restructuring and other	(15)	25	(40)	(160%)
Total operating expenses	$607,349	$488,222	$119,127	24%

Research and development
Research and development expenses increased $40.3 million, or 35%, for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The increase is primarily attributable to increased personnel and other costs to expand our product offerings of $18.9 million and higher share-based compensation of $14.0 million. The increase is also attributable to higher allocated overhead costs of $4.3 million to support the growth of the business and related infrastructure, increased cloud-based hosting costs and subscriptions of $1.6 million, and higher travel costs of $1.1 million.
Sales and marketing
Sales and marketing expenses increased $60.4 million, or 23%, for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily driven by an increase of $36.7 million in personnel costs and higher share-based compensation of $10.9 million. Further contributing to the increase were increased travel expenses of $7.6 million primarily related to our annual sales kick-off event held in person in the first quarter of fiscal 2023, higher allocated overhead costs of $3.3 million to support the growth of the business and related infrastructure, increased partner fees of $2.8 million, increased cloud-based hosting costs and subscriptions of $2.6 million, and higher partner enablement costs of $2.2 million. Slightly offsetting the increase was a decrease in advertising costs of $3.3 million and lower professional fees of $1.6 million.
General and administrative
General and administrative expenses increased $21.4 million, or 23%, for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily due to an increase in personnel costs of $14.9 million and higher share-based compensation of $4.1 million. Also contributing to the increase was a $3.7 million increase in professional fees, increased cloud-based hosting costs and subscriptions of $3.3 million, and higher IT and facilities expenses related to new offices and expansions of $3.2 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $2.9 million, or 13%, for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The decline is primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net remained flat for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021 as higher interest income on cash equivalents was offset by a loss on our debt extinguishment and net foreign currency losses.
Income Tax Expense
Income tax expense for the nine months ended December 31, 2022 of $36.4 million represented a $33.5 million increase as compared to an expense of $2.9 million for the nine months ended December 31, 2021. This increase was primarily driven by a decrease in share-based compensation tax windfall benefits and effects of the new requirement under Section 174 of the IRC to capitalize and amortize research and development expenses in the U.S., generating current tax expense with no offsetting deferred tax benefit due to our valuation allowance position.
Liquidity and Capital Resources
As of December 31, 2022, we had $422.5 million of cash and cash equivalents and $384.5 million available under our revolving credit facility. Since inception, we have financed our operations primarily through payments by our customers for use of our product offerings and related services and, to a lesser extent, the net proceeds we have received from sales of equity securities and borrowings on our former term loan facilities. Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.
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
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements. As of December 31, 2022, total contractual commitments were $84.0 million, with $4.4 million committed within the next twelve months. For further information see Note 7 of the notes to the condensed consolidated financial statements in this Quarterly Report.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report and our Annual Report. However, we believe that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash generated from operations, will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (the “Credit Facility”). As of December 31, 2022, we had $384.5 million available under the Credit Facility with $15.5 million of letters of credit outstanding. As of December 31, 2022, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 6 of the notes to the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Nine Months Ended December 31,
	2022	2021
	(in thousands)
Cash provided by operating activities (1)	$234,458	$162,612
Cash used in investing activities	(15,625)	(24,963)
Cash used in financing activities	(250,181)	(52,488)
Effect of exchange rate changes on cash and cash equivalents	(9,168)	(1,400)
Net (decrease) increase in cash and cash equivalents	$(40,516)	$83,761
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Nine Months Ended December 31,
	2022	2021
	(in thousands)
Cash paid for interest	$6,867	$6,549
Cash (received from) paid for tax, net	$(20,335)	$20,230
Operating Activities
For the nine months ended December 31, 2022, cash provided by operating activities was $234.5 million as a result of net income of $27.7 million, and adjusted by non-cash charges of $156.5 million and a change of $50.3 million in our operating assets and liabilities. The non-cash charges are primarily comprised of share-based compensation of $104.9 million, depreciation and amortization of $40.6 million, and loss on extinguishment of debt of $5.9 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $40.3 million due to the timing of receipts of payments from customers, a decrease in prepaid expenses and other assets of $29.6 million driven by the receipt of an income tax refund and timing of payments in advance of future services, and an increase in accounts payable and accrued expenses of $19.4 million driven by timing of payments. Partially offsetting this was a decrease in deferred revenue of $21.8 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, and an increase in deferred commissions of $17.2 million due to commissions paid on new bookings.

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
Investing Activities
Cash used in investing activities during the nine months ended December 31, 2022 was $15.6 million as a result of the purchases of property and equipment.
Cash used in investing activities during the nine months ended December 31, 2021 was $25.0 million, as a result of two acquisitions made in the first half of fiscal 2022 of $13.2 million and the purchases of property and equipment of $11.8 million.
Financing Activities
Cash used in financing activities during the nine months ended December 31, 2022 was $250.2 million, primarily as a result of repayments of our term loan of $281.1 million, partially offset by proceeds from our employee stock purchase plan of $17.8 million and proceeds from the exercise of our stock options of $15.1 million.
Cash used in financing activities during the nine months ended December 31, 2021 was $52.5 million, primarily as a result of repayments of our term loans of $90.0 million, partially offset by the proceeds from the exercise of our stock options of $23.7 million and proceeds from our employee stock purchase plan of $13.9 million.
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
Transaction exposure
We transact business in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates on transactions denominated in currencies other than the functional currencies of our subsidiaries. These gains or losses are recorded within “Other income (expense), net” in our condensed consolidated statements of operations.
Interest Rate Risk
We had cash and cash equivalents of $422.5 million and $463.0 million as of December 31, 2022 and March 31, 2022, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk which may affect our interest income. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
As of December 31, 2022, we also had the Credit Facility in place, with availability of $384.5 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Dollar Offered Rate, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Agreement. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of December 31, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•Our future level of indebtedness could materially and adversely affect our financial condition.
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
We have experienced rapid subscription revenue growth in recent periods. From the year ended March 31, 2021 to the year ended March 31, 2022, our subscription revenue grew 33% from $655.2 million to $870.4 million, respectively. From the nine months ended December 31, 2021 to the nine months ended December 31, 2022, our subscription revenue grew 24% from $635.4 million to $790.0 million, respectively. This subscription revenue growth may not be indicative of our future subscription revenue growth and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on a number of factors, including, but not limited to:
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
As of December 31, 2022, we had approximately $15.5 million of undrawn letters of credit outstanding under the Credit Facility. Interest payments are due quarterly, or more frequently, based on the terms of the Credit Agreement. Interest accrual periods under the Credit Facility can be one, three or six month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates and fee margins, which vary based on prescribed formulas. Our cash paid for interest was approximately $0.1 million for the one month ended December 31, 2022.
The Credit Facility, contains various covenants that are operative so long as our Credit Facility remains outstanding. The covenants, among other things, limit our and certain of our subsidiaries’ abilities to:
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
Our Credit Facility also contains numerous affirmative covenants, as well as financial covenants requiring compliance with a maximum leverage ratio. Even if our Credit Facility is terminated, any other debt that we incur in the future could subject us to similar or additional covenants. For a more detailed description of our indebtedness, see Note 6 to our condensed consolidated financial statements.
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we may have difficulty paying the interest and principal amount of our then outstanding indebtedness and meeting the financial covenants set forth in our Credit Facility. If we are unable to generate sufficient cash flow or otherwise to obtain the funds necessary to make required payments under our Credit Facility, or if we fail to comply with the various covenants and other requirements of our set forth in the Credit Facility, we could default under our Credit Facility. Our Credit Facility also contains provisions that trigger repayment obligations or an event of default upon a change of control, as well as various representations and warranties which, if breached, could lead to an event of default. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our Credit Facility, an increase in the applicable interest rates under our Credit Facility, and a requirement that our subsidiaries that have guaranteed our Credit Facility pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our Credit Facility, including substantially all of our and the subsidiary guarantors’ assets. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our Credit Facility or to remedy any defaults under our Credit Facility. In addition, in the event of any default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments. Any such default could have a material adverse effect on our liquidity, financial condition and results of operations.
Our level of indebtedness could materially and adversely affect our financial condition.
We may have significant indebtedness that could result in a material and adverse effect on our business by:
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
We may need to refinance all or a portion of our future indebtedness, including our Credit Facility, at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, our existing Credit Facility restricts us, and future credit facilities may restrict us, from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our ability to pay the amounts due under our Credit Facility.
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
As of December 31, 2022, we had 108 issued patents, 79 of which are in the United States, and 42 pending applications, of which 24 are in the United States. Our issued patents expire at various dates through July 2041. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Revenue from customers located outside of the United States represented 44% and 49% for the nine months ended December 31, 2022 and 2021, respectively. As a result, our sales and operations are subject to a number of risks and additional costs, including the following:
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
For customers who purchase our Dynatrace platform, whether they purchase SaaS or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the quarter ended December 31, 2022, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
We have transacted in foreign currencies and expect to transact in foreign currencies in the future. In addition, we maintain assets and liabilities that are denominated in currencies other than the functional operating currencies of our global entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar will affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. As a result of such foreign currency exchange rate fluctuations, which have been prevalent over recent periods, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially. Since shares of our common stock were sold in our initial public offering in August 2019 at a price of $16.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $17.05 to an intraday high of $80.13 through December 31, 2022. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. For example, the Thoma Bravo Funds beneficially own 29.2% of our common stock and under applicable federal securities laws may sell such shares in the public market without our advance knowledge or participation. If Thoma Bravo were to dispose of a substantial portion of our shares in the public market, whether in a single transaction or a series of transactions, it could reduce the trading price of our common stock In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.
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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owns in the aggregate 29.2% of our issued and outstanding shares of common stock as of December 31, 2022. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Amended and Restated Bylaws of the Company

3.3(3)	First Amendment to the Amended and Restated Bylaws of the Company

4.1(4)	Specimen Common Stock Certificate

10.1(5)	Employment Agreement by and between the Company and Jim Benson dated November 15, 2022

10.2(6)	Transition Agreement by and between the Company and Kevin Burns, dated November 15, 2022

10.3(7)	Credit Agreement dated December 2, 2022 by and among Dynatrace LLC, Dynatrace Intermediate LLC, BMO Harris Bank N.A. and certain lenders party thereto

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
(1) Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 22, 2019, and incorporated herein by reference.
(2) Filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 22, 2019, and incorporated herein by reference.
(3) Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2020, and incorporated herein by reference.
(4) Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 22, 2019, and incorporated herein by reference.
(5) Filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2022, and incorporated herein by reference.
(6) Filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2022, and incorporated herein by reference.
(7) Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2022, and incorporated herein by reference.

+ Filed herewith.

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

DYNATRACE, INC.

Date:	February 1, 2023	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	February 1, 2023	By:	/s/ James Benson
James Benson
Chief Financial Officer
(Principal Financial Officer)