Form 10-K
period 2023-03-31
Dynatrace, Inc.
filed 2023-05-25
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2022, the last business day of the most recently completed second fiscal quarter, was $7.0 billion. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The Registrant had 290,975,536 shares of common stock outstanding as of May 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending March 31, 2023.
Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding:

•our future financial performance, including our expectations regarding key factors driving future performance, our revenue, annual recurring revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, billing/revenue mix, and our pricing and licensing model;
•our ability to navigate the current macroeconomic environment;
•anticipated trends in our business and in the markets in which we operate;
•our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs;
•the evolution of technology affecting our offerings, platform and markets, including our plans to continue evolving our technology capabilities;
•our plans to continue investing in research and development and driving innovation to meet customers’ needs and grow our customer base;
•our ability to maintain and expand our customer base and our partner ecosystem;
•our expectations regarding the evolving competitive environment;
•our plans to invest in future growth opportunities that we expect will drive long-term value;
•our ability to sell our offerings and expand internationally;
•our ability to hire and retain necessary qualified employees to grow our business and expand our operations; and
•our ability to adequately protect our intellectual property.
These forward-looking statements include, but are not limited to, plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts and statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation, the risks set forth in the summary below, in Item 1A. entitled “Risk Factors” in this Annual Report, and in our other SEC filings. We assume no obligation to update any forward-looking statements contained in this Annual Report as a result of new information, future events or otherwise.
SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. Please see Item 1A. entitled “Risk Factors” in this Annual Report for a discussion of risks that we believe are material. These risks and uncertainties include, but are not limited to, the following:
•We have experienced rapid revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•Our quarterly and annual operating results may be adversely affected due to a variety of factors, which could make our future results difficult to predict.
•Market adoption of the solutions that we offer is relatively new and may not grow as we expect, which may harm our business and prospects.
•Our business is dependent on overall demand for observability and security solutions and therefore reduced spending on those solutions or overall adverse economic conditions may negatively affect our business, operating results, and financial condition.
•If we fail to innovate and do not continue to develop and effectively market solutions that anticipate and respond to the needs of our customers, our business, operating results, and financial condition may suffer.
•If our platform and solutions do not effectively interoperate with our customers’ existing or future IT infrastructures, installations of our solutions could be delayed or canceled, which would harm our business.

•If we are unable to acquire new customers or retain and expand our relationships with existing customers, our future revenues and operating results will be harmed.
•Failure to effectively expand our sales and marketing capabilities could harm our ability to execute on our business plan, increase our customer base, and achieve broader market acceptance of our applications.
•We face significant competition, which may adversely affect our ability to add new customers, retain existing customers, and grow our business.
•If we are unable to maintain successful relationships with our partners, or if our partners fail to perform, our ability to market, sell, and distribute our applications and services will be limited, and our business, operating results, and financial condition could be harmed.
•Security breaches, computer malware, computer hacking attacks and other security incidents could harm our business, reputation, brand and operating results.
•Real or perceived errors, failures, defects, or vulnerabilities in our solutions could adversely affect our financial results and growth prospects.
•Failure to protect and enforce our proprietary technology and intellectual property rights could substantially harm our business, operating results, and financial condition.
•Thoma Bravo has significant influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.

PART I. FINANCIAL INFORMATION
ITEM 1. BUSINESS
Overview
Dynatrace offers a unified observability and security platform with analytics and automation at its core, purpose-built for dynamic, hybrid, multicloud environments. Our comprehensive solutions help global organizations simplify cloud complexity, innovate faster, and do more with less in the modern cloud.
Our mission is to deliver answers and intelligent automation from data at an enormous scale.
Our purpose is to enable flawless and secure digital interactions.
Our vision is a world where software works perfectly.
Digital transformation is ubiquitous, with software defining how we bank, manufacture, deliver healthcare, educate, receive government services, transact business, and communicate with our colleagues, friends, and families. This transformation is happening in particular in dynamic hybrid, multicloud environments, which bring a scale and frequency of change that is exponentially greater than that of the old data center world.
Traditional approaches for developing, operating, monitoring, and securing software were not designed to keep pace with these modern cloud environments. What was once a well understood layering of applications running on operating systems on physical servers connected to physical networks has rapidly become virtualized into software at all levels. Applications are no longer monolithic and have become fragmented into thousands, potentially millions, of microservices, written in multiple software languages. These applications run in environments that may extend across Infrastructure as a Service (“IaaS”), Platform as a Service (“PaaS”), and Functions as a Service (“FaaS”), offered through hyperscaler vendor solutions such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”), and Google Cloud Platform (“GCP”), and more traditional data center solutions such as mainframe environments. To monitor and secure their IT environments, organizations increasingly need to move from manual processes, static dashboards, and remediating after the fact to solutions that deliver vastly improved insights, analytics, answers, and automation.
As enterprises and public sector institutions embrace modern cloud environments as the underlying foundation of their digital transformations, we believe that the scale, growing complexity, and dynamic nature of these environments are rapidly making solutions such as the Dynatrace® platform mandatory instead of optional for many organizations. Our Dynatrace® platform combines the only fully unified end-to-end solution for comprehensive observability and continuous runtime application security together with advanced artificial intelligence (“AI”) for IT operations (“AIOps”) to provide answers and intelligent automation from data at enormous scale. This approach enables IT, development, security, and business operations teams to modernize and automate operations, deliver software faster and more securely, and provide better digital experiences.
The Dynatrace Platform
We engineered the Dynatrace® platform to automatically capture a wide variety of high-fidelity application, infrastructure, user experience, and open-source telemetry data at scale. With this broad set of observability data, the Dynatrace® platform dynamically maps all components and their dependencies in a full-stack hybrid, multicloud environment for real-time, continuous context. Our proprietary AI engine, Davis®, processes this observability data in real time to deliver answers to issues, bottlenecks, degradations, and more. In addition, the Dynatrace® platform provides extensive automation, including continuous discovery, proactive anomaly detection, and optimization across the software lifecycle. We believe this all-in-one approach reduces the need for a variety of disparate tools and enables our customers to improve productivity and decision making while reducing operating costs.

The Dynatrace platform provides the following key benefits:
•Single agent, fully automated configuration. Dynatrace® is installed as a single agent, OneAgent®, which automatically configures itself, and continuously discovers all components of the customer’s full stack to enable high fidelity data capture at great scale. OneAgent® dynamically profiles the performance of all components of the full stack with code-level precision, even as applications and environments update and change. In addition, Dynatrace® incorporates and enriches data from open source approaches such as OpenTelemetry.
•Distributed tracing and code-level analysis technology. PurePath®, our patented distributed tracing and code-level analysis technology, automatically integrates high-fidelity distributed tracing with user experience data, data from open source technologies, including OpenTelemetry, and code level analytics.
•Topology mapping and visualization. As OneAgent® discovers all of the components and dependencies in the application environment, our proprietary Smartscape® technology simultaneously builds an interactive map of how everything in the environment is interconnected.

•AI-powered, answer-centric insights. Davis®, our proprietary AI engine, dynamically baselines the performance of all components in the full stack, continually learning to provide precise answers when performance deviates from expected or desired conditions. Unlike machine learning (“ML”)-based correlation engines that rely on historical data for learning behavior and which can overwhelm IT professionals with alerts, Dynatrace® provides a single problem resolution and precise root-cause determination. We believe the accuracy and precision of the answers delivered by Davis® enable our customers to shift from reactive to proactive remediation, providing a substantial advantage in time savings, resource efficiency, customer satisfaction, and business outcomes.
•Unified observability, security and business data at any scale. GrailTM, our proprietary data lakehouse architecture with massively parallel processing (“MPP”) technology, allows customers to analyze large volumes of data in modern cloud-native environments quickly and cost effectively without the overhead, expense and limitation of storage tiering, re-indexing, and rehydration imposed by alternative solutions.
•Automated workflow processes. Our AutomationEngine enables customers to automate workflow processes throughout the BizDevSecOps cycle allowing them to orchestrate integrations and take actions in a production environment. This enables customers to act faster, increase development and team efficiency, reduce risk, and accomplish more with fewer resources.
•APIs to easily build customer applications. Our AppEngine provides our customers’ teams with a no-code/low-code toolset and programmability with application programming interfaces (“APIs”) to build custom applications for specific use cases. Teams can collaborate and innovate faster with greater security and smarter BizDevsSecOps answers.
When combined, OneAgent®, Purepath®, Smartscape® and GrailTM have the unique ability to derive causal AI for the myriad of issues that impact a customer’s uptime and performance. OneAgent® discovers and automatically updates configuration without requiring constant manual agent updates or application code changes. Purepath® and Smartscape® automatically enrich the data with full topological and dependency mapping context. GrailTM enables almost any type of query in near-real-time and Davis® leverages all of the data in context to provide precise answers and intelligent automation.
Our Product Offerings
All of our offerings leverage the Dynatrace® observability and security platform to provide application and microservices monitoring, runtime application security, infrastructure monitoring, log management and analytics, digital experience monitoring (“DEM”), digital business analytics, and cloud automation in an easy-to-use, highly automated, all-in-one solution.
Applications and Microservices Monitoring
Our approach to application performance monitoring (“APM”) changes how our customers monitor applications and manage transactions across highly complex, hybrid, multicloud environments. Because modern clouds are dynamic, Dynatrace instrumentation is automatic. Because cloud applications run on shared infrastructure and leverage shared services, Dynatrace monitors the full stack to provide visibility into distributed transactions and underlying code and entity relationships and dependencies. Dynatrace gathers metrics and telemetry beyond transaction data, including user experience, log and event data, and data from the latest open source standards, such as OpenTelemetry. Davis®, our AI engine, analyzes all data in the context of a continuously updated topology, Smartscape®. This combination of capabilities allows our customers to easily manage and optimize even the most complex cloud environments, with continuous observability and insights into cloud operations, software delivery pipelines, and business outcomes.
Infrastructure Monitoring
Dynatrace® Infrastructure Monitoring provides complete visibility into a customer’s infrastructure layer across public and private clouds and hybrid, multicloud environments. This coverage extends to the leading cloud platforms, including AWS, Azure, GCP, VMWare Tanzu, Red Hat OpenShift, and Kubernetes, utilizing our OneAgent® instrumentation and powerful API ingestion capabilities to provide a single source of analysis across environments.
Application Security
Optimized for cloud-native applications, containers, and Kubernetes, Dynatrace® Application Security automatically and continuously detects vulnerabilities in applications, libraries, and code at runtime. It also provides real-time detection and blocking to help protect against injection attacks that exploit critical vulnerabilities, such as Log4Shell. It removes blind spots and helps development teams more quickly determine the cause of vulnerabilities, which we believe provides organizations with confidence in the security of their applications.

Log Management and Analytics
Dynatrace ingests and analyzes petabytes of log data into our data lakehouse, GrailTM. The context of observability and security data is automatically and efficiently retained, serving as the single log management and analytics platform to bring IT, security, and business teams together to meet service level objectives. Topology-based, dependency mapping attributes are automatically connected to log records with no required manual tagging. The Dynatrace Query Language (“DQL”) is designed to provide instant “needle in a haystack” analytics to give our customers precise, real-time answers across unified data in cost-efficient cloud storage with no storage tiering, re-indexing, or rehydration.
Digital Experience Monitoring
Dynatrace® Digital Experience Monitoring integrates three user experience capabilities into one solution - Real User Monitoring (“RUM”), Synthetic Monitoring, and Session Replay. Dynatrace® RUM automatically captures every user click, tap, and swipe from any device across targeted applications and automatically connects these to back-end services for a complete picture of the user journey. Dynatrace® Synthetic Monitoring simulates user experience across production and development environments in internally built and third-party applications, such as Salesforce, Zoom, NetSuite, and ServiceNow, to provide a proactive view into applications and API performance and availability without the need for live users. Dynatrace® Session Replay delivers a movie-like review of a real user’s experience with an application, including what they saw and clicked on, how they converted, or where they abandoned the application. We believe these insights enable digital teams to create more perfect user experiences. They also help align IT, developer, and business teams with a singular view and source of digital truth.
Digital Business Analytics
Dynatrace® Digital Business Analytics leverages the data already flowing through the Dynatrace platform’s APM, Infrastructure Monitoring, and DEM modules and leverages Davis®, the AI engine, to provide precise, real-time answers that enable teams to understand how the performance of their digital services affects critical key performance indicators (“KPIs”), such as feature adoption, conversion, orders, release validation, customer segmentation, and app store ratings. These insights enable teams to continuously improve their user experience and accelerate the delivery of digital innovation.
Cloud Automation
Dynatrace® Cloud Automation leverages the observability and intelligence at the core of the Dynatrace platform and includes an embedded control plane to enable development, DevOps, and site reliability engineering (“SRE”) teams to automate continuous integration and continuous delivery (“CI/CD”), deployment, and release processes to accelerate release cycles, drive production reliability, and meet business imperatives. Through shorter feedback loops between Dev and Ops teams and continuous release validation, DevOps and SRE teams can focus on delivering innovation faster and with less risk.
Dynatrace Deployment and Operations
The Dynatrace® platform utilizes big data architecture and enterprise-proven cloud technologies that are engineered for large, complex hybrid, multicloud environments. With role-based access and advanced security functionality, we built the Dynatrace® platform for enterprise-wide adoption by the largest organizations in the world.
Dynatrace® provides out-of-the-box configuration for the leading cloud platforms, such as AWS, Azure, GCP, Red Hat OpenShift, and SAP, as well as coverage for traditional on-premises systems, including mainframe and monolithic applications in a single, easy-to-use, intelligent platform.
The majority of our customers deploy Dynatrace® as a Software-as-a-Service (“SaaS”) solution to get the latest Dynatrace® features and updates with greatly reduced administrative effort. Our SaaS solution provides customers with the ability to scale up and down rapidly, without having to purchase, provision, and manage their hardware. We also provide options to deploy our platform at the edge in customer-provisioned infrastructure, which we refer to as Dynatrace Managed. This offering allows customers the flexibility to maintain control of the environment where their data resides, whether in the cloud or on-premises, combining the simplicity of SaaS with the ability to adhere to their own data security and sovereignty requirements. Our Mission Control center automatically upgrades all Dynatrace® instances and offers on-premises cluster customers auto-deployment options that suit their specific enterprise management processes.

Customers
As of March 31, 2023, we had more than 3,600 customers in over 90 countries. Our customers reflect diverse industries including, but not limited to, banking and finance, government, insurance, retail and wholesale, and software. No organization or customer accounted for more than 10% of our revenue for the fiscal years ended March 31, 2023, 2022, and 2021.
Our Growth Strategy
Extend our technology and market leadership position. We intend to maintain our position as the market-leading unified observability and security platform through increased investment in research and development, and continued innovation. We expect to focus on expanding the functionality of our unified Dynatrace® platform and investing in capabilities that address new market opportunities. We also plan to continue evolving our causal AI capabilities to drive differentiation through precise answers and broad-based automation. We believe this strategy will enable new growth opportunities and allow us to continue to deliver differentiated high-value outcomes to our customers.
Grow our customer base. We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion. In addition, we plan to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work jointly with our partners.
Increase penetration within existing customers. We plan to continue to increase the penetration within our existing customers by establishing new and deeper relationships within our customers’ organizations (notably, development teams) and expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. Once customers are on the Dynatrace® platform, we have seen significant dollar-based net expansion due to the ease of use and power of our platform.
Enhance our strategic partner ecosystem. We intend to continue to invest in our strategic partner ecosystem, with a particular emphasis on cloud-focused partnerships with GSIs and hyperscaler cloud providers. These strategic partners continually work with their customers to help them digitally transform their businesses and reduce cloud complexity. By working more closely with strategic partners, our objective is to participate in digital transformation projects earlier in the purchasing cycle and enable customers to establish more resilient cloud deployments from the start.
Research and Development
We have a strong research and development (“R&D”) organization that is responsible for designing, developing, testing, and operating all aspects of our offerings, including addressing new use cases, adding new innovative capabilities, extending the scale and scope of our technology, and embracing modern cloud and AI technologies while maintaining high quality.
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
Sales and Marketing
We take Dynatrace® to market through a combination of our global direct sales team and a network of partners, including global system integrators (“GSIs”), cloud providers, resellers and technology alliance partners. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion, which we believe see more value from our integrated full-stack platform.
Our sales and marketing organizations seek to promote the Dynatrace® brand, our platform capabilities, and develop partnerships to drive revenue growth. We utilize a variety of go-to-market strategies, including search-engine optimization, online advertising, free software trials, events, online webinars, and broad content marketing strategies. We nurture our existing customer base through ongoing education, and training, including upsell and cross-sell opportunities. We do this primarily through our digital online channels, such as the Dynatrace News blog, Dynatrace Community, and Dynatrace University, as well as our customer event series ‘Perform’ and ‘Innovate’.

Partners
We develop and maintain partnerships that help us market and deliver our offerings to our customers around the world. Our goal is to bring together industry experts and hands-on practitioners to create a world-class partner network. In addition, our partner network extends the sales reach of the Dynatrace® platform providing new sales opportunities, renewals of existing subscriptions, as well as upsell and cross-sell opportunities. Our partner network includes:
•Global system integrators. We work closely with 10 strategic GSIs, including Deloitte and DXC, to help customers digitally transform their businesses and reduce cloud complexity. We continue to see a robust technical readiness investment from our key strategic GSIs resulting in hundreds of individuals trained or certified on the Dynatrace platform. In addition, we continue to foster relationships with a network of regional systems integrators that help joint customers integrate our offerings into their multicloud ecosystems. These partners extend our scale and reach and collaborate with our direct sales teams, bringing domain expertise in technologies and industries along with additional offerings powered by Dynatrace®.
•Cloud providers. We work with the major cloud providers to increase awareness of our offerings and make it easy for customers to access our software. Our software is developed to run in and integrate with leading cloud providers, such as AWS, Azure, and GCP. Our customers are also able to procure our software through leading marketplaces, such as AWS, Azure, SAP, and Google.
•Resellers. Our resellers market and sell our offerings throughout the world and provide a go-to-market channel in countries and regions where we do not have a direct presence, such as in Africa, Japan, the Middle East, and South Korea.
•Technology alliance partners. We partner with leading innovative technology organizations such as Atlassian, Red Hat, ServiceNow, Snyk, and VMware to develop integrations, best practices, and extended capabilities that help our customers and solution partners achieve faster time to market and enhanced value in dynamic multicloud environments.
Professional Services
Our Dynatrace Services Organization empowers our customers to innovate, automate, and transform the way they work with the Dynatrace® platform. Our expertise and cloud modernization practices cover cloud ecosystem integration, automated incident management and problem resolution, DevOps CI/CD integration, user experience, business intelligence insights, digital business analytics, and more.
Dynatrace University is our global online, self-service education program that provides several learning options for customers and partners to develop their skills around monitoring, managing, integrating, and analyzing multicloud environments and application workloads with Dynatrace.
Customer Support
Dynatrace ONE is our innovative onboarding and support service that is focused on simplifying and streamlining the experience that our customers have with the company and our offerings. Dynatrace ONE uses in-product chat as the primary vehicle for customer interaction to drive adoption and growth, as well as to handle issues and user questions. We maintain a SaaS-like connection to tenants and clusters, both in the cloud and managed on customer provisioned infrastructure, using our “Mission Control” system, which allows us to streamline communication and accelerate resolution of issues. Dynatrace ONE is provided to all Dynatrace customers and includes automatic product updates and upgrades, online access to documentation, a knowledge base, and discussion forums as well as access to Dynatrace University.
Dynatrace ONE Premium is an extra level of success and support services for customers who want to accelerate their adoption of our platform, increase their access to support globally 24/7, and extend their hours of expert coverage. Dynatrace ONE Premium offers dedicated expertise for customers with designated Product Specialists and Customer Success Managers familiar with the customer’s environment, goals, and challenges to provide a customized plan.

Intellectual Property
Dynatrace relies on a combination of patent, copyright, trademark, trade dress, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 31, 2023, we had 115 issued patents, 80 of which are in the United States, and 42 pending applications, of which 25 are in the United States. Our issued patents expire at various dates through July 2041.
We have registered “Dynatrace” and the “Dynatrace” logo as trademarks in the United States and other jurisdictions for our name and our product as well as certain other words and phrases that we use in our business, including “One Agent”, “PurePath”, “SmartScape”, and “Davis”. We have registered numerous Internet domain names related to our business. We also license software from third parties for integration into our applications and utilize open-source software.
We enter into agreements with our employees, contractors, customers, partners, and other parties with which we do business to limit access to and disclosure of our confidential and proprietary information. See the “Risk Factors” section of this Annual Report for a discussion of risks related to our intellectual property.
Competition
The market for observability, analytics, and application security is evolving, complex, and defined by changing technology and customer needs. As we have expanded our platform capabilities, we increasingly compete with a wider range of vendors. We expect competition to continually evolve as enterprises shift to dynamic multicloud environments and as more mature vendors look to provide a holistic approach in areas of the market that we serve.
The principal competitive factors in our markets are:
•AI capabilities;
•automation;
•product features, functionality, and reliability;
•ease and cost of deployment, use and maintenance;
•deployment options and flexibility;
•customer, technology, and platform support;
•ability to easily integrate with customers’ software application and IT infrastructure environments;
•the quality of data collection and correlation;
•interoperability and ease of integration; and
•brand recognition.
We compete either directly or indirectly with:
•APM vendors, such as Cisco and New Relic;
•infrastructure monitoring vendors, such as BMC and Datadog;
•log management vendors, such as Splunk and Datadog;
•DEM vendors, such as Akamai and Catchpoint;
•security vendors, such as Palo Alto Networks and Splunk;
•open source and commercial open source vendors, such as Elastic and Grafana;
•point solutions from public cloud providers; and
•IT operations management, AIOps, and business intelligence providers with offerings that cover some portion of the capabilities that we provide.
In addition to the above companies, we also face potential competition from vendors in adjacent markets that may offer capabilities that overlap with ours. We may also face competition from companies entering our market, including large technology companies that could expand their platforms or acquire one of our competitors. See the “Risk Factors” section of this Annual Report for a discussion of risks related to competition.

Environmental, Social and Governance (“ESG”)
Overview
We believe advancing and strengthening our ESG strategy are both paramount to our success and are our responsibility as a global company. We are applying the same ambition, precision, and accountability that drive us in our daily work to amplify our ESG endeavors. Our ESG strategy focuses on areas where we can make our business and the communities in which we operate more equitable and sustainable.
In 2022, we partnered with an external consulting firm to conduct our first ever materiality assessment (which is available on the Dynatrace website). This exercise enabled us to identify the ESG risks and opportunities of highest priority to both our business and our stakeholders. As part of this process, we gathered detailed feedback from a broad range of internal and external stakeholders, which has guided our ESG strategy.
We subsequently built on that foundation. Since our 2022 ESG materiality update, we gathered additional stakeholder feedback and recalibrated our ESG initiatives under the following three key pillars: sustaining our environment; people, culture and community; and governance and ethics. Later this fiscal year, we plan to issue our inaugural Global Impact Report. Our Global Impact Report will discuss our three key ESG pillars in more detail. For information about some of our people, culture and community focuses, please see the “Human Capital Management” section below.
Human Capital Management
Our company’s vitality comes from the talent, enthusiasm, and innovative spirit of our employees (who we call “Dynatracers”) across the more than 30 countries where we operate. We value the hard work of all of our employees, and we recognize Dynatracers as pivotal to our success. We invest in our people and strive to leverage our skills and passion to support our communities. The personalities, expertise, and backgrounds of our global team are as diverse as the countries in which we work. These varying perspectives and the people behind them provide unique and invaluable talent that we are proud to have at our company. Together, we are able to create innovations that support our customers around the world.
In fiscal 2023, we strengthened and expanded our approach to human capital. We identified and implemented new and better ways to transform our people, culture, and community initiatives as Dynatrace expands its global footprint and continues to focus on long-term growth. Our Chief Executive Officer, Chief People Officer, and other leaders discuss various human capital-related topics with our Board of Directors throughout the year.
Dynatrace continues to be recognized as an employer of choice, earning awards around the globe in the last two years. In 2022 and 2023, Dynatrace won two of Comparably’s workplace awards - Best Company Outlook and Best Global Culture. In 2022, we were also listed in Comparably’s Best Places to Work in Boston and named a Trend Top Employer in Austria, where we maintain a large R&D presence.
As of March 31, 2023, we had approximately 4,180 employees, approximately 65% of whom were located outside of the United States. None of our employees are represented by a labor union and some of our employees outside of the United States are represented by a works council. We have not experienced any work stoppages due to labor disputes. We believe that our relations with our employees and works councils are strong.
As part of our human capital management strategy, we have prioritized a number of initiatives to provide all Dynatracers with an environment in which they can thrive. These initiatives include: (1) strengthening our approach to diversity, equity, inclusion and belonging (“DEIB”); (2) optimizing the Dynatrace workplace experience; and (3) building out our learning and development program to help provide each Dynatracer with tools and pathways to progress in their role. We also believe that our employees should have a strong work/life balance, be able to save for their future, and give back to the communities in which we work and live.
Strengthening our approach to DEIB - People, culture, and community initiatives focused on improving our DEIB efforts help us build a more inclusive and supportive culture. We believe these initiatives also help us invest in the development of our employees and are critical to our ability to continuously innovate as unique perspectives and individual life experiences can foster creativity and agility. At Dynatrace, we respect and value all of our diverse backgrounds, identities, and perspectives. DEIB is critical to our mission, and we are committed to maintaining a culture where every Dynatracer feels respected, safe, included, and valued. As of March 31, 2023, women represented 25% of our global employee population and 26% of our U.S. employees were from diverse racial and ethnic backgrounds.

Optimizing the Dynatrace workplace experience - In fiscal 2023, we conducted a detailed discovery initiative to better understand the global employee experience. We held in-person and virtual focus groups and conducted a broad employee survey. We also interviewed the executive team and a broader group of our extended management team. The findings from these assessments highlighted a number of strengths and also provided focus areas for future refinements. We designed a Dynatrace Work Model (which has hybrid and remote options) to support increased connection and collaboration, driving cultural vibrancy and supporting innovation, all while enabling a flexible work approach. We encourage Dynatracers to find the solutions that work best for them and their team.
Building out our learning and development program - At Dynatrace, we embrace a culture of continuous learning. We offer employees a comprehensive, global, and scalable learning solution that includes access to thousands of online courses for every role and level. Employees can also use Dynatrace University to develop skills to monitor, manage, and analyze Dynatrace customer environments. We require Dynatracers to complete a set of mandatory training courses each year. We also reimburse employees for certain educational expenses, including tuition, conferences, training, and books.
Wellness – We value the health and well-being of our employees. As part of our focus in this area beyond the Dynatrace Work Model (discussed above), we provide employees with quarterly, company-designated Wellness Days to disconnect from work and recharge. Our mental health resources include access to an employee assistance program (“EAP”), and we also provide employees with financial wellness tools.
Saving for the future: compensation and benefits - Our compensation program is designed to attract, reward, and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals, and create long-term value for our stockholders. We provide employees with industry-competitive compensation and benefits, including retirement savings programs, the opportunity to invest in Dynatrace at a discount through our Employee Stock Purchase Plan (“ESPP”), and medical, dental, vision, and life and disability plans. Our benefits vary around the world due to local country regulations and cultural preferences.
Community service and volunteering - We take pride in giving back to the communities in which we work and live. We are eager to share our skills, passion, and resources to help benefit others, whether they are underprivileged members of society or underrepresented communities in the technology space. Through our volunteer program, Dynatracers can engage in paid time off to volunteer with charitable organizations that they are passionate about.
Corporate Information
Our principal executive offices are located at 1601 Trapelo Road, Suite 116, Waltham, Massachusetts 02451 and our telephone number is (781) 530-1000. Our website is www.dynatrace.com and our Investor Relations website is https://ir.dynatrace.com. Information contained on, or that can be accessed through, our websites are not incorporated by reference into this Annual Report and should not be considered to be part of this Annual Report, and inclusions of our website addresses in this Annual Report are inactive textual references only.
The Dynatrace design logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report are the property of Dynatrace LLC. This Annual Report includes our trademarks and trade names, including, without limitation, Dynatrace®, OneAgent®, SmartScape®, PurePath®, Davis® and GrailTM which are our property and are protected under applicable intellectual property laws. Other trademarks and trade names referred to in this Annual Report are the property of their respective owners.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including amendments and exhibits to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Investor Relations section of our website at https://ir.dynatrace.com as soon as reasonably practicable after we file or furnish such material with the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains our SEC filings and other information regarding us and other companies that file materials with the SEC electronically.
Investors and others should note that we announce material financial information to our investors using our Investor Relations website, press releases, SEC filings and public conference calls and webcasts. We also use these channels to disclose information about the company, our planned financial and other announcements, attendance at upcoming investor and industry conferences, and for complying with our disclosure obligations under Regulation FD. The information we post through these channels may be deemed material. Accordingly, we encourage investors to review the information we make available through these channels.

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
Risks Related to Our Business and Industry
We have experienced rapid revenue growth in recent periods which may not be indicative of our future growth.
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 25%, 32% and 29% in the years ended March 31, 2023, 2022 and 2021, respectively, compared to the prior year. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
•our ability to attract new customers and retain and increase sales to existing customers;
•our ability to continue to expand customer adoption and usage of our Dynatrace® platform;
•our ability to develop our existing platform, introduce new solutions, and enhance and improve existing solutions on our platform;
•continued growth of cloud-based services and solutions;
•our ability to continue to develop offerings and solutions that our customers prefer over those of our competitors;
•our ability to hire and retain sufficient numbers of sales and marketing, R&D, and general and administrative personnel; and
•our ability to expand into new geographies and markets, including the business intelligence, data analytics, and application security markets, and expand our global operations.
If we are unable to achieve any of these, our revenue growth could be adversely affected.

Our quarterly and annual operating results may be adversely affected due to a variety of factors, which could make our future results difficult to predict.
Our annual and quarterly revenue and operating results have fluctuated significantly in the past and may vary significantly in the future due to a variety of factors, many of which are outside of our control. Our financial results in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. If our revenues, earnings, or operating results fall below the expectations of investors or securities analysts in a particular quarter, or below any guidance that we may provide, the price of our common stock could decline. We may not be able to accurately predict our future billings, revenues, earnings, or operating results. Some of the important factors that may cause our operating results to fluctuate from quarter to quarter or year to year include:
•fluctuations in the demand for our solutions, the timing of purchases by our customers, and the length of the sales cycles, particularly for larger purchases;
•fluctuations in the rate of utilization by customers of the cloud to manage their business needs, or a slowdown in the migration of enterprise systems to the cloud;
•the impact of recessionary pressures or uncertainties in the global economy, or in the economies of the countries in which we operate, on our customers’ purchasing decisions and the length of our sales cycles:
•our ability to attract new customers and retain existing customers;
•our ability to expand into new geographies and markets, including the business intelligence, data analytics, and application security markets;
•the budgeting cycles and internal purchasing priorities of our customers;
•changes in customer renewal rates, churn, and our ability to cross-sell additional solutions to our existing customers and our ability to up-sell additional quantities of previously purchased offerings to existing customers;
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

•changes in the demand and growth rate of the market for observability, application security, and analytics solutions;
•our ability to anticipate or respond to changes in the competitive landscape, or improvements in the functionality of competing solutions that reduce or eliminate one or more of our competitive advantages;
•our ability to timely develop, introduce and gain market acceptance for new solutions and product enhancements;
•our ability to adapt and update our offerings and solutions on an ongoing and timely basis in order to maintain compatibility and efficacy with the frequently changing and expanding variety of software and systems that our offerings are designed to monitor;
•our ability to maintain and expand our relationships with strategic technology partners who own, operate, and offer the major platforms on which applications operate, with which we must interoperate and remain compatible, and from which we must obtain certifications and endorsements in order to maintain credibility and momentum in the market;
•our ability to control costs, including our operating expenses;
•our ability to efficiently complete and integrate any acquisitions or business combinations that we may undertake in the future;
•general economic, industry, and market conditions, both domestically and in our foreign markets, including regional or geopolitical conflicts or other disruptions to commerce;
•the emergence of new technologies or trends in the marketplace, or a change in the trends that are important to our strategy and the value of our platform in the marketplace;
•foreign currency exchange rate fluctuations;
•the timing of revenue recognition for our customer transactions, and the effect of the mix of subscriptions and services on the timing of revenue recognition;
•extraordinary expenses, such as litigation or other dispute-related settlement payments; and
•future accounting pronouncements or changes in our accounting policies.
Any one of the factors referred to above or the cumulative effect of some of the factors referred to above may result in our operating results being below our expectations and the expectations of securities analysts and investors and any guidance that we may provide or may result in significant fluctuations in our quarterly and annual operating results, including fluctuations in our key performance indicators. This variability and unpredictability could result in our failure to meet our business plan or the expectations of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature in the short term and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.
Market adoption of the solutions that we offer is relatively new and may not grow as we expect, which may harm our business and prospects.
The utilization of solutions that we offer on the Dynatrace® platform is relatively new. We believe our future success will depend in large part on the growth, if any, in the demand for observability and security solutions that utilize analytics and automation at their core, particularly the demand for enterprise-wide solutions and our ability to provide solutions that meet such ever-evolving needs. We currently target the markets for observability, APM, application security, infrastructure monitoring, log management and analytics, DEM, digital business analytics, and automation. It is difficult to predict customer demand, adoption, churn and renewal rates for our new and existing solutions, the rate at which existing customers expand their usage of our solutions, and the size and growth rate of the market for our solutions. Expansion in our addressable market depends on a number of factors, including the continued and growing reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased use of microservices and containers, as well as the continued proliferation of mobile applications, large data sets, cloud computing and the Internet of Things. If our solutions do not achieve widespread adoption, we are not able to develop new solutions that meet customer needs, or there is a reduction in demand for observability and security solutions generally, it could result in reduced customer purchases, reduced renewal rates, and decreased revenue, any of which will adversely affect our business, operating results and financial condition.

Our business is dependent on overall demand for observability and security solutions and therefore reduced spending on those solutions or overall adverse economic conditions may negatively affect our business, operating results, and financial condition.
Our business depends on the overall demand for observability and security solutions, particularly demand from mid- to large-sized accounts worldwide, and the purchase of our solutions by such organizations is often discretionary. In recent months, we have observed continued economic uncertainty in the United States and abroad and lengthening sales cycles. In an economic downturn or during periods of economic or political instability, we believe that our customers or prospects may reduce their operating or IT budgets, which could cause them to defer or forego purchases of observability and security solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts or renewals. To the extent purchases of observability and security solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak or turbulent global economic conditions or a reduction in observability and security spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals and lower revenue. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business and financial results.

As the market for observability and security solutions is new and continues to develop, trends in spending remain unpredictable and subject to reductions due to the changing technology environment and customer needs as well as uncertainties about the future.

If we fail to innovate and do not continue to develop and effectively market solutions that anticipate and respond to the needs of our customers, our business, operating results, and financial condition may suffer.

The markets for observability and security solutions are characterized by constant change and innovation, and we expect them to continue to rapidly evolve. Moreover, many of our customers operate in industries characterized by changing technologies and business models, which require them to develop and manage increasingly complex software application and IT infrastructure environments. Our future success, if any, will be based on our ability to consistently provide our customers with a unified, real-time view into the performance of their software applications and IT infrastructure, provide notification and prioritization of degradations and failures, perform root cause analysis of performance issues, and analyze the quality of their end users’ experiences and the resulting impact on their businesses and brands. If we do not respond to the rapidly changing needs of our customers by developing and making available new solutions and solution enhancements that can address evolving customer needs on a timely basis, our competitive position and business prospects will be harmed, and our revenue growth and margins could decline.

In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. For example, we have made significant investments in our new application security offering and in developing our GrailTM core technology, AutomationEngine, and AppEngine. Our new solutions and solution enhancements could fail to attain sufficient market acceptance for many reasons, including:
•delays in developing and releasing new solutions or enhancements to the market;
•delays or failures to provide updates to customers to maintain compatibility between Dynatrace® and the various applications and platforms being used in the customers’ applications and multicloud environments;
•failures to accurately predict market or customer demands, priorities, and practices, including other technologies utilized by customers in their environments and partners that they prefer to work with;
•the introduction or anticipated introduction of competing products by existing and emerging competitors;
•the inability of our sales and marketing teams or those of our partners to sell solutions for new markets and product categories;
•defects, errors, or failures in the design or performance of our new solutions or solution enhancements;
•negative publicity about the performance or effectiveness of our solutions; and
•the perceived value of our solutions or enhancements relative to their cost.
In addition to developing new solutions or enhancements using internal resources, we may acquire technologies from a third party, or acquire another company. Any acquisition of this type could be unsuccessful for a variety of reasons, require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations. For a description of some of the risks related to potential acquisitions, please see the risk below entitled “We may acquire other businesses, products or technologies in the future which could require significant management attention, disrupt our business or result in operating difficulties, dilute stockholder value, and adversely affect our results of operations.”

To the extent we are not able to continue to execute on our business model to timely and effectively develop or acquire and market applications to address these challenges and attain market acceptance, our business, operating results, and financial condition will be adversely affected.
Further, we may make changes to our solutions that our customers do not value or find useful. We may also discontinue certain features, begin to charge for certain features that are currently free, or increase fees for any of our features or usage of our solutions. If our new solutions, enhancements, or pricing strategies do not achieve adequate acceptance in the market, our competitive position will be impaired, our revenue may decline or grow more slowly than expected and the negative impact on our operating results may be particularly acute, and we may not receive a return on our investment in the upfront research and development, sales and marketing, and other expenses that we incur in connection with new solutions or solution enhancements.

If our platform and solutions do not effectively interoperate with our customers’ existing or future IT infrastructures, installations of our solutions could be delayed or canceled, which would harm our business.
Our success depends on the interoperability of our platform and solutions with third-party operating systems, applications, cloud platform, data, and devices that we have not developed and do not control. Any third-party changes that degrade the functionality of our platform or solutions or give preferential treatment to competitive software could adversely affect the adoption and usage of our platform. We may not be successful in adapting our platform or solutions to operate effectively with these systems, applications, cloud platforms, data, or devices. If it is difficult for our customers to access and use our platform or solutions, or if our platform or solutions cannot connect a broadening range of applications, data, and devices, then our customer growth and retention may be harmed, and our business and operating results could be adversely affected.

Multicloud deployments utilize multiple third-party platforms and technologies, and these technologies are updated to new versions at a rapid pace. As a result, we deliver frequent updates to our solutions designed to maintain compatibility and support for our customers’ changing technology environments and ensure our solutions’ ability to continue to monitor customers’ applications. If our solutions fail to work with any one or more of these technologies or applications, or if our customers fail to install the most recent updates and versions of our solutions that we offer, our solutions will be unable to continuously monitor our customers’ critical business applications.

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

If we are unable to acquire new customers or retain and expand our relationships with existing customers, our future revenues and operating results will be harmed.
To continue to grow our business, we need to attract new customers and increase deployment, usage, and consumption of our solutions by existing customers. Our success in attracting new customers and expanding our relationships with existing customers depends on numerous factors, including our ability to:
•offer a compelling, unified observability and security platform, together with advanced AIOps, that provides answers and intelligent automation from data at an enormous scale;
•execute our sales and marketing strategy;
•effectively identify, attract, onboard, train, develop, motivate and retain new sales, marketing, professional services, and support personnel in the markets we pursue;
•develop or expand relationships with technology partners, systems integrators, resellers, online marketplaces, and other partners, including strategic alliances and cloud-focused partnerships with GSIs, including Deloitte and DXC, and hyperscalers such as AWS, GCP, Azure, IBM Red Hat and others, some of which may also compete with us;
•expand into new geographies and markets, including the business intelligence and data analytics market;
•deploy our platform and solutions for new customers; and
•provide quality customer support and professional services.

Our customers have no obligation to renew their agreements, and our customers may decide not to renew these agreements with a similar contract period, at the same prices and terms or with the same or a greater number of licenses. Although our customer retention rate has historically been strong, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention, churn and expansion rates. Our customer retention and expansion rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our solutions platform, our customer support and professional services, our prices and pricing plans, the competitiveness of other software products and services, reductions in our customers’ spending levels, customer concerns about macroeconomic trends, user adoption of our solutions, deployment success, utilization rates by our customers, new product releases and changes to our product offerings. If our customers do not renew their agreements, or renew on less favorable terms, our business, financial condition, and operating results may be adversely affected.

Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our platform and the existing solutions they have implemented, their ability to integrate our solutions with existing technologies, and our pricing model. A failure to increase sales to existing customers could adversely affect our business, operating results, and financial condition.

Failure to effectively expand our sales and marketing capabilities could harm our ability to execute on our business plan, increase our customer base, and achieve broader market acceptance of our applications.
Our ability to increase our customer base and achieve broader market acceptance of our solutions will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. We have invested in and plan to continue expanding our sales and marketing organizations, both in the United States and internationally. We also plan to dedicate significant resources to sales and marketing programs, including lead generation activities and brand awareness campaigns, such as our industry events, webinars, and user events with an increased investment in digital or online activities. If we are unable to effectively identify, hire, onboard, train, develop, motivate, and retain talented sales personnel or marketing personnel or if our new sales personnel or marketing personnel or online investments are unable to achieve desired productivity levels in a reasonable period of time, our ability to increase our customer base and achieve broader market acceptance of our offerings could be harmed.

We face significant competition, which may adversely affect our ability to add new customers, retain existing customers, and grow our business.
The markets in which we compete are highly competitive, fragmented, evolving, complex and defined by rapidly changing technology and customer demands, and we expect competition to continue to increase in the future. A number of companies, some of which are larger and have more resources than we do, have developed or are developing products and services that currently, or in the future may, compete with some or all of our solutions. We have also been expanding the scope of our solutions to include new offerings and we increasingly compete with other companies in new and adjacent markets. Competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or loss of, market share, any of which could adversely affect our business, operating results, and financial condition.

We compete either directly or indirectly with APM vendors, infrastructure monitoring vendors, log management vendors, DEM vendors, security vendors, open source and commercial open source vendors, point solutions from public cloud providers, and IT operations management, AIOps and business intelligence providers with offerings that cover some portion of the capabilities that we provide. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software application performance monitoring, data analytics, compliance, or network visibility vendors, it could adversely affect our ability to compete. We may also face competition from companies entering our market, which has a relatively low barrier to entry in some segments, including large technology companies that could expand their platforms or acquire one of our competitors. Many existing and potential competitors enjoy substantial competitive advantages, such as:
•greater brand recognition and longer operating histories;
•longer-term and more extensive relationships with existing and potential customers, and access to larger customer bases, which often provide incumbency advantages;
•broader global distribution and presence;
•larger sales and marketing budgets and resources;
•the ability to integrate or bundle competitive offerings with other products, offerings and services;
•lower labor and development costs;
•greater resources to make acquisitions;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, management and other resources.

Additionally, in certain circumstances, and particularly among large technology companies that have complex and large software application and IT infrastructure environments, customers may elect to build in-house solutions to address their observability and security needs. Any such in-house solutions could leverage open source software, and therefore be made generally available at little or no cost.

These competitive pressures in our markets or our failure to compete effectively may result in fewer customers, price reductions, fewer orders, reduced revenue and gross profit, and loss of market share. Any failure to meet and address these factors could materially and adversely affect our business, operating results, and financial condition.

If the prices we charge for our solutions and services are unacceptable to our customers, our operating results will be harmed.
As the market for our solutions matures, or as new or existing competitors introduce new products, offerings or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our current pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model or reduce our prices, which could harm our revenue, gross margin and operating results. Pricing decisions may also impact the mix of adoption among our licensing and subscription models, and negatively impact our overall revenue. Moreover, large global accounts, which we expect will account for a large portion of our business in the future, may demand substantial price concessions. If we are, for any reason, required to reduce our prices, our revenue, gross margin, profitability, financial position, and cash flow may be adversely affected.

We expect our billings and revenue mix to vary over time, which could harm our gross margin, cash flows, and operating results.
Our billings and revenue mix may vary over time due to a number of factors, including the mix of subscriptions and services and the contract length of our customer agreements. Our gross margins, cash flows, and operating results could also be harmed by further changes in billings and revenue mix and costs, together with numerous other factors, including entry into new lower margin markets or growth in lower margin markets, entry into markets with different pricing and cost structures, pricing discounts, increased price competition, and in response to macroeconomic conditions. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our revenues, billings, gross margin, and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline.

If we are unable to maintain successful relationships with our partners, or if our partners fail to perform, our ability to market, sell, and distribute our applications and services will be limited, and our business, operating results, and financial condition could be harmed.
In addition to our sales force, we rely on partners, including our strategic partners, to increase our sales and distribution of our software and services. We also have independent software vendor partners whose integrations may increase the breadth of the ecosystem in which our solutions can operate, and the size of the market that our solutions can address. We also have partnerships with GSIs, including Deloitte and DXC, and hyperscalers such as AWS, GCP, Azure, IBM Red Hat and others, on which many of our customers depend, and through which our customers may be able to procure and deploy our solutions. We are dependent on these partner relationships to contribute to enabling our sales growth. We expect that our future growth will be increasingly dependent on the success of our partners and our partner relationships, and if those partnerships do not provide such benefits, our ability to grow our business will be harmed. If we are unable to scale our partner relationships effectively, or if our partners are unable to serve our customers effectively, we may need to expand our services organization, which could adversely affect our results of operations.

Our agreements with our partners are generally non-exclusive, meaning our partners may offer products from several different companies to their customers or have their products or technologies also interoperate with products and technologies of other companies, including products that compete with our offerings. Moreover, some of our partners also compete with us, and if our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors or fail to meet the needs of our customers, our ability to grow our business and sell our offerings will be harmed. Many of our customers are also customers of hyperscalers such as AWS, GCP, Azure, or IBM Red Hat. If our solutions fail to interoperate effectively with the hyperscalers’ products, or if our partnerships with one or more of these hyperscalers is not successful or is terminated, our ability to sell additional products or offerings to these customers and our ability to grow our business will be harmed. Furthermore, our partners may cease marketing our offerings with limited or no notice and with little or no penalty, and new partners could require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our partners, our possible inability to replace them or our failure to recruit additional partners could harm our results of operations. Our partner structure could also subject us to lawsuits or reputational harm if, for example, a partner misrepresents the functionality of our offerings to customers or violates applicable laws or our corporate policies.

We believe the Dynatrace® brand is integral to our future success and if we fail to cost-effectively maintain and enhance our brand, our business and competitive position may be harmed.
We believe that maintaining and enhancing the Dynatrace® brand and increasing market awareness of our company and our solutions are critical to achieving broad market acceptance of our existing and future solutions and are important elements in attracting and retaining customers, partners, and employees, particularly as we continue to expand internationally and introduce new capabilities and enhancements. In addition, independent industry analysts, such as Gartner and Forrester, often provide reviews of our solutions, as well as those of our competitors, and perception of our solutions in the marketplace may be significantly influenced by these reviews. We have no control over what these or other industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our solutions or view us as a market leader.
The successful promotion of the Dynatrace® brand and the market’s awareness of our solutions and platform will depend largely upon our ability to continue to offer enterprise-grade observability and security solutions, our ability to be thought leaders in application intelligence, our marketing efforts, and our ability to successfully differentiate our solutions from those of our competitors. We have invested, and expect to continue to invest, substantial resources to promote and maintain our brand and generate sales leads, both in the United States and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. If our efforts to promote and maintain our brand are not cost effective or successful, our operating results and our ability to attract and retain customers, partners and employees may be adversely affected. In addition, even if our brand recognition and customer loyalty increase, this may not result in increased sales of our solutions or higher revenue.

Our sales cycles can be long, unpredictable and vary seasonally, which can cause significant variation in the number and size of transactions that close in a particular quarter.
Many of our customers are large enterprises, whose purchasing decisions, budget cycles and constraints, and evaluation processes are unpredictable and out of our control. During recessionary times, or when there is volatility or uncertainty in the global economy or in the economies of the countries in which we operate, our sales cycles may be elongated and our customers’ purchasing decisions may be delayed or cancelled. The length of our sales cycle, from initial evaluation to payment for our subscriptions, can range from several months to over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment of resources in field sales, partner development, marketing, and educating our customers about the use, technical capabilities, and benefits of our platform and services. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform, but also those of other companies or the consideration of internally developed alternatives, including those using open source software. Some of our customers initially deploy our platform on a limited basis, with no guarantee that they will deploy our platform widely enough across their organization to justify our substantial pre-sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.

We have experienced seasonal and end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter, which impacts our ability to grow revenue over the long term and plan and manage cash flows and other aspects of our business and cost structure. Our transactions vary by quarter, with the third fiscal quarter typically being our largest. In addition, within each quarter, a significant portion of our transactions occur in the last two weeks of that quarter. Large individual sales may also occur in quarters subsequent to those we anticipate, which may make it difficult to forecast our expected sales cycle. If expectations for our business turn out to be inaccurate, our revenue growth may be adversely affected over time and we may not be able to adjust our cost structure on a timely basis and our cash flows and results of operations may suffer.

Any failure to offer high-quality customer support and professional services may adversely affect our relationships with our customers and our financial results.
We typically bundle customer support with arrangements for our solutions and offer professional services for implementation and training. In deploying and using our platform and solutions, our customers may require the assistance of our services teams to resolve complex technical and operational issues. Increased customer demand for support, without corresponding revenue, could increase costs and adversely affect our operating results. We may also be unable to respond quickly enough to accommodate short-term increases in customer demand for support. If we fail to meet our service level commitments, which relate to uptime or response times, or if we suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these customers with service credits or we could face contract terminations and be required to provide refunds of prepaid unused fees. Our sales are highly dependent on our reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support and professional services, or a market perception that we do not maintain high-quality product support or services, could adversely affect our reputation, and our ability to sell our solutions to existing and new customers.

Our ability to succeed depends on the experience and expertise of our senior management team. If we are unable to attract, retain, and motivate our leadership team, our business, operating results, and prospects may be harmed.
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In the last two years, we hired a new Chief Executive Officer, Chief Financial Officer, General Counsel, and Chief People Officer, among other leadership changes.

All members of our senior management team are employed on an at-will basis, which means that they are not contractually obligated to remain employed with us and could terminate their employment with us at any time (subject to any applicable notice periods). Accordingly, and despite our efforts to retain our senior management team, they could terminate their employment with us at any time, which could disrupt our operations and negatively impact employee morale and our culture. After their termination, such person could go to work for one of our competitors after the expiration of any applicable non-compete period, and the restrictions on non-competition may in any case be difficult to enforce depending on the circumstances. The loss of members of our senior management team, particularly if closely grouped, could disrupt our operations, negatively impact employee morale and our culture, and adversely affect our ability to formulate and execute our business plan and thus, our business, operating results, and prospects could be adversely affected. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train and integrate strategic hires, our business, operating results, and financial condition could be adversely affected.

We rely on highly skilled personnel and if we are unable to attract, retain, or motivate substantial numbers of qualified personnel or expand and train our sales force, we may not be able to grow effectively.
Our success largely depends on the talents and efforts of key technical, sales, and marketing employees and our future success depends on our continuing ability to efficiently and effectively identify, hire, onboard, train, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry is intense, and often leads to significant increased compensation and other personnel costs. In addition, competition for employees with experience in our industry can be intense, particularly in Europe, where our R&D operations are concentrated and where other technology companies compete for management and engineering talent. Our continued ability to compete and grow effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees.

We believe that our corporate culture has contributed to our success, and if we cannot successfully maintain our culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture.
We believe that a critical component to our success has been a focus on maintaining an entrepreneurial and innovative corporate culture. We believe our culture has contributed significantly to our abilities to innovate and develop new technologies, and attract and retain employees. We have spent substantial time and resources in building our team while maintaining this corporate culture. Over our last two fiscal years, our total employee headcount increased approximately 51% and we also expanded our international employee presence. The rapid influx of large numbers of people from different business backgrounds in different geographic locations, and the significant number of employees who work either on a hybrid or remote basis may make it difficult for us to maintain our corporate culture. If our culture is negatively affected, our ability to support our growth and innovation may diminish.

Our credit facility contains restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
In December 2022, we entered into a senior secured revolving credit facility in the aggregate amount of $400.0 million. As of March 31, 2023, we had $384.5 million available under the credit facility with $15.5 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates and fee margins, which vary based on prescribed formulas. The credit facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our Credit Facility remains outstanding.

If we are unable to generate sufficient cash flow or otherwise to obtain the funds necessary to make required payments under our credit facility, or if we fail to comply with the various covenants and other requirements of our set forth in the credit facility, we could default under our credit facility. Our credit facility also contains provisions that trigger repayment obligations or an event of default upon a change of control, as well as various representations and warranties which, if breached, could lead to an event of default. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our credit facility, an increase in the applicable interest rates under our credit facility, and a requirement that our subsidiaries that have guaranteed our credit facility pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our credit facility, including substantially all of our and the subsidiary guarantors’ assets. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our Credit Facility or to remedy any defaults under our Credit Facility. In the event of any default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments. Any such default could have a material adverse effect on our liquidity, financial condition, and results of operations.

Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy

Security breaches, computer malware, computer hacking attacks, and other security incidents could harm our business, reputation, brand, and operating results.
We have in the past been, and may in the future be, the target and victim of cybersecurity attacks, including email phishing and other types of attacks. In general, security incidents have increased in sophistication and have become more prevalent across industries and may occur on our systems, or on the systems of third parties we use to host our solutions or SaaS solutions that we use in the operation of our business, or on those third party hosting platforms on which our customers’ host their systems. These security incidents may be caused by, or result in, but are not limited to, security breaches, computer malware or malicious software, ransomware, phishing attacks, computer hacking, denial of service attacks, security system control failures in our own systems or from vendors that we or our customers use, software vulnerabilities, social engineering, sabotage, malicious downloads, and the errors or malfeasance of our own or our customers’ or vendors’ employees. Although we have taken significant measures to detect, effectively remediate, and prevent future phishing and other attacks and security threats, we cannot be certain that our efforts will be effective to prevent and remediate all attacks and security threats. As a result, unauthorized access to, security breaches of, or denial-of-service attacks against our platform could result in the unauthorized access to, or use of, and/or loss of, such data, as well as loss of intellectual property, customer data, employee data, trade secrets, or other confidential or proprietary information. In particular, because we utilize a multi-tenant platform, any security breach could potentially affect a significant amount of our customers.

The consequences of a security incident may be more severe if customers have chosen to configure our platform to collect and store confidential, personal, sensitive, or proprietary information. Our customers determine, through their configuration, the nature of the customer data processed by Dynatrace, and accordingly the content of the notices that they provide to data subjects as well as the consents that they obtain, if they do in fact, obtain consent. As such, our risks are also affected by how our customers obtain consent or provide transparency to the individuals whose data is provided by the customer to Dynatrace. If our customers fail to comply with applicable law or fail to provide adequate notice or to obtain consent, we could be exposed to a risk of loss, litigation or regulatory action, and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired.

We and certain of our service providers have experienced and may in the future experience disruptions, outages, and other performance problems on our internal systems due to service attacks, unauthorized access, or other security related incidents affecting personal information. Any security breach or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification, or corruption of data, software, hardware or other computer equipment and the inadvertent transmission of computer malware could harm our business, operating results, and financial condition, and expose us to claims arising from loss or unauthorized disclosure of confidential or personal information or data and the related breach of our contracts with customers or others, or of privacy or data security laws. If an actual or perceived security incident occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines, including fines assessed under the European General Data Protection Regulation (“GDPR”) or other privacy laws, private lawsuits and changed security control, system architecture, and system protection measures.
We have administrative, technical, and physical security measures in place, as well as policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures. We also proactively employ multiple methods at different layers of our systems to defend against intrusion and attack and to protect our data. However, because the techniques used to obtain unauthorized access or to compromise or sabotage systems change frequently and generally are not identified until they are launched against or even penetrate a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. We may therefore experience security breaches that may remain undetected for extended periods of time. Vendors’ or suppliers’ software or systems may be susceptible or vulnerable to breaches and attacks, which could compromise our systems. For example, in December 2020, it was widely reported that SolarWinds, an information technology company, was the subject of a cyberattack earlier in September 2019 where the SUNBURST malicious code was injected into builds of their Orion software platform that created security vulnerabilities to customers who use Orion. We used SolarWinds Orion software and upon learning of the incident, we took recommended actions to detect any unauthorized access as well as mitigate the compromised system. More recently, SolarWinds provided an update from its investigations regarding the deployment of the malicious tool into its build environment. While we do not believe at this time that the SolarWinds matter had a material impact on our systems or operations, should new or different information come to light establishing that the intrusion is broader than now known, it could have a broader impact on our systems and operations and we could incur significant costs in responding to such intrusion. This is likewise true in the event SolarWinds has an impact on our supply chain or vendors in ways that are not yet known. A vendor or other supply chain-related breach could spread to our own systems or affect our operations or financial systems in material ways that we cannot yet anticipate.

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

Because data security is a critical competitive factor in our industry, we make statements in our privacy policies, our online product documentation and in our marketing materials describing the security of our platform, including descriptions of certain security measures we employ or security features embedded within our offerings. In addition, our customer contracts include commitments related to security measures and data protection. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, or if any of these security measures or features prove to be ineffective or are perceived to be ineffective, we may face claims, including claims of unfair or deceptive trade practices or breach of regulations including GDPR, brought by the U.S. Federal Trade Commission, state, local, or foreign regulators (e.g., a European Union-based data protection authority) or private litigants, and breach of contract.

While we believe that we maintain a sufficient amount of insurance to cover certain data security-related risks and incidents, our insurance coverage may not always cover all costs or losses. In addition, we cannot be certain that sufficient insurance will continue to be available to us on commercially acceptable terms in the future. Any large, successful claim that exceeds our insurance coverage or any changes in insurance availability and requirements could have a material adverse impact on our financial condition and reputation.

Interruptions or disruptions with the delivery of our SaaS solutions, or third-party cloud-based systems that we depend on in our operations, may adversely affect our business, operating results, and financial condition.
Our business and continued growth depends on the ability of our customers to access our platform and solutions, particularly our cloud-based solutions, at any time and within an acceptable amount of time. In addition, our ability to access certain third-party SaaS solutions is important to our operations and the delivery of our customer support and professional services, as well as our sales operations.

We have experienced, and may in the future experience, service disruptions, outages, and other performance problems both in the delivery of our SaaS solutions, and in third-party SaaS solutions we use due to a variety of factors, including infrastructure changes, malicious actors including disgruntled employees, human or software errors, or capacity constraints. We have experienced disruptions, outages, or performance problems in the past causing some of our services to be unavailable for a limited period of time. While none of these occurrences have been material to our business, future events could be more impactful. We utilize a multi-tenant structure, meaning that generally, our customers are hosted on a shared platform. As such, any interruption in service could affect a significant number of our customers. In some instances, we or our third-party service providers may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our SaaS solutions as they become more complex. If our SaaS solutions are unavailable or degraded or if our customers are unable to access features of our SaaS solutions within a reasonable amount of time or at all, our business would be adversely affected. In addition, if any of the third-party SaaS solutions that we use were to experience a significant or prolonged outage or security breach, our business could be adversely affected.

We currently host our Dynatrace® solutions on cloud infrastructure hyperscaler providers, such as AWS, Azure and GCP. Our Dynatrace® solutions reside on hardware operated by these providers. Our operations depend on protecting the virtual cloud infrastructure hosted by a hyperscaler by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans, including the use of multiple hyperscaler locations, any incident affecting a hyperscaler’s infrastructure that may be caused by fire, flood, severe storm, earthquake, or other natural disasters, actual or threatened public health emergencies, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform and our ability to deliver our solutions to our customers. A prolonged hyperscaler service disruption affecting our SaaS platform for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the hyperscaler services we use.

Hyperscalers have the right to terminate our agreements with them upon material uncured breach following prior written notice. If any of our hyperscaler service agreements are terminated, or there is a lapse of service, we would experience interruptions in access to our platform as well as significant delays and additional expense in arranging new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure, which would adversely affect our business, operating results, and financial condition.

Real or perceived errors, failures, defects, or vulnerabilities in our solutions could adversely affect our financial results and growth prospects.
Our solutions and underlying platform are complex, and in the past, we or our customers have discovered software errors, failures, defects, and vulnerabilities in our solutions after they have been released, including after new versions or updates are released. Our solutions and our platform are frequently deployed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which have in the past, and may in the future, cause errors in, or failures of, our solutions or other aspects of the computing environment into which they are deployed. In addition, deployment of our solutions into complicated, large-scale computing environments have in the past exposed, and may, in the future, expose undetected errors, failures, defects, or vulnerabilities in our solutions. Despite testing by us, errors, failures, defects, or vulnerabilities may not be found in our solutions until they are released to our customers or thereafter. Real or perceived errors, failures, defects, or vulnerabilities in our solutions (in particular, any failure of our application security offering to perform as warranted) could result in, among other things, negative publicity and damage to our reputation, lower renewal rates, loss of or delay in market acceptance of our solutions, loss of competitive position, or claims by customers for losses sustained by them or expose us to breach of contract claims, regulatory fines, and related liabilities. If vulnerabilities in our solutions are exploited by adversaries, our customers could experience damages or losses for which our customers seek to hold us accountable. In the case of real or perceived errors, failures, defects, or vulnerabilities in our solutions giving rise to claims by customers, we may be required, or may choose, for regulatory, contractual, customer relations, or other reasons, to expend additional resources in order to help correct the problem.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits brought against us, could result in significant costs and substantially harm our business, operating results, and financial condition.
Patent and other intellectual property disputes are common in the markets in which we compete. Some companies in the markets in which we compete, including some of our competitors, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims of infringement, misappropriation, or other violations of intellectual property rights against us, our partners, our technology partners, or our customers. As the number of patents and competitors in our market increase, allegations of infringement, misappropriation, and other violations of intellectual property rights may also increase. Our broad solution portfolio and the competition in our markets further exacerbate the risk of additional third-party intellectual property claims against us in the future. Any allegation of infringement, misappropriation, or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs and resources defending against the claim, could distract our management from our business, and could cause uncertainty among our customers or prospective customers, all of which could have an adverse effect on our business, operating results, and financial condition. We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights.

Furthermore, companies that bring allegations against us may have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend against similar allegations that may be brought against them than we do. We have received, and may in the future receive, notices alleging that we have misappropriated, misused, or infringed other parties’ intellectual property rights, including allegations made by our competitors, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement assertions. There also is a market for acquiring third-party intellectual property rights and a competitor, or other entity, could acquire third-party intellectual property rights and pursue similar assertions based on the acquired intellectual property. They may also make such assertions against our customers or partners.

An adverse outcome of a dispute may require us to take several adverse steps such as pay substantial damages, including potentially treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, using, selling, licensing, importing, or otherwise commercializing solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our solutions or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights or have royalty obligations imposed by a court; or indemnify our customers, partners, and other third parties. Any damages or royalty obligations we may become subject to, any prohibition against our commercializing our solutions as a result of an adverse outcome could harm our business and operating results.

Additionally, our agreements with customers and partners include indemnification provisions, under which we agree to indemnify them for losses suffered or incurred as a result of allegations of intellectual property infringement and, in some cases, for damages caused by us to property or persons or other third-party allegations. Furthermore, we have agreed in certain instances to defend our partners against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such assertions. Large indemnity payments could harm our business, operating results, and financial condition.

Failure to protect and enforce our proprietary technology and intellectual property rights could substantially harm our business, operating results, and financial condition.
The success of our business depends on our ability to protect and enforce our proprietary rights, including our patents, trademarks, copyrights, trade secrets, and other intellectual property rights, throughout the world. We attempt to protect our intellectual property under patent, trademark, copyright, and trade secret laws, and through a combination of confidentiality procedures, contractual provisions, and other methods, all of which offer only limited protection. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products, offerings and services that compete with ours. In the past, we have been made aware of public postings of portions of our source code. It is possible that released source code could reveal some of our trade secrets and impact our competitive advantage. Some license provisions protecting against unauthorized use, copying, transfer, reverse engineering, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and in some countries, there may not be sufficient legal processes available to us, in a timely fashion or at all, to enable us to effectively protect our intellectual property. In expanding our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.

As of March 31, 2023, we had 115 issued patents, 80 of which are in the United States, and 42 pending applications, of which 25 are in the United States. Our issued patents expire at various dates through July 2041. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

In addition to patented technology, we rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer, or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, partners, vendors, and customers may not prevent unauthorized use or disclosure of our proprietary technology or trade secrets and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or trade secrets.

Moreover, policing unauthorized use of our technologies, solutions and intellectual property is difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies, or intellectual property rights.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others, or to defend against allegations of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial condition, and cash flows. If we are unable to protect our intellectual property rights, our business, operating results, and financial condition will be harmed.

Our use of open source technology could impose limitations on our ability to commercialize our solutions and platform.
We use open source software in our solutions and platform and expect to continue to use open source software in the future. Although we monitor our use of open source software to avoid subjecting our solutions and platform to conditions we do not intend, we may face allegations from others alleging ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These allegations could also result in litigation. The terms of many open source licenses have not been interpreted by U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such an event, we could be required to seek licenses from third parties to continue offering our solutions, to make our proprietary code generally available in source code form, to re-engineer our solutions, or to discontinue the sale of our solutions if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business, operating results, and financial condition.

Our participation in open source initiatives may limit our ability to enforce our intellectual property rights in certain circumstances.
As part of our strategy to broaden our target markets and accelerate adoption of our offerings, we contribute software program code to certain open source projects managed by organizations such as Microsoft, Google, and Cloud Native Computing Foundation. We also undertake our own open source initiatives to promote “open innovation” and “enterprise openness,” meaning that we make technologies available under open source licenses with the goal of exchanging insights and experience with other experts in the community, broadening the adoption of our platform by our customers, and providing our partners with the ability to leverage their own technologies through the Dynatrace® platform. In some cases, we accept contributions of code from the community, our customers, and partners.

When we contribute to a third-party managed open source project, the copyrights, patent rights, and other proprietary rights in and to the technologies, including software program code, owned by us that we contribute to these projects are often licensed to the project managers and to all other contributing parties without material restriction on further use or distribution. If and to the extent that any of the technologies that we contribute, either alone or in combination with the technologies that may be contributed by others, practice any inventions that are claimed under our patents or patent applications, then we may be unable to enforce those claims or prevent others from practicing those inventions, regardless of whether such other persons also contributed to the open source project (even if we were to conclude that their use infringes our patents with competing offerings), unless any such third party asserts its patent rights against us. This limitation on our ability to assert our patent rights against others could harm our business and ability to compete. In addition, if we were to attempt to enforce our patent rights, we could suffer reputational injury among our customers and the open source community.

Any actual or perceived failure by us to comply with stringent and evolving privacy laws or regulatory requirements in one or multiple jurisdictions, privacy, and information security policies and/or contractual obligations could result in proceedings, actions, or penalties against us.
We are subject to U.S. federal, state, and international laws, regulations, and standards relating to the collection, use, disclosure, retention, security, transfer, and other processing of personal data. The legal and regulatory frameworks for privacy, data protection and security issues worldwide are rapidly evolving and as a result, implementation standards, potential fines, enforcement practices, and litigation risks are likely to remain uncertain for the foreseeable future.

•In the United States, state legislatures continue to propose and pass comprehensive privacy legislation. For example, California enacted the California Consumer Privacy Act (“CCPA”), which was amended by a ballot initiative, the California Privacy Rights Act (“CPRA”) in November 2020. The newly amended version of the CCPA became effective on January 1, 2023. Among other things, the CCPA gives California residents rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. It is not yet fully clear how the recently amended CCPA will be interpreted. The effects of the recently amended CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses to comply and increase our potential exposure to regulatory enforcement and/or litigation. Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, and in some states efforts to pass comprehensive privacy laws have been successful. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.

•Outside of the United States, virtually every jurisdiction in which we operate has established its own privacy, data protection and/or data security legal framework with which we or our customers must comply, including, but not limited to, the European Union (“EU”).
◦In the EU, data protection laws are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the GDPR, which imposes robust obligations upon covered companies, including heightened notice and consent requirements, greater rights of data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines for non-compliance. Serious breaches of the GDPR (and similar data protection regulations in the United Kingdom) may result in monetary penalties of up to 4% of worldwide annual revenue and fines up to 2% of annual worldwide revenue can be imposed for other violations. In addition to the GDPR, the EU also is considering the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”) which would replace an existing ePrivacy Directive. The ePrivacy Regulation is focused on privacy regarding electronic communications services and data processed by electronic communications services. The ePrivacy Regulation may require us to further modify some of our data practices and compliance could result in additional costs for our company. In addition, the proposed EU Digital Services Act (“DSA”) and Digital Markets Act (“DMA”) will add further complexity and increased consumer protection and technology regulation.
◦Many jurisdictions outside of Europe where we do business directly or through resellers today and may seek to expand our business in the future, are also considering and/or have enacted comprehensive data protection and/or cybersecurity legislation. These include Australia, Brazil, China, Japan, Mexico, and Singapore.
•We are subject to various data transfer rules related to our ability to transfer data from one country to another. This may limit our ability to transfer certain data or require us to guarantee a certain level of protection when transferring data from one country to another.
•We are also subject to data localization laws in certain countries that may, for example, require personal information of citizens to be collected, stored, and modified only within that country. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our offerings or services, or prohibit us from continuing to offer services in those markets without significant additional costs.
•Current or future laws, regulations, and ethical considerations related to the use of AI technology and ML may impact our ability to provide insights from data and use certain data to develop our offerings. These factors may also impose burdensome and costly requirements on our ability to utilize data in innovative ways.
The regulatory framework both in the United States and internationally governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with laws in other jurisdictions or which our existing data management practices or the features of our services and platform capabilities. We therefore cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations.

Our contracts with customers include specific obligations regarding the protection of confidentiality and the permitted uses of personally identifiable and other proprietary information. We also publicly post documentation regarding our practices concerning the collection, processing, use, and disclosure of data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies and product documentation, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the imposition of significant fines, penalties or other liabilities, which could, individually or in the aggregate, materially and adversely affect our business, financial condition, and results of operations. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations.

Additionally, our customers may be subject to differing privacy laws, rules, and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing, and disclosure of various types of information, including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative, and other developments. These changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. As we expand our customer base, these requirements may vary from customer to customer, further increasing the cost of compliance and doing business.

Risks Related to Legal, Regulatory, Accounting, and Tax Matters
Tax matters, including changes in tax laws, rules, regulations, and treaties, could impact our effective tax rate and our results of operations.
We operate in over 30 countries around the world and, as a multinational corporation, we are subject to income and non-income-based taxes, including payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various non-U.S. jurisdictions.

Our effective tax rate has fluctuated in the past and is likely to fluctuate in the future. Our effective tax rate is affected by the allocation of revenues and expenses to different jurisdictions and the timing of recognizing revenues and expenses. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain.

The amount of taxes that we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and in determining the realizability of tax attributes such as foreign tax credits and other domestic deferred tax assets. From time to time, we are subject to regular tax audits, examinations, and reviews in the ordinary course of business. While we believe that our tax estimates are reasonable and we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation and require us to pay additional taxes. If any amounts that we ultimately pay to a tax authority differ materially from amounts that we previously recorded, it could negatively affect our financial results and operations for the period at issue and on an ongoing basis.

We do not collect sales and use, value added, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable in certain of those jurisdictions. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our results of operations.

Tax laws, rules, and regulations are constantly under review by persons involved in the legislative process and by tax authorities. Changes to tax laws (which may have retroactive application) could adversely affect us or holders of our common stock. For example, changes in tax laws, rules, regulations, treaties, rates, changing interpretation of existing laws or regulations, the impact of accounting for share-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax, can impact our tax liability. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

The spin-offs of Compuware and SIGOS in 2019 were taxable transactions for us, and we are subject to tax liabilities in connection with such transactions.
In 2019, as part of a corporate reorganization, Compuware and SIGOS were spun out of our corporate structure. Neither spin-off qualified as a tax-free spin-off under Section 355 or other provisions of the Internal Revenue Code. Corporate-level U.S. federal, state, and local taxes were paid by us in connection with the Compuware spin-off and in connection therewith, Compuware distributed to us $265.0 million pursuant to a structuring agreement. These taxes were generally based upon the gain computed as the difference between the fair market value of the Compuware assets distributed and the adjusted tax basis in such assets. The actual amount of our tax liability relating to the Compuware spin-off included on the filed tax returns was $231.8 million. We did not have sufficient losses available to fully offset the gain we realized as a result of the Compuware spin-off. We do not believe we incurred any material tax liabilities in connection with the SIGOS spin-off because the estimated fair market value of the SIGOS assets was materially similar to the adjusted tax basis in such assets.

If the Internal Revenue Service or other taxing authorities were to successfully challenge in an audit or other tax dispute the amount of taxes owed in connection with either the Compuware or SIGOS spin-off, we could be liable for additional taxes, including interest and penalties. We would be responsible for any such additional amounts, and for the costs of responding to such challenge, which would not be reimbursed to us by Compuware. While we have obtained an insurance policy that provides coverage if the Internal Revenue Service or other taxing authorities assert that additional taxes are owed in connection with the Compuware spin-off, such policy is subject to certain limitations and exclusions, and we cannot offer any assurances that such policy will fully cover any additional taxes owed by us. We did not obtain a tax insurance policy relating to the SIGOS spin-off. Any tax liabilities determined to be owed by us relating to either spin-off following an audit or other tax dispute may adversely affect our results of operations.

Federal and state fraudulent transfer laws may permit a court to void Compuware’s distribution to us to partially satisfy the estimated tax liability incurred by us from the Compuware spin-off.
As mentioned in the risk factor immediately above, Compuware distributed $265.0 million to us in 2019 to partially or wholly satisfy the estimated tax liability incurred by us in connection with the Compuware spin-off. This distribution might be subject to challenge under federal and state fraudulent conveyance laws even if the distribution was completed. Under applicable laws, the distribution could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return for, and was insolvent or rendered insolvent by reason of, the transfer.

We cannot be certain as to the standards that a court would use to determine whether or not Compuware was insolvent at the relevant time. In general, however, a court would look at various facts and circumstances related to the entity in question, including evaluation of whether or not (i) the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair market value of all of its assets; (ii) the present fair market value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or (iii) it could pay its debts as they become due.

If a court were to find that the distribution was a fraudulent transfer or conveyance, the court could void the distribution. In addition, the distribution could also be voided if a court were to find that it is not a legal distribution or dividend under applicable corporate law. The resulting complications, costs, and expenses of either finding could materially adversely affect our financial condition and results of operations.

We are subject to a number of risks associated with global sales and operations.
Revenue from customers located outside of the United States represented 44% of our total revenue for the fiscal year ended March 31, 2023. As of March 31, 2023, approximately 65% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
•increased expenses associated with international sales and operations, including establishing and maintaining office space and equipment for our international operations;
•fluctuations in exchange rates between currencies in the markets where we do business, including the recently strengthened dollar, and other controls, regulations, and orders that might restrict our ability to repatriate cash;
•volatility, uncertainties, and recessionary pressures in the global economy or in the economies of the countries in which we operate;
•difficulties in penetrating new markets due to existing competition or local lack of recognition of the Dynatrace® brand;
•risks associated with trade restrictions and additional legal requirements, including the exportation of our technology or source code that is required in many of the countries in which we operate;
•greater risk of unexpected changes in regulatory rules, regulations and practices, tariffs and tax laws and treaties;
•compliance with United States and foreign import and export control and economic sanctions laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security and the executive orders and laws implemented by the U.S. Department of the Treasury’s Office of Foreign Asset Controls;
•compliance with anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Anti-Bribery Act, and a heightened risk of unfair or corrupt business practices in certain geographies, and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•compliance with privacy, data protection, and data security laws of many countries and jurisdictions, including the EU’s GDPR and the CCPA;
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

•difficulties hiring local staff, differing employer/employee relationships, and the potential need for country-specific benefits, programs, and systems;
•social, economic, and political instability, epidemics and pandemics, terrorist attacks, wars, geopolitical conflicts, disputes and security concerns in general; and
•potentially adverse tax consequences.
These and other factors could harm our ability to generate future global revenue and, consequently, materially impact our business, results of operations, and financial condition.

Continued uncertainty in the U.S. and global economies, particularly Europe, along with uncertain geopolitical conditions, could negatively affect sales of our offerings and services and could harm our operating results.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical disruption, may result in extreme volatility in credit, equity, and foreign currency markets. These conditions, including changes in inflationary pressures, rising interest rates, lower consumer confidence or uneven or lower spending, volatile capital markets, financial and credit market fluctuations, political turmoil, natural catastrophes, epidemics, warfare, including the ongoing war in Ukraine, and terrorist attacks on the United States or elsewhere, may also adversely affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles, which would adversely affect our overall pipeline as well as our revenue growth expectations. For example, we have recently seen lengthening sales cycles, which may affect our future revenues and results of operations. In addition, increased economic uncertainty in the United States and abroad could lead to periods of economic slowdown or recession, continued inflation and higher interest rates, and the occurrence of such events, or public perception that any of these events may occur, could result in a general decrease in spending on technology or other business interruptions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within the technology industry. If macroeconomic or geopolitical conditions deteriorate or if the pace of recovery slows or is uneven, our overall results of operations could be adversely affected.

We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in the European credit, equity, and foreign currency markets or geopolitical disruptions, including the military conflict between Russia and Ukraine, could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe (where a significant amount of our R&D operations are concentrated) and other regions throughout the world. If tensions between the United States, members of NATO and Russia continue to escalate and create global security concerns, it may result in an increased adverse impact on regional and global economies and increase the likelihood of cyber-attacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

In March 2022, we announced that we suspended all business in Russia and Belarus. Although we do not have material operations in Ukraine, Russia, or Belarus, geopolitical instability in the region, new sanctions, and enhanced export controls may impact our ability to sell or export our platform in Ukraine, Russia, Belarus and surrounding countries. While we do not believe the overall impact to be material to our business results, if the conflict and scope of sanctions expand further or persist for an extended period of time, our business could be harmed.

Because we recognize revenue from our SaaS subscriptions and term licenses over the subscription or license term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the quarter ended March 31, 2023, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.

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

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition” included in Part II, Item 7 of this Annual Report.

Given the foregoing factors, our actual results could differ significantly from our estimates, comparing our revenue and operating results on a period-to-period basis may not be meaningful, and our past results may not be indicative of our future performance.

Changes in existing financial accounting standards or practices may harm our operating results.
Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements or practice could harm our operating results or result in changes to the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed and reported before such changes are effective.

U.S. Generally Accepted Accounting Principles (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or a change in these interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, FASB’s Emerging Issues Task Force has taken up certain topics which may result in further guidance which we would need to consider in our related accounting policies.

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
We sell our solutions to U.S. federal and state and foreign governmental agency customers, often through our resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks, including constraints on the budgetary process, including changes in the policies and priorities of the particular government, continuing resolutions, adherence to government audit and certification requirements, debt ceiling disruptions, deficit-reduction legislation, and any shutdown or default of the particular government. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Government demand and payment for our solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business including business with governmental agencies across the country involved. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience, non-appropriation, or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.

We may acquire other businesses, products, or technologies in the future which could require significant management attention, disrupt our business or result in operating difficulties, dilute stockholder value, and adversely affect our results of operations.
Our growth depends upon our ability to enhance our existing offerings and our ability to introduce new offerings on a timely basis. We intend to continue to address the need to develop new offerings and enhance existing offerings both through internal R&D, and also through the acquisition of other companies, product lines, technologies, and personnel. We expect to continue to consider and evaluate a wide array of potential acquisitions as part of our overall business strategy, including, but not limited to, acquisitions of certain businesses, technologies, services, products, and other assets and revenue streams. At any given time, we may be engaged in discussions or negotiations with respect to one or more acquisitions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable acquisition opportunities, and we may not be able to complete such acquisitions on favorable terms. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors, and could be disruptive to our operations.

Acquisitions may involve additional significant challenges, uncertainties, and risks, including, but not limited to:
•challenges, difficulties, or increased costs associated with integrating new employees, systems, technologies, and business cultures;
•failure of the acquisition to advance our business strategy and failure to achieve the acquisition’s anticipated benefits or synergies;
•disruption of our ongoing operations, diversion of our management’s attention, and increased costs and expenses associated with pursuing acquisition opportunities;
•inadequate data security, cybersecurity, and operational and information technology compliance and resilience;
•failure to identify, or our underestimation of, commitments, liabilities, deficiencies, and other risks associated with acquired businesses or assets;
•inconsistency between the business models of our company and the acquired company, and potential exposure to new or increased regulatory oversight and uncertain or evolving legal, regulatory, and compliance requirements;
•the potential loss of key management, other employees, or customers of the acquired business;
•potential reputational risks that could arise from transactions with, or investments in, companies involved in new or developing businesses or markets, which may be subject to uncertain or evolving legal, regulatory, and compliance requirements;
•potential impairment of goodwill or other acquisition-related intangible assets; and
•the potential for acquisitions to result in dilutive issuances of our equity securities or significant additional debt.
The integration process for an acquired business may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquired business, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisitions, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Acquisitions may also heighten many of the risks described in this “Risk Factors” section. Acquisitions are inherently risky, may not be successful, and may harm our business, results of operations, and financial condition.

Our business is subject to a wide range of laws and regulations and our failure to comply with those laws and regulations could harm our business, operating results, and financial condition.
Our business is subject to regulation by various U.S. federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy, cybersecurity and data protection laws, anti-bribery laws, import and export controls, federal acquisition regulations and guidelines, federal securities laws, and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and we must continue to monitor and dedicate resources to ensure continued compliance. Non-compliance with applicable regulations or requirements could subject us to litigation, investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition.

We are subject to governmental export, import, and sanctions controls that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.
Our solutions are subject to export control and economic sanctions laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security and the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports, re-exports, and transfers of our software and services must be made in compliance with these laws and regulations. Obtaining the necessary authorizations, including any required license for a particular sale, may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.

Various countries regulate the import of encryption technology. Changes in the encryption or other technology incorporated into our solutions or in applicable export or import laws and regulations may delay the introduction and sale of our solutions in international markets, prevent customers from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, regions, governments, or persons altogether.

Changes in sanctions, export, or import laws and regulations, in the enforcement or scope of existing laws and regulations, or in the countries, regions, governments, persons, or technologies targeted by such laws and regulations, could also result in decreased use of our solutions or in our ability to sell our solutions in certain countries.

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

Due to the global nature of our business, we could be adversely affected by violations of anti-bribery, anti-money laundering and similar laws in other jurisdictions in which we operate.
We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption and anti-money laundering laws in other jurisdictions. These laws generally prohibit companies, their employees, and their intermediaries from making or offering improper payments or other benefits to government officials and others in the private sector.

As we increase our sales and operations outside of the United States and increase our use of third parties, such as partners, resellers, agents and other intermediaries, our risks under these laws increases. Although we take steps to ensure compliance by adopting policies and conducting training, we cannot guarantee that our employees, partners, resellers, agents, or other intermediaries will not engage in prohibited conduct that could render us responsible under these laws. Non-compliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition, and results of operations.

Risks Related to Our Common Stock

The trading price of our common stock has been, and may continue to be, volatile and you could lose all or part of your investment.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through May 22, 2023. Factors that could cause fluctuations in the trading price of our common stock include the following:
•announcements of new products, offerings or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•changes in how customers perceive the benefits of our platform;
•shifts in the mix of billings and revenue attributable to SaaS subscriptions, licenses and services from quarter to quarter;
•departures of our Chief Executive Officer, Chief Financial Officer, other executive officers, senior management or other key personnel;
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
•litigation, data breaches, or security incidents involving us, our industry or both;
•regulatory developments in the United States, foreign countries or both;
•general economic conditions and trends; and
•major catastrophic events in our domestic and foreign markets.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company.
If our internal controls over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
As a public company, we are required to maintain internal control over financial reporting and disclosure controls and procedures. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources.

If material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations, and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. For example, our largest shareholder, the Thoma Bravo Funds, sold approximately 14.8 million shares of our common stock in February 2023. As of May 22, 2023, the Thoma Bravo Funds beneficially owned approximately 23.9% of our common stock. Under applicable federal securities laws, the Thoma Bravo Funds may sell additional shares in the public market without our advance knowledge or participation. If Thoma Bravo were to dispose of a substantial portion of our shares in the public market, whether in a single transaction or a series of transactions, it could reduce the trading price of our common stock. In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, or otherwise will dilute all other stockholders.
We may issue additional capital stock in the future that will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, offerings or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Thoma Bravo has significant influence over matters requiring stockholder approval, which may have the effect of delaying or preventing changes of control, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owned in the aggregate approximately 23.9% of our issued and outstanding shares of common stock as of May 22, 2023. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation, or other business combination;
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
This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs, or other purchases of our common stock that might otherwise result in the opportunity for stockholders to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our share price.

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

Our charter provides that none of our officers or directors who are also an officer, director, employee, partner, managing director, principal, independent contractor, or other affiliate of Thoma Bravo will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual pursues or acquires a corporate opportunity for its own account or the account of an affiliate, as applicable, instead of us, directs a corporate opportunity to any other person, instead of us or does not communicate information regarding a corporate opportunity to us.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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
•the requirement that a special meeting of stockholders may be called only by our board of directors, the chair of our board of directors, our Chief Executive Officer or our president (in the absence of a Chief Executive Officer), which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
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
Our charter also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law, and prevents us from engaging in a business combination, such as a merger, with an interested stockholder (i.e., a person or group who acquires at least 15% of our voting stock) for a period of three years from the date such person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. However, our charter also provides that transactions with Thoma Bravo, including the Thoma Bravo Funds, and any persons to whom any Thoma Bravo Fund sells its common stock, will be deemed to have been approved by our board of directors.

We may issue preferred stock, the terms of which could adversely affect the voting power or value of our common stock.
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

Our bylaws designate certain specified courts as the sole and exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; (4) any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim governed by the internal affairs doctrine (collectively, the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing the claims identified above. Additionally, the Delaware Forum Provision and the Federal Forum Provision in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage the filing of lawsuits against us and our directors, officers, and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether courts in other states will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware or the U.S. federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

General Risk Factors

A pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially affect how we and our customers are operating our businesses and our financial results.

We are subject to risks related to public health crises such as the COVID-19 pandemic. The COVID-19 pandemic and policies and regulations implemented by governments in response to the COVID-19 pandemic, most of which have been lifted, have had a significant impact, both directly and indirectly, on global businesses and commerce and indirect effects such as worker shortages and supply chain constraints continue to impact segments of the economy. Future global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

The impact to our business from any future pandemics or health epidemics depends on multiple factors that cannot be accurately predicted, such as its duration and scope, the extent and effectiveness of containment actions, the disruption caused by such actions, and the efficacy and rates of vaccines. Future pandemics or health epidemics could have severe impacts on our business and our customers’ and prospective customers’ businesses, for example, by adversely impacting their timing, ability, or willingness to spend on software platforms or purchase our offerings. Negative effects of pandemics, health epidemics, or infectious disease outbreaks on our customers or prospective customers could lead to pricing discounts or extended payment terms, reductions in the amount or duration of customers’ subscription contracts or term licenses, or increase customer attrition rates. Any of the foregoing could adversely affect our productivity, employee morale, future sales, operating results, and overall financial performance. Pandemics, health epidemics, or outbreaks of infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Climate change may have a long-term negative impact on our business.
The long-term effects of climate change on the global economy and the technology industry in particular are unclear. However, there are inherent climate-related risks such as natural disasters, floods, fire, infrastructure disruptions, and geopolitical instability that have the potential to disrupt and impact our business and the third parties with which we conduct business.

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to comply with these new laws. Numerous treaties, laws, and regulations have been enacted or proposed in an effort to regulate climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may result in increased operating costs across various levels of our supply chain, which could cause us to increase costs to satisfy service obligations to our customers. We may also incur costs associated with increased regulations or investor requirements for increased environmental and social disclosures and reporting, including reporting requirements and standards or expectations regarding the environmental impacts of our business. The cost of compliance with, or failure to comply with, such laws and regulations could result in increased compliance costs, and any untimely or inaccurate disclosure could adversely affect our reputation, business, or financial performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Waltham, Massachusetts and consists of approximately 60,000 square feet of space under a lease that expires in September 2027. In addition to our headquarters, we lease approximately 47,000 square feet of space in Detroit, Michigan, approximately 28,000 square feet of space in Maidenhead, England, and approximately 26,000 square feet of space in Denver, Colorado for sales and customer support. Our primary research and development facilities are located in Linz, Austria, Vienna, Austria, Gdansk, Poland, and Barcelona, Spain, and consist of approximately 96,000, 67,000, 57,000, and 36,000 square feet, respectively. We also lease other facilities in the United States and internationally. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space to accommodate expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, party to legal proceedings and subject to claims in the ordinary course of business. Although the outcome of legal proceedings and claims cannot be predicted with certainty, we currently believe that the resolution of any such matters will not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, legal proceedings and claims can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
Holders of Record
As of May 22, 2023, there were 53 stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.

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
Securities Authorized for Issuance under Equity Compensation Plans
Information required by Item 5 of Form 10-K regarding our Equity Compensation Plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.
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

Comparison of Cumulative Total Return

$200
$100
$0
8/1/2019
3/31/2020
3/31/2021
3/31/2022
3/31/2023
Dynatrace, Inc.
S&P 500
S&P 500 IT

	Base Period
	8/1/2019	3/31/2020	3/31/2021	3/31/2022	3/31/2023
Dynatrace, Inc.	$100.00	$99.96	$202.26	$197.48	$177.36
S&P 500	$100.00	$87.51	$134.51	$153.39	$139.13
S&P 500 Information Technology	$100.00	$100.32	$165.35	$198.19	$187.19

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
Overview
Dynatrace offers a unified observability and security platform with analytics and automation at its core, purpose-built for dynamic, hybrid, multicloud environments. Our comprehensive solutions help global organizations simplify cloud complexity, innovate faster, and do more with less in the modern cloud.
As enterprises and public sector institutions embrace modern cloud environments as the underlying foundation of their digital transformations, we believe that the scale, growing complexity, and dynamic nature of these environments are rapidly making solutions such as the Dynatrace® platform mandatory instead of optional for many organizations. Our Dynatrace® platform combines the only fully unified end-to-end solution for comprehensive observability and continuous runtime application security together with advanced AIOps to provide answers and intelligent automation from data at enormous scale. This approach enables IT, development, security, and business operations teams to modernize and automate operations, deliver software faster and more securely, and provide better digital experiences.
We take Dynatrace® to market through a combination of our global direct sales team and a network of partners, including global system integrators, cloud providers (such as AWS, Azure, and GCP), resellers and technology alliance partners. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion, which we believe see more value from our integrated full-stack platform.
All of our offerings leverage the Dynatrace® observability and security platform to provide APM, runtime application security, infrastructure monitoring, log management and analytics, DEM, digital business analytics, and cloud automation in an easy-to-use, highly automated, all-in-one solution.
We generate revenue primarily by selling subscriptions, which we define as SaaS agreements, Dynatrace® term-based licenses, Dynatrace® perpetual licenses, and maintenance and support agreements.
The majority of our customers deploy Dynatrace® as a SaaS solution to get the latest Dynatrace® features and updates with greatly reduced administrative effort. Our SaaS solution provides customers with the ability to scale up and down rapidly, without having to purchase, provision, and manage their hardware. We also provide options to deploy our platform at the edge in customer-provisioned infrastructure, which we refer to as Dynatrace Managed. This offering allows customers the flexibility to maintain control of the environment where their data resides, whether in the cloud or on-premises, combining the simplicity of SaaS with the ability to adhere to their own data security and sovereignty requirements. Our Mission Control center automatically upgrades all Dynatrace® instances and offers on-premises cluster customers auto-deployment options that suit their specific enterprise management processes.
The Dynatrace® platform has been commercially available since 2016 and is the primary offering that we sell.
Fiscal 2023 Financial Highlights
We delivered strong fiscal 2023 financial results in a dynamic macroeconomic environment, demonstrating the durability of our business model.
•Our annual recurring revenue (“ARR”) was $1,247 million as of March 31, 2023, which reflected 25% growth year-over-year;
•For the full year ended March 31, 2023, we were once again profitable and delivered solid operating income;
•As of March 31, 2023, we had approximately $555 million of cash and cash equivalents and no long-term debt; and
•Dynatrace® customers increased to more than 3,600 as of March 31, 2023 from approximately 3,300 as of March 31, 2022.

We believe in a disciplined and balanced approach to operating our business. We plan to continue driving innovation to meet customers’ needs and grow our customer base. We also plan to invest in future growth opportunities that we expect will drive long-term value, while leveraging our global partner ecosystem, optimizing costs, and improving efficiency and profitability.
We believe this approach is even more important at this time as we navigate a rapidly evolving and uncertain macroeconomic environment, which can include geopolitical considerations, fluctuations in credit, equity, and foreign currency markets, changes in inflation, interest rates, consumer confidence and spending, and other factors that may affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles. While we continue to close deals, customers continue to be cautious in their spending, with tighter budget scrutiny. We expect that the elongation of sales cycles that we experienced in the second half of our fiscal 2023 will persist throughout our fiscal 2024. Although macroeconomic uncertainty persists, we remain confident in our ability to execute in this environment. Please see the section titled “Risk Factors” included under Part I, Item 1A for further discussion of the possible impact of macroeconomic conditions on our business.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
•Extend our technology and market leadership position. We intend to maintain our position as the market-leading unified observability and security platform through increased investment in research and development and continued innovation. We expect to focus on expanding the functionality of our unified Dynatrace® and investing in capabilities that address new market opportunities. We also plan to continue evolving our causal AI capabilities to drive differentiation through precise answers and broad-based automation. We believe this strategy will enable new growth opportunities and allow us to continue to deliver differentiated high-value outcomes to our customers.
•Grow our customer base. We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion. In addition, we plan to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work jointly with our partners.
•Increase penetration within existing customers. We plan to continue to increase the penetration within our existing customers by establishing new and deeper relationships within our customers’ organizations (notably, development teams) and expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace® provides us the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. Once customers are on the Dynatrace® platform, we have seen significant dollar-based net retention rate expansion due to the ease of use and power of our platform.
•Enhance our strategic partner ecosystem. We intend to continue to invest in our strategic partner ecosystem, with a particular emphasis on cloud-focused partnerships with GSIs and hyperscaler cloud providers. These strategic partners continually work with their customers to help them digitally transform their businesses and reduce cloud complexity. By working more closely with strategic partners, our objective is to participate in digital transformation projects earlier in the purchasing cycle and enable customers to establish more resilient cloud deployments from the start.
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of
	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Total ARR (in thousands)	$1,246,681	$1,162,591	$1,064,951	$1,031,284	$995,121	$929,906	$863,863	$823,222
Dollar-based Net Retention Rate	119%	119%	120%+	120%+	120%+	120%+	120%+	120%+
Annual Recurring Revenue (“ARR”): We define ARR as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage. Total ARR was $1,247 million as of March 31, 2023. Over the past year, Total ARR has grown by $252 million, or 25%.
Dollar-based Net Retention Rate: We define the dollar-based net retention rate as the Dynatrace® ARR at the end of a reporting period for the cohort of Dynatrace® accounts as of one year prior to the date of calculation, divided by the Dynatrace® ARR one year prior to the date of calculation for that same cohort. Our dollar-based net retention rate reflects customer renewals, expansion, contraction and churn, and excludes the benefit of Dynatrace® ARR resulting from the conversion of Classic products to the Dynatrace® platform. Beginning in fiscal 2023, we began to exclude the headwind associated with the Dynatrace perpetual license

ARR given the diminishing impact of perpetual license ARR. We believe that eliminating the perpetual license headwind will result in a dollar-based net retention rate metric that better reflects Dynatrace’s ability to expand existing customer relationships. Dollar-based net retention rate is presented on a constant currency basis.
Key Components of Results of Operations
Revenue
Revenue includes subscriptions and services (and previously included licenses, as discussed below).
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
During the fourth quarter of fiscal 2023, we reclassified license revenue, which is recognized from sales of perpetual and term-based licenses of our Classic products, of $0.1 million and $1.5 million for the years ended March 31, 2022 and 2021, respectively, from “License” to “Subscription” revenue. There was no revenue from Classic products for the year ended March 31, 2023. Our Classic products were sunset as of April 1, 2021, and thereafter were only sold to existing customers. Prior periods have been revised to conform to the current period presentation. See Note 2, Significant Accounting Policies, of our audited consolidated financial statements included in this Annual Report for a description of the change in presentation.
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
Amortization of acquired technology. Amortization expense for technology acquired in the Thoma Bravo Funds’ acquisition of the Company in 2014 and business combinations. To the extent significant future acquisitions are consummated, we expect that our amortization of acquired technologies may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of revenue. Gross profit has been and will continue to be affected by various factors, including the mix of our subscription and service and other revenue, the costs associated with third-party cloud-based hosting services for our cloud-based subscriptions, and the extent to which we expand our customer support and services organizations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors.
Operating Expenses
Personnel costs, which consist of salaries, benefits, bonuses, share-based compensation and, with regard to sales and marketing expenses, sales commissions, are the most significant component of our operating expenses. We also incur other non-personnel costs, such as an allocation of our general overhead expenses.
During the fourth quarter of fiscal 2023, we refined our methodology used to allocate depreciation expense for certain property and equipment to better align the expense with the related use of the property and equipment. This has been retrospectively applied to periods beginning on April 1, 2022. See Note 2, Significant Accounting Policies, of our audited consolidated financial statements included in this Annual Report for a description of the reclassification.
Research and development. Research and development expenses primarily consist of the cost of programming personnel. We focus our research and development efforts on developing new solutions, core technologies, and to further enhance the functionality, reliability, performance and flexibility of existing solutions. We believe that our software development teams and our core technologies represent a significant competitive advantage for us and we expect that our research and development expenses will continue to increase in absolute dollars as we invest in research and development headcount to further strengthen and enhance our solutions.
Sales and marketing. Sales and marketing expenses primarily consist of personnel for our sales, marketing, and business development personnel, commissions earned by our sales personnel, and the cost of marketing and business development programs. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to hire additional sales and marketing personnel and invest in marketing programs.
General and administrative. General and administrative expenses primarily consist of the personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel, and other corporate expenses, including those associated with our ongoing public reporting obligations. We anticipate continuing to incur additional expenses as we continue to invest in the growth of our operations, as well as incur ongoing costs primarily associated with other transactional activities and the compliance of being a publicly traded company.
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships and capitalized software and tradenames.
Restructuring and other. Restructuring and other expenses primarily consist of various restructuring activities we have undertaken to achieve strategic and financial objectives. Restructuring activities include, but are not limited to, product offering cancellation and termination of related employees, office relocation, administrative cost of structure realignment, and consolidation of resources.
Other Expense, Net
Other expense, net, consists primarily of interest expense and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries. Interest expense, net of interest income, consists primarily of interest on our former term loan facility, fees on our revolving credit facility, loss on debt extinguishment, and amortization of debt issuance costs.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) a change in the Company’s assessment of realization of certain tax benefits previously subject to a valuation allowance in the U.S., (2) the generation of U.S. foreign tax credits, and (3) the foreign derived intangibles deduction, partially offset by (4) foreign withholding taxes, and (5) an increase in uncertain tax positions. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.
Internal Revenue Code (“IRC”) Section 174
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and fifteen years for research activities performed outside the United States pursuant to IRC Section 174. This law change will increase our U.S. federal and state cash taxes and reduce cash flows in fiscal year 2024 and future years.
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

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Fiscal Year Ended March 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$1,083,330	94%	$870,439	94%	$656,626	93%
Service	75,200	6%	59,006	6%	46,883	7%
Total revenue	1,158,530	100%	929,445	100%	703,509	100%
Cost of revenue:
Cost of subscription	144,445	12%	111,646	12%	77,488	11%
Cost of service	62,882	6%	45,717	5%	34,903	5%
Amortization of acquired technology	15,564	1%	15,513	2%	15,317	2%
Total cost of revenue (1)	222,891	19%	172,876	19%	127,708	18%
Gross profit	935,639	81%	756,569	81%	575,801	82%
Operating expenses:
Research and development (1)	218,349	19%	156,342	17%	111,415	16%
Sales and marketing (1)	448,015	39%	362,116	39%	245,487	35%
General and administrative (1)	150,031	13%	126,622	14%	92,219	13%
Amortization of other intangibles	26,292	2%	30,157	3%	34,744	5%
Restructuring and other	141		25		40
Total operating expenses	842,828		675,262		483,905
Income from operations	92,811		81,307		91,896
Other expense, net	(2,844)		(9,648)		(14,043)
Income before income taxes	89,967		71,659		77,853
Income tax benefit (expense)	17,992		(19,208)		(2,139)
Net income	$107,959		$52,451		$75,714
_________________
(1)Includes share-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$18,383	$12,863	$7,307
Research and development	41,406	21,316	11,684
Sales and marketing	51,147	35,957	24,153
General and administrative	35,938	29,400	14,640
Total share-based compensation expense	$146,874	$99,536	$57,784

Fiscal Years Ended March 31, 2023 and 2022
Revenue

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Subscription	$1,083,330	$870,439	$212,891	24%
Service	75,200	59,006	16,194	27%
Total revenue	$1,158,530	$929,445	$229,085	25%
Subscription
Subscription revenue increased by $212.9 million, or 24%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Changes in foreign currency exchange rates negatively impacted our revenue by $41.9 million. Our subscription revenue remained consistent at 94% of total revenue for the years ended March 31, 2023 and March 31, 2022.
Service
Service revenue increased by $16.2 million, or 27%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022. We generally recognize the revenues associated with professional services as we deliver the services. The increase was in line with the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions.
Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$144,445	$111,646	$32,799	29%
Cost of service	62,882	45,717	17,165	38%
Amortization of acquired technology	15,564	15,513	51	—%
Total cost of revenue	$222,891	$172,876	$50,015	29%
Cost of subscription
Cost of subscription increased by $32.8 million, or 29%, for the year ended March 31, 2023 as compared to the year ended March 31, 2022. The increase was primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $17.1 million and higher cloud-based hosting costs and subscriptions of $6.2 million. Also contributing to the increase were higher share-based compensation expense of $4.6 million and increased allocated overhead costs of $3.2 million.
Cost of service
Cost of service increased by $17.2 million, or 38%, for the year ended March 31, 2023 as compared to the year ended March 31, 2022. The increase was primarily the result of higher personnel and resourcing costs of $12.3 million. Also contributing to the increase were increased advertising costs of $1.3 million, increased allocated overhead costs of $1.2 million, and higher share-based compensation of $0.9 million.
Amortization of acquired technologies
For the years ended March 31, 2023 and 2022, amortization of acquired technologies was primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of our company in 2014.

Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$938,885	$758,793	$180,092	24%
Service	12,318	13,289	(971)	(7%)
Amortization of acquired technology	(15,564)	(15,513)	(51)	—%
Total gross profit	$935,639	$756,569	$179,070	24%
Gross margin:
Subscription	87%	87%
Service	16%	23%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $180.1 million, or 24%, during the year ended March 31, 2023 compared to the year ended March 31, 2022. Subscription gross margin remained consistent at 87% of total gross margin during the years ended March 31, 2023 and March 31, 2022. The increase in gross profit was primarily due to the growth of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions.
Service
Service gross profit decreased by $1.0 million, or 7%, during the year ended March 31, 2023 compared to the year ended March 31, 2022. Service gross margin decreased from 23% to 16% of total gross margin during the year ended March 31, 2023 compared to the year ended March 31, 2022. The decrease in gross profit and gross margin was primarily due to higher personnel and share-based compensation costs.
Operating Expenses

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$218,349	$156,342	$62,007	40%
Sales and marketing	448,015	362,116	85,899	24%
General and administrative	150,031	126,622	23,409	18%
Amortization of other intangibles	26,292	30,157	(3,865)	(13%)
Restructuring and other	141	25	116	464%
Total operating expenses	$842,828	$675,262	$167,566	25%
Research and development
Research and development expenses increased $62.0 million, or 40%, for the year ended March 31, 2023 as compared to the year ended March 31, 2022. The increase was primarily due to increased personnel and other costs to expand our product offerings of $29.2 million, and higher share-based compensation of $20.1 million. Also contributing to the increase were higher allocated overhead costs of $9.8 million, higher travel expenses of $1.6 million, and increased cloud-based hosting costs of $1.5 million.
Sales and marketing
Sales and marketing expenses increased by $85.9 million, or 24%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022, primarily driven by increased personnel costs of $51.7 million and higher share-based compensation of $15.2 million. Also contributing to the increase were increased travel expenses of $9.0 million, higher commissions of $8.8 million, and higher allocated overhead costs of $7.0 million.

General and administrative
General and administrative expenses increased by $23.4 million, or 18%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022, primarily due to increased personnel costs of $19.9 million and higher share-based compensation of $6.5 million. Also contributing to the increase were higher professional fees of $5.6 million, and higher IT and facilities expenses of $4.1 million related to new offices and expansions. Partially offsetting the increase were increased corporate allocations, in part due to the allocation of depreciation and amortization.
Amortization of other intangibles
Amortization of other intangibles decreased by $3.9 million, or 13%, for the year ended March 31, 2023 as compared to the year ended March 31, 2022. The decrease was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net, decreased by $6.8 million, or 71%, for the year ended March 31, 2023 as compared to the year ended March 31, 2022. The decline was primarily the result of lower interest expense due to the reduction in debt. The loss on our debt extinguishment was also slightly offset by interest income.
Income Tax Benefit (Expense)
Income tax expense decreased by $37.2 million resulting in a benefit of $18.0 million for the year ended March 31, 2023, as compared to an expense of $19.2 million for the year ended March 31, 2022. This decrease was primarily due to a $32.6 million net reduction to the valuation allowance recorded against global deferred tax assets.
Fiscal Years Ended March 31, 2022 and 2021
Revenue

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Subscription	$870,439	$656,626	$213,813	33%
Service	59,006	46,883	12,123	26%
Total revenue	$929,445	$703,509	$225,936	32%
Subscription
Subscription revenue increased by $213.8 million, or 33%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021, primarily due to the growing adoption of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Our subscription revenue increased to 94% of total revenue for the year ended March 31, 2022 compared to 93% of total revenue for the year ended March 31, 2021.
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
Cost of subscription
Cost of subscription revenue increased by $34.2 million, or 44%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021. The increase was primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $19.5 million, higher cloud-based hosting costs and subscriptions of $10.7 million, as well as higher share-based compensation of $3.0 million. Partially offsetting this increase was $1.3 million in lower amortization due to the completion of amortization of certain internally developed capitalized software technology.
Cost of service
Cost of service revenue increased by $10.8 million, or 31%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021. The increase was primarily the result of higher personnel costs of $6.8 million, higher share-based compensation of $2.6 million, and an increase in subscription costs of $1.0 million.
Amortization of acquired technologies
For the years ended March 31, 2022 and 2021, amortization of acquired technologies was primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of our company in 2014.
Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$758,793	$579,138	$179,655	31%
Service	13,289	11,980	1,309	11%
Amortization of acquired technology	(15,513)	(15,317)	(196)	1%
Total gross profit	$756,569	$575,801	$180,768	31%
Gross margin:
Subscription	87%	88%
Service	23%	26%
Amortization of acquired technology	(100)%	(100%)
Total gross margin	81%	82%
Subscription
Subscription gross profit increased by $179.7 million, or 31%, during the year ended March 31, 2022 compared to the year ended March 31, 2021. The increase in gross profit was primarily due to the growth of the Dynatrace® platform by new customers combined with existing customers expanding their use of our solutions. Subscription gross margin decreased from 88% to 87% during the year ended March 31, 2022 compared to the year ended March 31, 2021, primarily due to higher personnel and share-based compensation costs to support the growth of our subscription cloud-based offering.
Service
Service gross profit increased by $1.3 million, or 11%, during the year ended March 31, 2022 compared to the year ended March 31, 2021. Service gross margin decreased from 26% to 23%, during the year ended March 31, 2022 compared to the year ended March 31,

2021. The increase in gross profit was primarily due to an increase in service revenue driven by higher utilization of personnel. The decrease in gross margin was primarily due to higher personnel and share-based compensation costs.
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
Research and development
Research and development expenses increased by $44.9 million, or 40%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021. The increase was primarily due to increased personnel and other costs to expand our product offerings of $26.4 million, and higher share-based compensation of $9.6 million. Also contributing to the increase were higher cloud-based hosting costs of $4.1 million, increased allocated overhead costs of $2.5 million to support the growth of the business and related infrastructure, and higher travel expenses of $0.8 million as global travel restrictions began to decrease and as travel resumed.
Sales and marketing
Sales and marketing expenses increased by $116.6 million, or 48%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021, driven by increased personnel costs of $54.4 million, related share-based compensation of $11.8 million, and other employee-related expenses of $5.3 million. Also contributing to the increase were higher advertising and marketing costs of $29.0 million, higher professional fees of $4.2 million, increased travel expenses related to global restrictions lifting of $4.0 million, higher information technology costs of $2.4 million, and increased allocated overhead costs of $1.5 million to support the growth of the business and related infrastructure.
General and administrative
General and administrative expenses increased by $34.4 million, or 37%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021, primarily due to increased personnel costs of $14.1 million, related share-based compensation of $14.8 million, and other employee-related expenses of $1.9 million. Also contributing to the increase were higher professional fees of $1.1 million, and increased travel expenses related to global restrictions lifting of $0.8 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $4.6 million, or 13%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021. The decrease was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Expense, Net
Other expense, net, decreased by $4.4 million, or 31%, for the year ended March 31, 2022, as compared to the year ended March 31, 2021. The decline was primarily the result of lower interest expense on our former term loan as we had less principal outstanding compared to the prior fiscal year.
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

Liquidity and Capital Resources
As of March 31, 2023, we had $555.3 million of cash and cash equivalents and $384.5 million available under our revolving credit facility.
We have historically financed our operations primarily through payments by our customers for use of our product offerings and related services and, to a lesser extent, the net proceeds we have received from sales of equity securities.
Over the past three years, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.
Our billings and revenue mix may vary over time due to a number of factors, including the mix of subscriptions and services and the contract length of our customer agreements. Such variability in the timing and amounts of our billings could impact the timing of our cash collections from period to period.
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations for cloud hosting support. As of March 31, 2023, total contractual commitments were $244.4 million, with $78.8 million committed within the next twelve months. For further information regarding our contractual commitments, see Note 11, Commitments and Contingencies, of our audited consolidated financial statements included in this Annual Report.
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
Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (the “Credit Facility”). As of March 31, 2023, we had $384.5 million available under the Credit Facility with $15.5 million of letters of credit outstanding. As of March 31, 2023, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 9, Long-term Debt, of our audited consolidated financial statements included in this Annual Report.
Summary of Cash Flows

	Fiscal Year Ended March 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities(1)	$354,885	$250,917	$220,436
Net cash used in investing activities	(21,540)	(30,890)	(13,879)
Net cash used in financing activities	(232,344)	(80,664)	(97,802)
Effect of exchange rate changes on cash and cash equivalents	(8,620)	(1,358)	3,037
Net increase in cash and cash equivalents	$92,381	$138,005	$111,792
_________________
(1)    Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(in thousands)
Cash paid for interest	$7,109	$8,375	$12,475
Cash (received from) paid for tax, net	$(14,311)	$24,247	$(7,337)

Operating Activities
For the year ended March 31, 2023, cash provided by operating activities was $354.9 million as a result of net income of $108.0 million, and adjusted by non-cash charges of $148.9 million and a change of $92.1 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $146.9 million and depreciation and amortization of $54.6 million, partially offset by deferred income taxes of $53.5 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $145.5 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, an increase in accounts payable and accrued expenses of $58.7 million driven by the timing of payments, and a decrease in prepaid expenses and other assets of $26.8 million driven by timing of an income tax refund and timing of payments in advance of future service. These changes were partially offset by an increase in accounts receivable of $94.9 million due to the timing of receipts of payments from customers and an increase in deferred commissions of $45.2 million due to commissions paid on new bookings.
For the year ended March 31, 2022, cash provided by operating activities was $250.9 million as a result of net income of $52.5 million, and adjusted by non-cash charges of $145.5 million and a change of $53.0 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $99.5 million and depreciation and amortization of $56.9 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $162.2 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, and an increase in accounts payable and accrued expenses of $35.9 million driven by the timing of payments. These changes were partially offset by an increase in accounts receivable of $108.8 million due to the timing of receipts of payments from customers, an increase in deferred commissions of $29.5 million due to commissions paid on new bookings, and an increase in prepaid expenses and other assets of $8.1 driven by the timing of payments in advance of future services.
For the year ended March 31, 2021, cash provided by operating activities was $220.4 million as a result of a net income of $75.7 million, and adjusted by non-cash charges of $113.6 million and a change of $31.2 million in our operating assets and liabilities. The non-cash charges were primarily comprised depreciation and amortization of $61.0 million and share-based compensation of $57.8 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $96.5 million due to to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, an increase in accounts payable and accrued expenses of $26.6 million driven by the timing of payments, and a decrease in prepaid expenses and other assets of $5.7 million driven by the timing of payments in advance of future services. These changes were partially offset by an increase of $82.0 million due to the timing of receipts of payments from customers and an increase in deferred commissions of $16.3 million due to commissions paid on new bookings.
Investing Activities
Cash used in investing activities during the year ended March 31, 2023 was $21.5 million as a result of purchases of property and equipment.
Cash used in investing activities during the year ended March 31, 2022 was $30.9 million as a result of the purchases of property and equipment of $17.7 million and two acquisitions made in the first half of fiscal 2022 of $13.2 million.
Cash used in investing activities during the year ended March 31, 2021 was $13.9 million as a result of purchases of property and equipment of $14.1 million and capitalized software additions of $0.3 million, gross of $0.5 million of derecognized software costs.
Financing Activities
Cash used in financing activities during the year ended March 31, 2023 was $232.3 million, primarily as a result of repayments of our term loans of $281.1 million, partially offset by proceeds from the exercise of our stock options of $32.9 million and proceeds from our employee stock purchase plan of $17.8 million.
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
We believe that the assumptions and estimates associated with revenue recognition, income taxes, and business combinations have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.
Revenue Recognition
We recognize revenue from contracts with customers using the five-step method described in Note 2 of the notes to our consolidated financial statements, included elsewhere in this Annual Report. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same customer if (i) we determine that the contracts are negotiated as a package with a single commercial objective, (ii) the amount of consideration to be paid in one contract depends on the price or performance of the other contract, or (iii) the services promised in the contracts are a single performance obligation.
The identification of our performance obligations involves review and consideration for the contractual terms, the implied rights of our customers, if any, product demonstrations and published website and marketing materials. Our performance obligations consist of (i) subscription and support services and (ii) professional and other services. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on their relative standalone selling price (“SSP”). We determine SSP for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with our overall pricing objectives, taking into consideration the type of subscription services and professional and other services. SSP also reflects the amount we would charge for that performance obligation if it were sold separately in a standalone sale, and the price we would sell to similar customers in similar circumstances. We have determined that our pricing for software licenses and subscription services is highly variable and we therefore allocate the transaction price to those performance obligations using the residual approach.
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
Transaction exposure
We transact business in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates on transactions denominated in currencies other than the functional currencies of our subsidiaries. These gains or losses are recorded within “Other income, net” in our consolidated statements of operations.
Interest Rate Risk
We had cash and cash equivalents of $555.3 million and $463.0 million as of March 31, 2023 and 2022, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

As of March 31, 2023, we also had the Credit Facility in place, with availability of $384.5 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Dollar Offered Rate, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Agreement. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dynatrace, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Dynatrace, Inc. (the Company) as of March 31, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 25, 2023 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Determination of Distinct Performance Obligations

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company enters into contracts with customers that may include promises to transfer software licenses, subscription services, maintenance and support for software licenses, and professional services.

Given the nature of the Company’s product and service offerings, there is complexity in determining whether software licenses and services are considered performance obligations that should be accounted for separately or together. Auditing the Company’s determination of distinct performance obligations related to its various product and service offerings involved a high degree of judgment. Specifically, significant auditor judgment was required when assessing whether the when-and-if available updates included within the Company’s maintenance agreements and the related software licenses should be accounted for as separate performance obligations or as inputs to a combined performance obligation.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s processes as they relate to the determination of distinct performance obligations within contracts with customers.

Among other audit procedures, we selected a sample of contracts and evaluated whether management appropriately identified and considered whether the contract had (1) multiple promised products or services that constitute separate performance obligations or (2) a single performance obligation that is comprised of combined products and/or services. To evaluate management’s conclusion that when-and-if available updates included within the Company’s maintenance agreements are critical to the continued utility of the related software licenses such that they should be accounted together as inputs to a combined performance obligation, we obtained an understanding of the nature and importance of the updates, assessed the impact and frequency of updates, and reviewed information around the updates included on the Company’s website and marketing materials.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Detroit, Michigan
May 25, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Dynatrace, Inc.
Waltham, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Dynatrace, Inc. (the “Company”) as of March 31, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO USA, LLP
We served as the Company's auditor from 2015 to 2022.
Troy, Michigan
May 26, 2022

DYNATRACE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$555,348	$462,967
Accounts receivable, net	442,518	350,666
Deferred commissions, current	83,029	62,601
Prepaid expenses and other current assets	37,289	72,188
Total current assets	1,118,184	948,422
Property and equipment, net	53,576	45,271
Operating lease right-of-use asset, net	68,074	58,849
Goodwill	1,281,812	1,281,876
Other intangible assets, net	63,599	105,736
Deferred tax assets, net	79,822	28,106
Deferred commissions, non-current	86,232	63,435
Other assets	14,048	9,615
Total assets	$2,765,347	$2,541,310

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$21,953	$22,715
Accrued expenses, current	188,380	141,556
Deferred revenue, current	811,058	688,554
Operating lease liabilities, current	15,652	12,774
Total current liabilities	1,037,043	865,599
Deferred revenue, non-current	34,423	25,783
Accrued expenses, non-current	29,212	19,409
Operating lease liabilities, non-current	59,520	52,070
Deferred tax liabilities	280	85
Long-term debt, net	—	273,918
Total liabilities	1,160,478	1,236,864
Commitments and contingencies (Note 11)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 290,411,108 and 286,053,276 shares issued and outstanding at March 31, 2023 and 2022, respectively	290	286
Additional paid-in capital	1,989,797	1,792,197
Accumulated deficit	(353,389)	(461,348)
Accumulated other comprehensive loss	(31,829)	(26,689)
Total shareholders' equity	1,604,869	1,304,446
Total liabilities and shareholders' equity	$2,765,347	$2,541,310

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2023	2022	2021
Revenue:
Subscription	$1,083,330	$870,439	$656,626
Service	75,200	59,006	46,883
Total revenue	1,158,530	929,445	703,509
Cost of revenue:
Cost of subscription	144,445	111,646	77,488
Cost of service	62,882	45,717	34,903
Amortization of acquired technology	15,564	15,513	15,317
Total cost of revenue	222,891	172,876	127,708
Gross profit	935,639	756,569	575,801

Operating expenses:
Research and development	218,349	156,342	111,415
Sales and marketing	448,015	362,116	245,487
General and administrative	150,031	126,622	92,219
Amortization of other intangibles	26,292	30,157	34,744
Restructuring and other	141	25	40
Total operating expenses	842,828	675,262	483,905
Income from operations	92,811	81,307	91,896
Interest expense, net	(3,409)	(10,192)	(14,205)
Other income, net	565	544	162
Income before income taxes	89,967	71,659	77,853
Income tax benefit (expense)	17,992	(19,208)	(2,139)
Net income	$107,959	$52,451	$75,714
Net income per share:
Basic	$0.38	$0.18	$0.27
Diluted	$0.37	$0.18	$0.26
Weighted average shares outstanding:
Basic	287,700	284,161	280,469
Diluted	291,617	290,903	286,509

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended March 31,
	2023	2022	2021
Net income	$107,959	$52,451	$75,714
Other comprehensive loss
Foreign currency translation adjustment	(5,140)	(478)	(8,106)
Total other comprehensive loss	(5,140)	(478)	(8,106)
Comprehensive income	$102,819	$51,973	$67,608

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2020	280,853	$281	$1,573,347	$(589,819)	$(18,105)	$965,704
Foreign currency translation					(8,106)	(8,106)
Restricted stock units vested	1,256	1				1
Restricted stock awards forfeited	(110)	—				—
Issuance of common stock related to employee stock purchase plan	331	—	9,195			9,195
Exercise of stock options	800	1	13,051			13,052
Share-based compensation			57,784			57,784
Equity repurchases			(49)			(49)
Cumulative effects adjustment for ASU 2016-02 adoption				306		306
Net income				75,714		75,714
Balance, March 31, 2021	283,130	$283	$1,653,328	$(513,799)	$(26,211)	$1,113,601
Foreign currency translation					(478)	(478)
Restricted stock units vested	1,305	1	(1)			—
Restricted stock awards forfeited	(20)	—				—
Issuance of common stock related to employee stock purchase plan	372	1	13,912			13,913
Exercise of stock options	1,266	1	25,488			25,489
Share-based compensation			99,536			99,536
Equity repurchases			(66)			(66)
Net income				52,451		52,451
Balance, March 31, 2022	286,053	$286	$1,792,197	$(461,348)	$(26,689)	$1,304,446
Foreign currency translation					(5,140)	(5,140)
Restricted stock units vested	2,139	2	(2)			—
Restricted stock awards forfeited	(15)	—				—
Issuance of common stock related to employee stock purchase plan	553	—	17,806			17,806
Exercise of stock options	1,681	2	32,937			32,939
Share-based compensation			146,874			146,874
Equity repurchases			(15)			(15)
Net income				107,959		107,959
Balance, March 31, 2023	290,411	$290	$1,989,797	$(353,389)	$(31,829)	$1,604,869

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$107,959	$52,451	$75,714
Adjustments to reconcile net income to cash provided by operations:
Depreciation	12,541	10,638	9,022
Amortization	42,070	46,238	51,942
Share-based compensation	146,874	99,536	57,784
Loss on extinguishment of debt	5,925	—	—
Deferred income taxes	(53,534)	(12,401)	(7,036)
Other	988	1,486	1,845
Net change in operating assets and liabilities:
Accounts receivable	(94,910)	(108,848)	(81,992)
Deferred commissions	(45,191)	(29,533)	(16,323)
Prepaid expenses and other assets	26,753	(8,108)	5,669
Accounts payable and accrued expenses	58,680	35,946	26,592
Operating leases, net	1,186	1,353	731
Deferred revenue	145,544	162,159	96,488
Net cash provided by operating activities	354,885	250,917	220,436
Cash flows from investing activities:
Purchase of property and equipment	(21,540)	(17,695)	(14,076)
Capitalized software costs	—	—	197
Acquisition of businesses, net of cash acquired	—	(13,195)	—
Net cash used in investing activities	(21,540)	(30,890)	(13,879)
Cash flows from financing activities:
Repayment of term loans	(281,125)	(120,000)	(120,000)
Debt issuance costs	(1,949)	—	—
Proceeds from employee stock purchase plan	17,806	13,913	9,195
Proceeds from exercise of stock options	32,939	25,489	13,052
Equity repurchases	(15)	(66)	(49)
Net cash used in financing activities	(232,344)	(80,664)	(97,802)

Effect of exchange rates on cash and cash equivalents	(8,620)	(1,358)	3,037

Net increase in cash and cash equivalents	92,381	138,005	111,792

Cash and cash equivalents, beginning of year	462,967	324,962	213,170
Cash and cash equivalents, end of year	$555,348	$462,967	$324,962

Supplemental cash flow data:
Cash paid for interest	$7,109	$8,375	$12,475
Cash (received from) paid for tax, net	$(14,311)	$24,247	$(7,337)
See accompanying notes to consolidated financial statements

DYNATRACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of the Business
Business
Dynatrace, Inc. (“Dynatrace”, or the “Company”) designed its unified observability and security platform with analytics and automation at its core to address the growing complexity faced by technology and digital business teams as these enterprises further embrace the cloud to effect their digital transformation. Artificial intelligence and continuous automation deliver precise answers about the performance and security of applications, the underlying infrastructure, and the experience of its customers’ users that enable organizations to innovate faster, operate more efficiently, and improve user experiences for consistently better business outcomes.
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
There were no new recently issued accounting pronouncements that were expected to have a material impact on the consolidated financial statements and related notes.
Change in presentation
Effective in the fourth quarter of fiscal 2023, “License” revenue is no longer presented in the consolidated statements of operations and is included in “Subscription” revenue. License revenue is recognized from sales of perpetual and term-based licenses of the Company’s Classic offerings, which were sunset as of April 1, 2021. Licenses were only sold to existing customers as they transitioned to the Dynatrace Software. There was no revenue from Classic products for the year ended March 31, 2023. The remaining revenue from Classic products of $0.1 million, and $1.5 million for the years ended March 31, 2022 and 2021, respectively, is insignificant, and as such, the Company decided to no longer present “License” revenue as a separate category in the consolidated statements of operations. Prior periods have been revised to conform to the current period presentation, which had no impact on the Company’s total revenue or net income.
Reclassification
During the fourth quarter of fiscal 2023, the Company refined its methodology used to allocate depreciation expense for certain property and equipment to better align the expense with the related use of property and equipment. This change in allocating depreciation expense has been applied retrospectively to April 1, 2022, and had no impact on the Company’s income from operations and net income. Prior period amounts have not been reclassified to conform to the current period presentation as the impact is not material.
The following table presents the effect of the reclassification and the impact on the Company’s consolidated statements of operations (in thousands):

	Fiscal Year Ended March 31, 2023
	Previous Method	Current Method	Effect of Change
Research and development	$213,971	$218,349	$4,378
Sales and marketing	445,173	448,015	2,842
General and administrative	157,251	150,031	(7,220)

Net income	107,959	107,959	—

The following tables present the effect of the reclassification and the impact on the Company’s condensed consolidated statements of operations in the issued fiscal 2023 Form 10-Qs (unaudited - in thousands):

	Three Months Ended December 31, 2022
	Previous Method	Current Method	Effect of Change
Research and development	$53,411	$54,531	$1,120
Sales and marketing	111,524	112,292	768
General and administrative	36,242	34,354	(1,888)

Net income	15,026	15,026	—

	Three Months Ended September 30, 2022
	Previous Method	Current Method	Effect of Change
Research and development	$51,907	$52,905	$998
Sales and marketing	104,669	105,348	679
General and administrative	40,074	38,397	(1,677)

Net income	10,526	10,526	—

	Three Months Ended June 30, 2022
	Previous Method	Current Method	Effect of Change
Research and development	$48,482	$49,411	$929
Sales and marketing	105,015	105,673	658
General and administrative	36,321	34,734	(1,587)

Net income	2,114	2,114	—
Foreign currency translation
The reporting currency of the Company is the U.S. dollar (“USD”). The functional currency of the Company’s principal foreign subsidiaries is the currency of the country in which each entity operates. Accordingly, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the balance sheet date, and revenues and expenses have been translated at average exchange rates prevailing during the period the transactions occurred. Translation adjustments have been excluded from the results of operations and are reported as accumulated other comprehensive loss within the consolidated statements of shareholders’ equity.
Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in “Other income, net” in the consolidated statements of operations.
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
In fiscal 2022, the Company completed acquisitions of entities for total cash consideration, net of cash acquired, of $13.2 million. As a result, the Company recognized goodwill of $11.0 million and intangible assets of $2.6 million related to technology with an estimated useful life of nine years. Goodwill generated from the acquisitions is attributable to increased synergies that are expected to be achieved from the integration of the acquired developed technology into the Dynatrace® platform, and is not deductible for tax purposes. The results of operations of the acquired entities have been included within the Company’s consolidated statements of operations from the acquisition date. The acquisitions were not material to the consolidated financial statements. The allocated purchase price of the acquisitions were finalized during fiscal 2023. The Company did not complete any acquisitions in fiscal 2023 and 2021.
Revenue recognition
The Company sells subscriptions, software licenses, maintenance and support, and professional services together in contracts with its customers, which include end-customers and channel partners. The Company’s software license agreements provide customers with a right to use software perpetually or for a defined term. As required under applicable accounting principles, the goods and services that the Company promises to transfer to a customer are accounted for separately if they are distinct from one another. Promised items that are not distinct are bundled as a combined performance obligation. The transaction price is allocated to the performance obligations based on the relative estimated standalone selling prices of those performance obligations.
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
2.Identification of the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. In identifying performance obligations, the Company reviews contractual terms, considers whether any implied rights exist, and evaluates published product and marketing information. The Company’s performance obligations consist of (i) subscription services, (ii) software licenses, (iii) maintenance and support for software licenses, and (iv) professional services.
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
Deferred commissions
Deferred sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit which the Company has estimated to be three years. The period of benefit has been determined by taking into consideration the duration of customer contracts, the life of the technology, renewals of maintenance and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over a period of benefit which the Company has estimated to be three years. Amortization expense is included in “Sales and marketing” expenses on the consolidated statements of operations.
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
Contract modifications
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
Cost of service
Cost of service revenue includes salaries, benefits, share-based compensation and related expenses such as employer taxes for the Company’s services organization, allocated overhead for depreciation of equipment, facilities and IT. The Company recognizes expense related to its services organization as they are incurred.
Amortization of acquired technology
Amortization of acquired technology includes amortization expense for technology acquired in the Thoma Bravo Funds’ acquisition of the Company in 2014 and business combinations.
Research and development
Research and development (“R&D”) costs primarily include the cost of programming personnel, including share-based compensation. R&D costs related to the Company’s software solutions are reported as “Research and development” in the consolidated statements of operations.
Advertising
Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in the consolidated statements of operations. Advertising expense was $36.2 million, $49.9 million, and $26.4 million during the years ended March 31, 2023, 2022 and 2021, respectively.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. There is presently no concentration of credit risk for customers as no individual entity represented more than 10% of the balance in accounts receivable as of March 31, 2023, 2022 and 2021 or 10% of revenue for the years ended March 31, 2023, 2022 and 2021.
Cash and cash equivalents
All highly liquid investments with a maturity of three months or less when purchased are considered cash and cash equivalents.
Accounts receivable, net
Trade accounts receivable are recorded at the invoiced amount. Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $3.8 million and $3.2 million and is classified as “Accounts receivable, net” in the consolidated balance sheets as of March 31, 2023 and 2022, respectively.
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
Property and equipment are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if an impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of carrying value or net realizable value. There was no impairment of property and equipment during the years ended March 31, 2023, 2022 and 2021.
Goodwill and other intangible assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company has elected to first assess the qualitative factors to determine if it is more likely than not that the fair value of the underlying assets is less than its carrying amount. If the Company determines that it is more likely than not that the underlying assets’ fair value is less than its carrying amount in the qualitative analysis, then a quantitative goodwill impairment test will be performed by comparing the fair value of the assets to their carrying value.
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
There was no impairment of goodwill and other intangible assets during the years ended March 31, 2023, 2022 and 2021.
Capitalized software
The Company’s capitalized software includes the costs of internally developed software technology and software technology purchased through acquisition. Internally developed software technology consists of development costs associated with software products to be sold (“software products”) and internal use software associated with hosted software.
Costs associated with the development of software technology are expensed prior to the establishment of technological feasibility and capitalized thereafter until the related software technology is available for general release to customers. Technological feasibility is established when management has authorized and committed to funding a project and it is probable that the project will be completed, and the software will be used to perform the function intended. For internal use software, capitalization begins during the application development stage. Internally developed software technology is recorded within “Other intangible assets, net” in the consolidated balance sheets. During the years ended March 31, 2023 and 2022, the Company did not capitalize any costs for internally developed software technology. The Company capitalized $0.3 million, offset by $0.5 million of derecognized software costs during the year ended March 31, 2021.
The amortization of capitalized software technology is computed on a project-by-project basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for the software technology or (b) the straight-line method over the remaining estimated economic life of the software technology, including the period being reported on. Amortization begins when the software technology is available for general release to customers. The amortization period for capitalized software is generally three to five years. Amortization of internally developed capitalized software technology was $0.2 million, $0.6 million, and $1.9 million during the years ended March 31, 2023, 2022 and 2021, respectively, and is recorded within “Cost of subscription” in the consolidated statements of operations.
Impairment of long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is estimated by the Company using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If circumstances change or events occur to indicate that the Company’s fair market value has fallen below book value, the Company will compare the estimated fair value of long-lived assets (including goodwill) to its book value. If the book value exceeds the estimated fair value, the Company will recognize the difference as an impairment loss in the consolidated statements of operations. The Company has not incurred any impairment losses during the years ended March 31, 2023, 2022 and 2021.
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

The Company accounts for uncertain tax positions based on those positions taken or expected to be taken in a tax return. The Company determines if the amount of available support indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The Company then measures the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. The Company adjusts reserves for the uncertain tax positions due to changing facts and circumstances. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact the Company’s tax provision in its consolidated statements of operations in the period in which such determination is made. Interest and penalties related to uncertain income tax positions are included in the income tax provision.
The Company treats Global Intangible Low Taxed Income (“GILTI”) as a period cost.
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
The Company’s carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate their fair values due to their short maturities. The Company’s former term loan credit facilities, which were paid in full as of March 31, 2023, are not recorded at fair value and the carrying value approximated fair value due to its floating interest rate, which was considered a level 2 measurement.
Share-based compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, restricted stock, time-based and performance-based restricted stock units (“RSUs”), and the purchase rights under the employee stock purchase plan (the “ESPP”), based on the estimated grant-date fair value of the award. The Company calculates the fair value of stock options and the purchase rights under the ESPP using the Black-Scholes option-pricing model. This requires the input of assumptions, including the fair value of the Company’s underlying common stock, the expected term of stock options and purchase rights, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The fair value of restricted stock and RSUs is determined by the closing price on the date of grant of the Company’s common stock as reported on the NYSE.
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
Excess tax benefits from vested RSUs and exercised stock options are recognized as an income tax benefit in the income statement and reflected in operating activities in the statement of cash flows. Share-based compensation cost that has been included in income from continuing operations amounted to $146.9 million, $99.5 million, and $57.8 million for the years ended March 31, 2023, 2022, and 2021, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $38.1 million, $43.1 million, and $21.3 million for the years ended March 31, 2023, 2022, and 2021, respectively. This includes tax benefits recognized related to stock option exercises of $8.7 million, $14.9 million, and $8.4 million for the years ended March 31, 2023, 2022, and 2021, respectively.
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
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
North America	$690,899	60%	$512,946	56%	$388,188	55%
Europe, Middle East and Africa	292,176	25%	278,902	30%	216,647	31%
Asia Pacific	111,339	10%	96,454	10%	78,295	11%
Latin America	64,116	5%	41,143	4%	20,379	3%
Total revenue	$1,158,530		$929,445		$703,509
For the years ended March 31, 2023, 2022, and 2021, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $652.0 million and 56%, $477.2 million and 51%, and $362.1 million and 51% of total revenue, respectively.
Deferred commissions
The following table represents a rollforward of the Company’s deferred commissions (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Beginning balance	$126,036	$97,624	$78,245
Additions to deferred commissions	119,233	89,899	63,627
Amortization of deferred commissions	(76,008)	(61,487)	(44,248)
Ending Balance	$169,261	$126,036	$97,624
Deferred commissions, current	83,029	62,601	48,986
Deferred commissions, non-current	86,232	63,435	48,638
Total deferred commissions	$169,261	$126,036	$97,624
Deferred revenue
Revenue recognized during the years ended March 31, 2023, 2022, and 2021 which was included in the deferred revenue balances at the beginning of each respective period was $670.1 million, $502.4 million, and $381.6 million.
Remaining performance obligations
As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,966.5 million, which consists of both billed consideration in the amount of $845.5 million and unbilled consideration in the amount of $1,121.0 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 58% of this amount as revenue in the year ending March 31, 2024 and the remainder thereafter.

4.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,
	2023	2022
Prepaid expenses	$30,014	$24,791
Income taxes refundable	3,546	40,723
Other	3,729	6,674
Prepaid expenses and other current assets	$37,289	$72,188
5.    Property and Equipment, Net
The following table summarizes, by major classification, the components of property and equipment (in thousands):

	March 31,
	2023	2022
Computer equipment and software	$32,807	$30,387
Furniture and fixtures	13,971	10,729
Leasehold improvements	41,496	29,927
Other	6,469	7,663
Total property and equipment	94,743	78,706
Less: accumulated depreciation and amortization	(41,167)	(33,435)
Property and equipment, net	$53,576	$45,271
Depreciation and amortization of property and equipment totaled $12.5 million, $10.6 million, and $9.0 million for the years ended March 31, 2023, 2022, and 2021, respectively.
6.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for fiscal 2023 consists of the following (in thousands):

March 31, 2023
Balance, beginning of year	$1,281,876
Foreign currency impact	(64)
Balance, end of year	$1,281,812
Other intangible assets, net, excluding goodwill, consists of the following (in thousands):

	Weighted Average Useful Life (in months)	March 31,
		2023	2022
Capitalized software	107	$191,863	$191,900
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		598,421	598,458
Less: accumulated amortization		(534,822)	(492,722)
Total other intangible assets, net		$63,599	$105,736
Amortization of other intangible assets totaled $42.1 million, $46.2 million, and $51.9 million for the years ended March 31, 2023, 2022, and 2021, respectively.

As of March 31, 2023, the estimated future amortization expense of the Company’s other intangible assets in the table above is as follows (in thousands):

	Fiscal Year Ended March 31,
	2024	2025	2026	2027	2028	Thereafter
Capitalized software	$15,495	$10,900	$268	$268	$268	$623
Customer relationships	17,534	10,473	—	—	—	—
Trademarks and tradenames	4,753	3,017	—	—	—	—
Total amortization	$37,782	$24,390	$268	$268	$268	$623
7.    Income Taxes
Income tax provision
Income (loss) before income taxes includes the following (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Domestic	$63,869	$(2,977)	$37,368
Foreign	26,098	74,636	40,485
Total	$89,967	$71,659	$77,853
The income tax provision includes the following (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Current tax position:
Federal	$11,947	$8,290	$(3,835)
State	8,071	2,257	(2,071)
Foreign	15,335	21,406	15,110
Total current tax position	35,353	31,953	9,204
Deferred tax provision:
Federal	(50,345)	(1,341)	(3,027)
State	(1,689)	—	(615)
Foreign	(1,311)	(11,404)	(3,423)
Total deferred tax provision	(53,345)	(12,745)	(7,065)
Total income tax (benefit) expense	(17,992)	19,208	2,139
The Company’s income tax benefit of $18.0 million for the year ended March 31, 2023 differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 21%, primarily due to benefits from the reduction to the valuation allowance recorded against U.S. deferred tax assets, the generation of U.S. foreign tax credits, and the foreign-derived intangible income deduction. These benefits were partially offset by foreign withholding taxes and increases in uncertain tax positions.
The Company’s income tax expense of $19.2 million for the year ended March 31, 2022 differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 21%, primarily due to foreign earnings taxed at rates higher than the U.S. statutory tax rate, foreign withholding taxes, and the inability to realized certain tax benefits subject to a valuation allowance in the U.S. This was partially offset by the vesting of share-based compensation that generated excess tax benefits, the foreign-derived intangible income deduction, and the utilization of U.S. foreign tax credits generated in 2022.
The Company’s income tax expense of $2.1 million for the year ended March 31, 2021 differed from the amount computed on pre-tax loss at the U.S. federal income tax rate of 21% primarily due to the impact of tax return to provision true-ups resulting from changes in estimates to the reorganization transaction tax and the corresponding impact to the uncertain tax positions. In addition, the difference was due to the vesting of share-based compensation that generated excess tax benefits, the foreign-derived intangible income deduction, and the utilization of U.S. foreign tax credits generated in 2021 as well as the carryforward from previous years.

The tax rate reconciliation is as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Income tax expense at U.S. federal statutory income tax rate	$18,893	$15,048	$16,349
State and local tax expense (benefit)	1,421	(3,065)	(580)
Foreign tax rate differential	1,770	3,181	1,939
U.S. effects of foreign branch income	1,519	11,016	4,830
Non-deductible expenses	1,216	898	2,264
Tax credits	(26,457)	(27,983)	(11,146)
GILTI inclusion and FDII deduction	(10,938)	(2,708)	(2,944)
Employee compensation	5,528	(17,180)	(5,230)
Prior year tax return to provision true-ups	(295)	(178)	(11,464)
Changes in uncertain tax positions	10,978	501	(1,102)
Changes in valuation allowance	(32,629)	32,026	2,091
Foreign withholding tax	12,598	9,312	6,992
Effects of changes in tax laws	382	(859)	—
Inflationary adjustments	(1,518)	(592)	—
Other adjustments	(460)	(209)	140
Total income tax (benefit) expense	$(17,992)	$19,208	$2,139
Deferred tax assets and liabilities

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence to determine whether, based on the weight of the evidence, a valuation allowance for its deferred tax assets is necessary. Such evidence includes future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. If, based on the weight of the evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. The Company utilizes rolling twelve quarters of pre-tax book results adjusted for permanent book to tax differences as a measure of cumulative results in recent years. In the U.S., the Company has been in a cumulative loss position in recent years. However, that changed to a three-year cumulative income position during the year ended March 31, 2023. This position, along with management’s analysis of all other available evidence as of March 31, 2023, resulted in the conclusion that the net deferred tax assets in the U.S., with the exception of certain U.S. federal tax attributes and state deferred tax assets, are more likely than not to be utilized. As such, the valuation allowance previously recorded against such net deferred tax assets has been reversed accordingly resulting in a net income tax benefit of $33.6 million. Additional valuation allowance has been established against deferred tax assets in certain non-U.S. jurisdictions of $1.0 million.
As of March 31, 2023, the Company continues to maintain a valuation allowance of $20.3 million with respect to certain U.S. federal and state deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $3.3 million with respect to its deferred tax assets in certain international jurisdictions.

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2023	2022
Deferred tax assets:
Deferred revenue	$22,639	$23,686
Capitalized research and development costs	51,933	13,374
Accrued expenses	12,714	10,361
Share-based compensation	28,831	23,484
Lease liabilities	15,286	12,835
Net operating loss carryforwards	4,216	6,591
Other tax carryforwards, primarily foreign tax credits	21,853	30,692
Other	7,726	2,403
Total deferred tax assets	165,198	123,426
Valuation allowance	(23,608)	(56,323)
Total deferred tax assets, net valuation allowance	141,590	67,103
Deferred tax liabilities:
Intangible assets	17,953	23,878
Right-of-use assets	13,466	11,183
Deferred expenses	28,039	1,666
Other	2,590	2,355
Total deferred tax liabilities	62,048	39,082
Net deferred tax assets	$79,542	$28,021
At March 31, 2023, the Company had non-U.S. net operating loss carryforwards of $15.5 million, and non-U.S. tax credit carryforwards of $0.7 million, all of which may be carried forward indefinitely. The Company had U.S. federal, state and local net operating loss carryforwards and tax credit carryforwards of $22.8 million, of which $21.8 million expire in periods through 2041 if not utilized, and the remaining balance of $1.0 million may be carried forward indefinitely. The Company had U.S. federal tax credit carryforwards of $24.0 million which expire in periods through 2044. Deferred tax assets of $17.4 million related to U.S. state net operating losses and federal tax credit carryforwards are subject to valuation allowances as of March 31, 2023.
The Company has not provided for taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries as the Company maintains its assertion that it intends these to be indefinitely reinvested. Generally, these earnings will be treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a 100% dividend received deduction. The income taxes applicable to repatriating such earnings are not readily determinable.
Uncertain tax positions
The amount of gross unrecognized tax benefits (“UTBs”) was $29.1 million and $15.0 million as of March 31, 2023 and 2022, respectively, all of which would favorably affect the Company’s effective tax rate if recognized in future periods.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2023, 2022, and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Gross unrecognized tax benefit, beginning of year	$15,017	$15,075	$16,648
Gross increases to tax positions for prior periods	16,471	222	1,222
Gross decreases to tax positions for prior periods	(808)	—	(2,780)
Settlements	(625)	—	(10)
Lapse of statutes of limitations	(832)	(313)	(132)
Foreign currency translation	$(113)	$33	$127
Gross unrecognized tax benefit, end of year	$29,110	$15,017	$15,075

As of March 31, 2023 and 2022, the net interest and penalties payable associated with uncertain tax positions was $2.5 million and $1.5 million, respectively. During the years ended March 31, 2023, 2022, and 2021, the Company recognized expense related to interest and penalties of $1.0 million, $0.6 million, and $0.6 million, respectively.
The Company files tax returns in U.S. federal, state, and foreign jurisdictions and the tax returns are subject to examination by various domestic and international tax authorities. As of March 31, 2023, the Internal Revenue Service has completed examinations of the Company’s federal income tax returns through fiscal year 2018. The Company has open years in certain significant federal, state, and foreign jurisdictions back to 2012. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses. It is reasonably possible that approximately $14.0 million of certain U.S. and foreign UTBs may be recognized within the next twelve months as a result of a lapse of the statute of limitations.
8.    Accrued Expenses
Accrued expenses, current consists of the following (in thousands):

	March 31,
	2023	2022
Accrued employee - related expenses	$105,990	$76,283
Accrued tax liabilities	29,122	22,531
Income taxes payable	18,603	14,291
Other	34,665	28,451
Total accrued expenses, current	$188,380	$141,556
9.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of March 31, 2023, there were no amounts outstanding under the Credit Facility and there were $15.5 million letters of credit issued. The Company had $384.5 million of availability under the Credit Facility as of March 31, 2023.
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
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. At March 31, 2023, there were $1.8 million of unamortized debt issuance costs.
Pursuant to the Credit Agreement, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC, a wholly owned subsidiary of the Company, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the Credit Facility. The Credit Agreement contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At March 31, 2023, the Company was in compliance with all applicable covenants.

First lien credit facilities
The Company’s former First Lien Credit Agreement, as amended, provided for a term loan facility (the “First Lien Term Loan”) in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility (the “Revolving Facility”) in an aggregate amount of $60.0 million. The Revolving Facility included a $25.0 million letter of credit sub-facility. Borrowings under the First Lien Term Loan and the Revolving Facility bore interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 1.25% per annum, or (ii) LIBOR plus 2.25% per annum. The maturity date on the First Lien Term Loan and Revolving Facility was August 23, 2025 and August 23, 2023, respectively, with payment due in full on the maturity date. Interest payments were due quarterly, or more frequently, based on the terms of the credit agreement.
Debt issuance costs and original issuance discount were incurred in connection with the First Lien Credit Agreement. These debt issuance costs and original issuance discount are included as a reduction of the debt balance in the consolidated balance sheets and were amortized into interest expense over the term of the loans. The Company recognized $1.4 million, $2.0 million, and $1.9 million of amortization of debt issuance costs and original issuance discount for the years ended March 31, 2023, 2022 and 2021, respectively, which is included in the accompanying consolidated statements of operations.
During the year ended March 31, 2023, the Company terminated the First Lien Credit Agreement and repaid all outstanding borrowings, including accrued interest. The Company recognized a loss on debt extinguishment of $5.9 million within “Interest expense, net” in the consolidated statements of operations for the year ended March 31, 2023.
At March 31, 2022, the Company had an aggregate principal amount outstanding of $281.1 million for the First Lien Term Loan, bearing interest at 2.7%, and had $7.2 million of unamortized debt issuance costs and original issuance discount which was recorded as a reduction of the debt balance on the Company’s consolidated balance sheet. At March 31, 2022, there were no amounts outstanding under the Revolving Facility and there were $15.6 million letters of credit issued. The Company had $44.4 million of availability under the Revolving Facility as of March 31, 2022.
10.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2023 to 2033. As of March 31, 2023, the weighted average remaining lease term was 6.0 years and the weighted average discount rate was 4.5%. The Company does not have any finance leases.
The Company has a sublease of a former office which expires in fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $2.3 million, $2.5 million and $3.9 million for the years ended March 31, 2023, 2022, and 2021, respectively.
The following table presents information about leases on the consolidated statements of operations (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Operating lease expense (1)	$12,908	$10,899	$10,436
Short-term lease expense	$1,847	$1,009	$752
Variable lease expense	$891	$793	$674
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$16,098	$13,466	$13,478
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$24,323	$29,112	$5,260
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.

As of March 31, 2023, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2024	$18,400
2025	16,052
2026	12,949
2027	11,784
2028	7,556
Thereafter	17,416
Total operating lease payments (1)	84,157
Less: imputed interest	(8,985)
Total operating lease liabilities	$75,172
_________________
(1) Presented gross of sublease income.
As of March 31, 2023, the Company had commitments of $87.5 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal years ending March 31, 2024 through March 31, 2026, with lease terms ranging from 9 to 10 years.
11.    Commitments and Contingencies
Legal matters
The Company is, from time to time, party to legal proceedings and subject to claims in the ordinary course of business. Although the outcome of legal proceedings and claims cannot be predicted with certainty, the Company currently believes that the resolution of any such matters will not have a material adverse effect on its business, operating results, financial condition, or cash flows. Regardless of the outcome, legal proceedings and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
Contractual commitments
The following table summarizes the Company’s contractual commitments as of March 31, 2023 (in thousands):

Total
Operating lease payments (1)	$84,157
Other commitments	160,241
Total contractual commitments	$244,398
_________________
(1) Presented gross of sublease income.
12.    Share-based Compensation
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the board of directors, adopted the 2019 Equity Incentive Plan, as amended and restated (the “2019 Plan”) which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2023, 13,818,360 shares of common stock were available for future issuance under the 2019 Plan.

The awards granted under the 2019 Plan have varying terms but generally vest over a three- or four-year period, upon satisfaction of a service-based vesting condition, with 33.3% and 25% vesting one year after the grant date and the remaining vesting ratably on a quarterly basis over two and three years for three-year and four-year grants, respectively. From time to time, the Company also grants performance-based awards to certain key employees that generally vest over a three- or four-year period upon satisfaction of certain Company financial performance targets established and approved by the Company’s board of directors for each fiscal year.
Stock options
The following table summarizes activity for stock options during the period ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2022	6,968	$21.87	7.6	$176,839
Exercised	(1,681)	19.60
Forfeited or expired	(651)	25.05
Balance, March 31, 2023	4,636	$22.25	6.5	$94,565
Options vested and expected to vest at March 31, 2023	4,636	$22.25	6.5	$94,565
Options vested and exercisable at March 31, 2023	3,453	$20.96	6.4	$74,430
The weighted average grant-date fair value of options granted during fiscal 2022 and 2021 was $20.90 and $13.08, respectively. There were no options granted during the year ended March 31, 2023. The aggregate intrinsic value of options exercised during fiscal 2023, 2022, and 2021 was $37.9 million, $52.6 million, and $23.7 million, respectively.
As of March 31, 2023, the total unrecognized compensation expense related to non-vested stock options was $10.3 million and is expected to be recognized over a weighted average period of 0.8 years. The Company recognized $17.1 million, $18.9 million and $16.8 million of share-based compensation expense related to stock options for the years ended March 31, 2023, 2022, and 2021, respectively.
The fair value for the Company’s stock options granted during the years ended March 31, 2022 and 2021 was estimated at the date of grant using a Black-Scholes option-pricing model using the following assumptions:

	Fiscal Year Ended March 31,
	2022	2021
Expected dividend yield	—	—
Expected volatility	39.5% - 39.8%	39.3% - 39.8%
Expected term (years)	6.1	6.1
Risk-free interest rate	0.9% - 1.1%	0.4% - 1.1%
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

Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock awards (“RSAs”) and RSUs for the year ended March 31, 2023:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2022	202	$16.00	5,180	$42.43
Granted	—	—	6,840	40.42
Vested	(183)	16.00	(2,139)	38.48
Forfeited	(15)	16.00	(1,045)	42.32
Balance, March 31, 2023	4	$16.00	8,836	$41.76
RSUs outstanding as of March 31, 2023 were comprised of 7.9 million RSUs with only service conditions and 0.9 million RSUs with both service and performance conditions (“PSUs”).
During the year ended March 31, 2023, the Company granted PSUs to certain key employees that generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years (the “Annual PSUs”). The number of shares that may be earned pursuant to the Annual PSUs is based on specific company metrics related to the Company’s fiscal year ending March 31, 2023. No annual PSUs will be earned with respect to any metric if the applicable “threshold” percentage of the specific metric is not achieved, and the overall number of shares that may be earned shall not exceed 150% of the target award. Once the Annual PSUs are earned, they are then also subject to time-based vesting with 33% of the earned Annual PSUs vesting on the first anniversary of the grant date, and with the remaining 67% vesting in eight equal quarterly installments over the following two years, and provided that the key employee remains employed by the Company through the applicable vesting date.
The weighted average grant-date fair value of RSUs granted during fiscal 2023, 2022, and 2021 was $40.42, $50.19, and $34.69, respectively. There were no RSAs granted during the years ended March 31, 2023, 2022, and 2021.
The aggregate fair value of RSAs vested during fiscal 2023, 2022, and 2021 was $6.8 million, $27.7 million, and $42.1 million, respectively. The aggregate fair value of RSUs vested during fiscal 2023, 2022, and 2021 was $82.1 million, $72.2 million, and $50.1 million, respectively.
As of March 31, 2023, the total unrecognized compensation expense related to unvested restricted stock awards is immaterial and is expected to be recognized over a weighted average period of 0.1 years. As of March 31, 2023, the total unrecognized compensation expense related to unvested RSUs was $281.7 million and is expected to be recognized over a weighted average period of 2.3 years. The Company recognized $122.6 million, $75.6 million, and $37.3 million of share-based compensation expense related to restricted shares and units for the years ended March 31, 2023, 2022, and 2021, respectively.
Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan. The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31, (ii) 3,500,000 shares of common stock, or (iii) such lesser number determined by the compensation committee. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the year ended March 31, 2023, 553,188 shares of common stock were purchased under the ESPP. As of March 31, 2023, 13,410,844 shares of common stock were available for future issuance under the ESPP.
As of March 31, 2023, there was approximately $1.3 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $7.2 million, $5.0 million, $3.7 million of share-based compensation expense related to the ESPP for the years ended March 31, 2023, 2022, and 2021, respectively.

The Company estimated the fair value of the ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended March 31,
	2023	2022	2021
Expected dividend yield	—	—	—
Expected volatility	35.4% - 64.3%	35.4% - 40.6%	35.9% - 55.5%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	0.1% - 4.7%	0.04% - 0.1%	0.1% - 1.6%
The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero. Beginning in May 2022, the expected volatility is based on the historical volatility of the Company’s common stock. Prior to May 2022, the computation of expected volatility was based on a calculation using the historical volatility of a group of publicly traded peer companies. The computation of expected term was based on the offering period, which is six months. The risk-free interest rate is based on the U.S. Treasury yield curve that corresponds with the expected term at the time of grant.
Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the consolidated statements of operations for each period presented (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Cost of revenue	$18,383	$12,863	$7,307
Research and development	41,406	21,316	11,684
Sales and marketing	51,147	35,957	24,153
General and administrative	35,938	29,400	14,640
Total share-based compensation expense	$146,874	$99,536	$57,784
13.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2023	2022	2021
Numerator:
Net income	$107,959	$52,451	$75,714
Denominator:
Weighted average shares outstanding, basic	287,700	284,161	280,469
Dilutive effect of stock-based awards	3,917	6,742	6,040
Weighted average shares outstanding, diluted	291,617	290,903	286,509

Net income per share, basic	$0.38	$0.18	$0.27
Net income per share, diluted	$0.37	$0.18	$0.26
The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the years ended March 31, 2023, 2022, and 2021 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Stock options	952	170	1,901
Unvested RSAs and RSUs	776	119	11

14.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. In addition, the Company offers defined contribution plans to employees in certain countries outside the U.S. For the years ended March 31, 2023, 2022, and 2021, the Company made contributions of $6.3 million, $4.6 million and $3.6 million to the U.S. 401(k) Plan, respectively.
15.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, Revenue Recognition, for a disaggregation of revenue by geographic region.
Property and equipment, net
The following tables present property and equipment by geographic region for the periods presented (in thousands):

	March 31,
	2023	2022
North America	$22,124	$15,462
Europe, Middle East and Africa	29,142	28,195
Asia Pacific	2,194	1,429
Latin America	116	185
Total property and equipment, net	$53,576	$45,271

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of March 31, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at March 31, 2023, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2023. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2023.
The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report on the internal control over our financial reporting which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dynatrace, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Dynatrace, Inc.’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynatrace, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year ended March 31, 2023, and the related notes and our report dated May 25, 2023 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Detroit, Michigan
May 25, 2023

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
The remaining information called for by this item will be set forth in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2023 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2023 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2023 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2023 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2023 and is incorporated herein by reference.
Our independent public accounting firm is Ernst & Young, LLP, Detroit, MI, PCAOB Auditor ID #42. BDO USA, LLP, Troy, MI, PCAOB Auditor ID #243, served as our independent public accounting firm through May 31, 2022.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Listing of Documents
1.Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
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
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2023).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.3*	Description of the Company’s Securities.
10.1#	2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K, filed on May 28, 2021).
10.2#	Forms of award agreements under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 30, 2019).
10.3#	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
10.4*	Non-Employee Director Compensation Policy.
10.5#
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

10.6#*	Executive Officer Amended & Restated Employment Agreement between the Company and Rick McConnell dated as of March 23, 2023.
10.7#
Executive Officer Employment Agreement between the Company and James Benson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2022).

10.8#
Executive Officer Employment Agreement between the Company and Bernd Greifeneder (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2021).

10.9#*	Executive Officer Amended & Restated Employment Agreement between the Company and Stephen Pace dated as of March 23, 2023.
10.10#
Executive Officer Employment Agreement between the Company and Matthias Dollentz-Scharer (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022).

10.11#	Executive Officer Employment Agreement between the Company and Kevin Burns (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 26, 2022).
10.12#	Transition Agreement between the Company and Kevin Burns (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2022).

10.13
Credit Agreement among Dynatrace LLC, Dynatrace Intermediate LLC, BMO Harris Bank, N.A., and certain lenders parties thereto, dated as of December 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2022).

10.14
Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC, and Declaration Affixing the Commencement Date of the Lease, dated November 15, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 5, 2019).

10.15*	First Amendment dated July 23, 2019 to Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC.
10.16*	Second Amendment dated July 16, 2021 to Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC.
10.17
English Translation of Lease Agreement, dated as of March 28, 2017, by and between Neunteufel GmbH and Dynatrace Austria GmbH (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 5, 2019).

10.18*	English Translation of Supplementary Agreement dated as of March 29, 2023 to the Lease Agreement dated as of March 28, 2017 by and between Neunteufel GmbH and Dynatrace Austria GmbH.
10.19
Form of Tax Matters Agreement entered into between Dynatrace Holdings LLC and Compuware Software Group LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

10.20
Form of Master Structuring Agreement entered into by and among Dynatrace Holdings, LLC, Compuware Software Group, LLC and the other parties named therein (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

16.1	Letter of BDO USA, LLP dated June 3, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2022).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRACE, INC.

Date:	May 25, 2023	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rick McConnell, James Benson and Nicole Fitzpatrick, and each of them, as their true and lawful attorney-in-fact and agent with full power of substitution, for them in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or their substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rick McConnell	Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2023
Rick McConnell

/s/ James Benson	Chief Financial Officer and Treasurer (Principal Financial Officer)	May 25, 2023
James Benson
/s/ Alicia Allen	Chief Accounting Officer (Principal Accounting Officer)	May 25, 2023
Alicia Allen

/s/ Jill Ward	Director, Board Chair	May 25, 2023
Jill Ward

/s/ Seth Boro	Director	May 25, 2023
Seth Boro

/s/ Michael Capone	Director	May 25, 2023
Michael Capone

/s/ Ambika Kapur	Director	May 25, 2023
Ambika Kapur

/s/ Stephen Lifshatz	Director	May 25, 2023
Stephen Lifshatz

/s/ Steve Rowland	Director	May 25, 2023
Steve Rowland

/s/ Kenneth Virnig	Director	May 25, 2023
Kenneth Virnig

/s/ Kirsten Wolberg	Director	May 25, 2023
Kirsten Wolberg