Form 10-Q
period 2023-06-30
Dynatrace, Inc.
filed 2023-08-02
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-39010

Dynatrace, Inc.
(Exact name of Registrant as specified in its charter)

Delaware		47-2386428
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1601 Trapelo Road, Suite 116
Waltham,	Massachusetts	02451
(Address of principal executive offices)		(Zip Code)
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

The Registrant had 293,290,050 shares of common stock outstanding as of July 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding:
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
These forward-looking statements include, but are not limited to, plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts and statements identified by words such as “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation, the risks set forth in the summary below, in Part II, Item 1A. entitled “Risk Factors” in this Quarterly Report, and in our other SEC filings. We assume no obligation to update any forward-looking statements contained in this Quarterly Report as a result of new information, future events or otherwise.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. Please see Part II, Item 1A. entitled “Risk Factors” in this Quarterly Report for a discussion of risks that we believe are material. These risks and uncertainties include, but are not limited to, the following:
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2023	March 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$700,703	$555,348
Accounts receivable, net	238,275	442,518
Deferred commissions, current	83,007	83,029
Prepaid expenses and other current assets	52,443	37,289
Total current assets	1,074,428	1,118,184
Property and equipment, net	54,382	53,576
Operating lease right-of-use assets, net	71,226	68,074
Goodwill	1,282,134	1,281,812
Other intangible assets, net	53,915	63,599
Deferred tax assets, net	99,068	79,822
Deferred commissions, non-current	78,053	86,232
Other assets	14,106	14,048
Total assets	$2,727,312	$2,765,347

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$6,065	$21,953
Accrued expenses, current	156,146	188,380
Deferred revenue, current	721,817	811,058
Operating lease liabilities, current	15,925	15,652
Total current liabilities	899,953	1,037,043
Deferred revenue, non-current	28,710	34,423
Accrued expenses, non-current	30,723	29,212
Operating lease liabilities, non-current	62,692	59,520
Deferred tax liabilities	302	280
Total liabilities	1,022,380	1,160,478
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 293,159,681 and 290,411,108 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	293	290
Additional paid-in capital	2,053,086	1,989,797
Accumulated deficit	(315,201)	(353,389)
Accumulated other comprehensive loss	(33,246)	(31,829)
Total shareholders' equity	1,704,932	1,604,869
Total liabilities and shareholders' equity	$2,727,312	$2,765,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended June 30,
	2023	2022
Revenue:
Subscription	$316,454	$249,558
Service	16,432	17,715
Total revenue	332,886	267,273
Cost of revenue:
Cost of subscription	42,904	32,738
Cost of service	15,542	15,168
Amortization of acquired technology	3,898	3,892
Total cost of revenue	62,344	51,798
Gross profit	270,542	215,475

Operating expenses:
Research and development	66,282	49,411
Sales and marketing	125,117	105,673
General and administrative	39,094	34,734
Amortization of other intangibles	5,760	6,573
Restructuring and other	1	(10)
Total operating expenses	236,254	196,381
Income from operations	34,288	19,094
Interest income (expense), net	7,146	(2,175)
Other income (expense), net	252	(2,250)
Income before income taxes	41,686	14,669
Income tax expense	(3,498)	(12,555)
Net income	$38,188	$2,114
Net income per share:
Basic	$0.13	$0.01
Diluted	$0.13	$0.01
Weighted average shares outstanding:
Basic	291,325	286,203
Diluted	296,387	290,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended June 30,
	2023	2022
Net income	$38,188	$2,114
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,417)	480
Total other comprehensive (loss) income	(1,417)	480
Comprehensive income	$36,771	$2,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended June 30, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2023	290,411	$290	$1,989,797	$(353,389)	$(31,829)	$1,604,869
Foreign currency translation					(1,417)	(1,417)
Restricted stock units vested	1,821	2	(2)			—
Issuance of common stock related to employee stock purchase plan	313	—	9,584			9,584
Exercise of stock options	615	1	13,189			13,190
Share-based compensation			40,518			40,518
Net income				38,188		38,188
Balance, June 30, 2023	293,160	$293	$2,053,086	$(315,201)	$(33,246)	$1,704,932

	Three Months Ended June 30, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2022	286,053	$286	$1,792,197	$(461,348)	$(26,689)	$1,304,446
Foreign currency translation					480	480
Restricted stock units vested	886	1	(1)			—
Restricted stock awards forfeited	(14)	—				—
Issuance of common stock related to the employee stock purchase plan	266	—	8,627			8,627
Exercise of stock options	68	—	1,275			1,275
Share-based compensation			28,695			28,695
Equity repurchases			(11)			(11)
Net income				2,114		2,114
Balance, June 30, 2022	287,259	$287	$1,830,782	$(459,234)	$(26,209)	$1,345,626
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$38,188	$2,114
Adjustments to reconcile net income to cash provided by operations:
Depreciation	3,916	2,798
Amortization	9,681	10,571
Share-based compensation	40,518	28,695
Deferred income taxes	(19,327)	—
Other	(154)	2,748
Net change in operating assets and liabilities:
Accounts receivable	204,228	151,404
Deferred commissions	8,545	2,079
Prepaid expenses and other assets	(16,426)	33,096
Accounts payable and accrued expenses	(39,641)	(29,815)
Operating leases, net	277	(142)
Deferred revenue	(95,902)	(60,450)
Net cash provided by operating activities	133,903	143,098

Cash flows from investing activities:
Purchase of property and equipment	(10,267)	(6,906)
Net cash used in investing activities	(10,267)	(6,906)

Cash flows from financing activities:
Repayment of term loans	—	(30,000)
Proceeds from employee stock purchase plan	9,584	8,627
Proceeds from exercise of stock options	13,190	1,275
Equity repurchases	—	(11)
Net cash provided by (used in) financing activities	22,774	(20,109)

Effect of exchange rates on cash and cash equivalents	(1,055)	(7,705)

Net increase in cash and cash equivalents	145,355	108,378

Cash and cash equivalents, beginning of period	555,348	462,967
Cash and cash equivalents, end of period	$700,703	$571,345

Supplemental cash flow data:
Cash paid for interest	$212	$2,066
Cash paid for (received from) tax, net	$13,151	$(31,542)
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
Fiscal year
The Company’s fiscal year ends on March 31. References to fiscal 2024, for example, refer to the fiscal year ending March 31, 2024.
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of June 30, 2023 and the interim condensed consolidated statements of operations, statements of comprehensive income, statements of shareholders’ equity, and statements of cash flows for the three months ended June 30, 2023 and 2022, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2023, its results of operations for the three months ended June 30, 2023 and 2022, and its cash flows for the three months ended June 30, 2023 and 2022 in accordance with U.S. GAAP. The results for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “Annual Report”).
Reclassification
During the fourth quarter of fiscal 2023, the Company refined its methodology used to allocate depreciation expense for certain property and equipment to better align the expense with the related use of property and equipment. This change in allocating depreciation expense has been applied retrospectively to April 1, 2022, and had no impact on the Company’s income from operations and net income. Prior period amounts have been reclassified to conform to the current period presentation.

The following table presents the effect of the reclassification and the impact on the Company’s condensed consolidated statements of operations (in thousands):

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
Significant accounting policies
The Company’s significant accounting policies are discussed in Note 2, Significant Accounting Policies, in the Company’s Annual Report. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report that have had a material impact on its condensed consolidated financial statements and related notes.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Three Months Ended June 30,
	2023		2022
	Amount	%	Amount	%
North America	$198,537	60%	$156,749	59%
Europe, Middle East and Africa	83,149	25%	70,148	26%
Asia Pacific	29,808	9%	26,095	10%
Latin America	21,392	6%	14,281	5%
Total revenue	$332,886		$267,273
For the three months ended June 30, 2023 and 2022, the United States was the only country that represented more than 10% of the Company’s revenue in any period, constituting $188.0 million and 56% and $147.5 million and 55% of total revenue during the three months ended June 30, 2023 and 2022, respectively.
Deferred revenue
Revenue recognized during the three months ended June 30, 2023 and 2022, which was included in the deferred revenue balance at the beginning of each respective period, was $297.3 million and $258.5 million, respectively.

Remaining performance obligations
As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,859.7 million, which consists of both billed consideration in the amount of $750.5 million and unbilled consideration in the amount of $1,109.2 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 59% of the total remaining performance obligations as revenue over the next twelve months and the remainder thereafter.
4.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the three months ended June 30, 2023 consists of the following (in thousands):

June 30, 2023
Balance, beginning of period	$1,281,812
Foreign currency impact	322
Balance, end of period	$1,282,134
Other intangible assets, net excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		June 30, 2023	March 31, 2023
Capitalized software	107	$191,886	$191,863
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		598,444	598,421
Less: accumulated amortization		(544,529)	(534,822)
Total other intangible assets, net		$53,915	$63,599
Amortization of other intangible assets totaled $9.7 million and $10.6 million for the three months ended June 30, 2023 and 2022, respectively.
5.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended June 30, 2023 was 8% compared to 86% for the three months ended June 30, 2022. The decrease in the effective tax rate for the three months ended June 30, 2023 was primarily due to an increase in share-based compensation windfall benefits as well as additional tax benefits, primarily related to the deferred tax asset resulting from capitalized research and development expenses under Section 174 of the Internal Revenue Code, recognized in the current year due to the reversal of the U.S. valuation allowance as of March 31, 2023.
6.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of June 30, 2023 and March 31, 2023, there were no amounts outstanding under the Credit Facility. There were $12.1 million and $15.5 million letters of credit issued as of June 30, 2023 and March 31, 2023, respectively. The Company had $387.9 million and $384.5 million of availability under the Credit Facility as of June 30, 2023 and March 31, 2023, respectively.
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
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the condensed consolidated balance sheets and will be amortized into interest expense over the contractual term of the Credit Facility. There were $1.7 million and $1.8 million of unamortized debt issuance costs as of June 30, 2023 and March 31, 2023, respectively.
Pursuant to the Credit Agreement, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the holder of the Credit Facility. The Credit Agreement contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At June 30, 2023, the Company was in compliance with all applicable covenants.
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
In December 2022, the Company terminated the First Lien Credit Agreement and repaid all outstanding borrowings, including accrued interest. During the three months ended December 31, 2022, the Company recognized a loss on debt extinguishment of $5.9 million.
7.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2024 to 2033. As of June 30, 2023, the weighted average remaining lease term was 6.1 years and the weighted average discount rate was 4.6%. The Company does not have any finance leases as of June 30, 2023.
The Company has a sublease of a former office which expires in fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.6 million for each of the three months ended June 30, 2023 and 2022.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2023	2022
Operating lease expense (1)	$3,769	$2,924
Short-term lease expense	$435	$364
Variable lease expense	$453	$269
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Three Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$4,488	$3,844
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$7,254	$116
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.

As of June 30, 2023, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2024	$14,057
2025	17,101
2026	14,031
2027	12,882
2028	8,592
Thereafter	22,294
Total operating lease payments (1)	88,957
Less: imputed interest	(10,340)
Total operating lease liabilities	$78,617
_________________
(1) Presented gross of sublease income.
As of June 30, 2023, the Company had commitments of $78.5 million for operating leases that have not yet commenced and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal years ended March 31, 2024 through March 31, 2026 with lease terms ranging from 2 to 10 years.
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
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2023, 51,252,373 shares of common stock were available for future issuance under the 2019 Plan.
Stock options
The following table summarizes activity for stock options during the period ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2023	4,636	$22.25	6.5	$94,565
Exercised	(615)	21.46
Forfeited or expired	(20)	44.73
Balance, June 30, 2023	4,001	$22.26	6.3	$117,198
Options vested and expected to vest at June 30, 2023	4,001	$22.26	6.3	$117,198
Options vested and exercisable at June 30, 2023	3,243	$20.85	6.2	$99,499

As of June 30, 2023, the total unrecognized compensation expense related to non-vested stock options is $6.7 million and is expected to be recognized over a weighted average period of 0.7 years. The Company recognized $3.3 million and $5.2 million of share-based compensation expense related to stock options for the three months ended June 30, 2023 and 2022, respectively.
Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the period ended June 30, 2023:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2023	4	$16.00	8,836	$41.76
Granted	—	—	4,371	52.23
Vested	(4)	16.00	(1,821)	40.36
Forfeited	—	—	(131)	43.00
Balance, June 30, 2023	—	$—	11,255	$46.05
RSUs outstanding as of June 30, 2023 were comprised of 10.2 million RSUs with only service conditions and 1.0 million RSUs with both service and performance conditions (“PSUs”).
During the three months ended June 30, 2023, the Company granted PSUs to certain key employees that generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years (the “Annual PSUs”). The number of shares that may be earned pursuant to the Annual PSUs is based on specific company metrics related to the Company’s fiscal year ending March 31, 2024. No Annual PSUs will be earned with respect to any metric if the applicable “threshold” percentage of the specific metric is not achieved, and the overall number of shares that may be earned shall not exceed 200% of the target award. Once the Annual PSUs are earned, they are then also subject to time-based vesting, with 33% of the earned Annual PSUs vesting on the first anniversary of the grant date, and with the remaining 67% vesting in eight equal quarterly installments over the following two years, and provided that the key employee remains employed by the Company through the applicable vesting date.
As of June 30, 2023, the total unrecognized compensation expense related to unvested restricted stock units was $462.1 million and is expected to be recognized over a weighted average period of 2.4 years. The Company recognized $35.5 million and $22.0 million of share-based compensation expense related to restricted shares and units for the three months ended June 30, 2023 and 2022, respectively.
Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s shareholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the three months ended June 30, 2023, 313,127 shares of common stock were purchased under the ESPP. As of June 30, 2023, 16,085,682 shares of common stock were available for future issuance under the ESPP.
As of June 30, 2023, there was approximately $3.0 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $1.7 million and $1.5 million of share-based compensation expense related to the ESPP for the three months ended June 30, 2023 and 2022, respectively.

Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended June 30,
	2023	2022
Cost of revenue	$5,488	$3,890
Research and development	13,264	7,285
Sales and marketing	13,999	10,076
General and administrative	7,767	7,444
Total share-based compensation	$40,518	$28,695
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2023	2022
Numerator:
Net income	$38,188	$2,114
Denominator:
Weighted average shares outstanding, basic	291,325	286,203
Dilutive effect of stock-based awards	5,062	3,821
Weighted average shares outstanding, diluted	296,387	290,024

Net income per share, basic	$0.13	$0.01
Net income per share, diluted	$0.13	$0.01
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three months ended June 30, 2023 and 2022 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended June 30,
	2023	2022
Stock options	220	889
Unvested RSAs and RSUs	1,507	2,274
Shares committed under ESPP	13	10
11.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. See Note 3, Revenue Recognition, for a disaggregation of revenue by geographic region.

Property and equipment, net
The following table presents property and equipment by geographic region for the periods presented (in thousands):

	June 30, 2023	March 31, 2023
North America	$22,652	$22,124
Europe, Middle East and Africa	29,620	29,142
Asia Pacific	1,968	2,194
Latin America	142	116
Total property and equipment, net	$54,382	$53,576
12.    Subsequent Events
On July 30, 2023, the Company entered into a definitive agreement to acquire a 100% equity interest in Rookout, Ltd. (“Rookout”) for $33.9 million of preliminary consideration, subject to customary post-closing adjustments. The Company intends to acquire Rookout utilizing cash on hand. Rookout is a provider of enterprise-ready and privacy-aware solutions that enable developers to quickly troubleshoot and debug actively running code in Kubernetes-hosted cloud-native applications. The acquisition is expected to close during the second quarter of fiscal year 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on March 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Overview
Dynatrace offers a unified observability and security platform with analytics and automation at its core, purpose-built for dynamic, hybrid, multicloud environments. Our comprehensive solutions help global organizations simplify cloud complexity, innovate faster, and do more with less in the modern cloud.
As enterprises and public sector institutions embrace modern cloud environments as the underlying foundation of their digital transformations, we believe that the scale, growing complexity, and dynamic nature of these environments are rapidly making solutions such as the Dynatrace® platform mandatory instead of optional for many organizations. Our Dynatrace® platform combines the only fully unified end-to-end solution for comprehensive observability and continuous runtime application security together with advanced artificial intelligence for IT operations (“AIOps”) to provide answers and intelligent automation from data at enormous scale. This approach enables IT, development, security, and business operations teams to modernize and automate operations, deliver software faster and more securely, and provide better digital experiences.
We take Dynatrace® to market through a combination of our global direct sales team and a network of partners, including global system integrators, cloud providers (such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”), and Google Cloud Platform “GCP”)), resellers and technology alliance partners. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion, which we believe see more value from our integrated full-stack platform.
All of our offerings leverage the Dynatrace® observability and security platform to provide application performance monitoring (“APM”), runtime application security, infrastructure monitoring, log management and analytics, digital experience monitoring (“DEM”), digital business analytics, and cloud automation in an easy-to-use, highly automated, all-in-one solution.
We generate revenue primarily by selling subscriptions, which we define as Software-as-a-Service (“SaaS”) agreements, Dynatrace® term-based licenses, Dynatrace® perpetual licenses, and maintenance and support agreements.
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
First-Quarter 2024 Financial Highlights
We delivered solid financial results during the three months ended June 30, 2023 in a dynamic macroeconomic environment, demonstrating the durability of our business model.
•Our annual recurring revenue (“ARR”) was $1,294 million as of June 30, 2023, which reflected 25% growth year-over-year;
•Total revenue and subscription revenue for the three months ended June 30, 2023 was $333 million and $316 million, respectively; and
•We delivered an operating margin of 10% for the three months ended June 30, 2023.
We believe in a disciplined and balanced approach to operating our business. We plan to continue driving innovation to meet customers’ needs and grow our customer base. We also plan to invest in future growth opportunities that we expect will drive long-term value, while leveraging our global partner ecosystem, optimizing costs, and improving efficiency and profitability.

We believe this approach is even more important at this time as we navigate a rapidly evolving and uncertain macroeconomic environment, which can include geopolitical considerations, fluctuations in credit, equity, and foreign currency markets, changes in inflation, interest rates, consumer confidence and spending, and other factors that may affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles. While we continue to close deals, customers continue to be cautious in their spending, with tighter budget scrutiny. We expect that the elongation of sales cycles that we experienced in the second half of our fiscal 2023 will persist throughout our fiscal 2024. Although macroeconomic uncertainty persists, we remain confident in our ability to execute in this environment. Please see the section titled “Risk Factors” included under Part II, Item 1A for further discussion of the possible impact of macroeconomic conditions on our business.
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
•Enhance our strategic partner ecosystem. We intend to continue to invest in our strategic partner ecosystem, with a particular emphasis on cloud-focused partnerships with global system integrators (“GSIs”) and hyperscaler cloud providers. These strategic partners continually work with their customers to help them digitally transform their businesses and reduce cloud complexity. By working more closely with strategic partners, our objective is to participate in digital transformation projects earlier in the purchasing cycle and enable customers to establish more resilient cloud deployments from the start.
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of June 30,
	2023	2022
Total ARR (in thousands)	1,293,895	1,031,284
Dollar-based Net Retention Rate	116%	120%
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

Key Components of Results of Operations
Revenue
Revenue includes subscriptions and services.
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
Operating Expenses
Personnel costs, which consist of salaries, benefits, bonuses, share-based compensation and, with regard to sales and marketing expenses, sales commissions, are the most significant component of our operating expenses. We also incur other non-personnel costs such as an allocation of our general overhead expenses, such as facilities, IT, and other costs.
During the fourth quarter of fiscal 2023, we refined our methodology used to allocate depreciation expense for certain property and equipment to better align the expense with the related use of the property and equipment. This has been retrospectively applied to periods beginning on April 1, 2022. See Note 2, Significant Accounting Policies, of our condensed consolidated financial statements included in this Quarterly Report for a description of the reclassification.
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

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, commissions earned by our sales personnel and the cost of marketing and business development programs. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to hire additional sales and marketing personnel and invest in marketing programs.
General and administrative. General and administrative expenses primarily consist of the personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel, and other corporate expenses, including those associated with our ongoing public reporting obligations. We anticipate continuing to incur additional expenses as we continue to invest in the growth of our operations, as well as incur ongoing costs primarily associated with other transactional activities and the compliance associated with being a publicly traded company.
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
Other Income (Expense), Net
Other income (expense), net, consists primarily of interest expense and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries. Interest income, net of interest expense, consists primarily of interest on our term loan facility, fees on our revolving credit facility, loss on debt extinguishment and amortization of debt issuance costs.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the foreign derived intangibles deduction, (2) the generation of U.S. foreign tax credits, and (3) share-based compensation windfalls, partially offset by (4) foreign withholding taxes, and (5) foreign earnings taxed at rates higher than the U.S. statutory tax rate. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.
Internal Revenue Code (“IRC”) Section 174
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and fifteen years for research activities performed outside the United States pursuant to IRC Section 174. This law change increases our U.S. federal and state cash taxes and reduces cash flows in fiscal year 2024 and future years.
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
Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023		2022
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$316,454	95%	$249,558	93%
Service	16,432	5%	17,715	7%
Total revenue	332,886	100%	267,273	100%
Cost of revenue:
Cost of subscription	42,904	13%	32,738	12%
Cost of service	15,542	5%	15,168	6%
Amortization of acquired technology	3,898	1%	3,892	1%
Total cost of revenue (1)	62,344	19%	51,798	19%
Gross profit	270,542	81%	215,475	81%

Operating expenses:
Research and development (1)	66,282	20%	49,411	18%
Sales and marketing (1)	125,117	38%	105,673	40%
General and administrative (1)	39,094	12%	34,734	13%
Amortization of other intangibles	5,760	2%	6,573	2%
Restructuring and other	1		(10)
Total operating expenses	236,254		196,381
Income from operations	34,288		19,094
Other income (expense), net	7,398		(4,425)
Income before income taxes	41,686		14,669
Income tax expense	(3,498)		(12,555)
Net income	$38,188		$2,114
(1)  Includes share-based compensation expense as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Cost of revenue	$5,488	$3,890
Research and development	13,264	7,285
Sales and marketing	13,999	10,076
General and administrative	7,767	7,444
Total share-based compensation	$40,518	$28,695

Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Subscription	$316,454	$249,558	$66,896	27%
Service	16,432	17,715	(1,283)	(7%)
Total revenue	$332,886	$267,273	$65,613	25%
Subscription
Subscription revenue increased by $66.9 million, or 27%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to the growth of the Dynatrace® platform by adding new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue decreased by $1.3 million, or 7%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. We generally recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$42,904	$32,738	$10,166	31%
Cost of service	15,542	15,168	374	2%
Amortization of acquired technology	3,898	3,892	6	—%
Total cost of revenue	$62,344	$51,798	$10,546	20%
Cost of subscription
Cost of subscription increased by $10.2 million, or 31%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $5.1 million and higher share-based compensation of $1.7 million. Also contributing to the increase were higher cloud-based hosting costs and subscriptions of $2.1 million and increased allocated overhead costs of $1.6 million.
Cost of service
Cost of service increased by $0.4 million, or 2%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily the result of increased outside services of $0.5 million.
Amortization of acquired technology
For the three months ended June 30, 2023 and 2022, amortization of acquired technology was primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of our company in 2014.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$273,550	$216,820	$56,730	26%
Service	890	2,547	(1,657)	(65%)
Amortization of acquired technology	(3,898)	(3,892)	(6)	—%
Total gross profit	$270,542	$215,475	$55,067	26%
Gross margin:
Subscription	86%	87%
Service	5%	14%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $56.7 million, or 26%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in gross profit was primarily due to the growth of the Dynatrace® platform by adding new customers combined with existing customers expanding their use of our solutions. Subscription gross margin decreased from 87% to 86% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to higher personnel and share-based compensation costs to support the growth of our subscription cloud-based offering.
Service
Service gross profit decreased by $1.7 million, or 65%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Service gross margin was 5% for the three months ended June 30, 2023 compared to 14% for the three months ended June 30, 2022. The decrease in gross profit and gross margin was primarily due to timing of deliverable backlog.
Operating Expenses

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$66,282	$49,411	$16,871	34%
Sales and marketing	125,117	105,673	19,444	18%
General and administrative	39,094	34,734	4,360	13%
Amortization of other intangibles	5,760	6,573	(813)	(12%)
Restructuring and other	1	(10)	11	100%
Total operating expenses	$236,254	$196,381	$39,873	20%
Research and development
Research and development expenses increased by $16.9 million, or 34%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was due to increased personnel and other costs of $11.6 million to expand our product offerings and higher share-based compensation of $6.0 million.
Sales and marketing
Sales and marketing expenses increased by $19.4 million, or 18%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by an increase in personnel costs of $12.0 million and higher share-based compensation of $3.9 million. Further contributing to the increase were higher commissions of $3.6 million, increased advertising expenses of $2.0 million, and higher allocated overhead costs of $1.6 million.
General and administrative
General and administrative expenses increased $4.4 million, or 13%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to an increase in personnel costs of $5.1 million and share-based compensation costs of $0.3 million. Further contributing to this increase were higher professional fees of $2.7 million, software subscriptions of $1.2 million, and IT and facility expenses of $1.1 million primarily related to new offices and expansions. Partially offsetting this increase were allocated overhead costs of $6.1 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $0.8 million, or 12%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Income (Expense), Net
Other income, net, of $7.4 million for the three months ended June 30, 2023 represented an $11.8 million, or 267% increase compared to an expense of $4.4 million for the three months ended June 30, 2022. The increase in income was primarily the result of higher interest income on cash and cash equivalents and lower interest expense due to the reduction in debt.
Income Tax Expense
Income tax expense for the three months ended June 30, 2023 of $3.5 million represented a $9.1 million decrease as compared to an expense of $12.6 million for the three months ended June 30, 2022. This decrease was primarily due to a increase in share-based compensation windfall benefits as well as additional tax benefits, primarily related to the deferred tax asset resulting from capitalized research and development expenses under Section 174 of the Internal Revenue Code, recognized in the current year due to the reversal of the U.S. valuation allowance as of March 31, 2023.
Liquidity and Capital Resources
As of June 30, 2023, we had $700.7 million of cash and cash equivalents and $387.9 million available under our revolving credit facility.
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
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations for cloud hosting support. As of June 30, 2023, total contractual commitments were $332.3 million, with $58.0 million committed within the next twelve months.
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

Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (the “Credit Facility”). As of June 30, 2023, we had $387.9 million available under the Credit Facility with $12.1 million of letters of credit outstanding. As of June 30, 2023, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 6, Long-term Debt, of the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Cash provided by operating activities (1)	$133,903	$143,098
Cash used in investing activities	(10,267)	(6,906)
Cash provided by (used in) financing activities	22,774	(20,109)
Effect of exchange rate changes on cash and cash equivalents	(1,055)	(7,705)
Net increase in cash and cash equivalents	$145,355	$108,378
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Cash paid for interest	$212	$2,066
Cash paid for (received from) tax, net	$13,151	$(31,542)
Operating Activities
For the three months ended June 30, 2023, cash provided by operating activities was $133.9 million as a result of net income of $38.2 million, and adjusted by non-cash charges of $34.6 million and a change of $61.1 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $40.5 million and depreciation and amortization of $13.6 million, partially offset by deferred income taxes of $19.3 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $204.2 million due to the timing of receipts of payments from customers and a decrease in deferred commissions of $8.5 million due to commissions paid on new bookings. Partially offsetting this was a decrease in deferred revenue of $95.9 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, a decrease in accounts payable and accrued expenses of $39.6 million driven by timing of payments, and an increase in prepaid expenses and other assets of $16.4 million driven by the timing of payments in advance of future services.
For the three months ended June 30, 2022, cash provided by operating activities was $143.1 million as a result of net income of $2.1 million, and adjusted by non-cash charges of $44.8 million and a change of $96.2 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $28.7 million and depreciation and amortization of $13.4 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $151.4 million due to the timing of receipts of payments from customers and a decrease in prepaid expenses and other assets of $33.1 million driven by the receipt of an income tax refund and timing of payments in advance of future services. Partially offsetting this was a decrease in deferred revenue of $60.5 million due to seasonality in our sales cycle which is higher in the third and fourth quarters of our fiscal year, and a decrease in accounts payable and accrued expenses of $29.8 million driven by timing of payments.
Investing Activities
Cash used in investing activities during the three months ended June 30, 2023 was $10.3 million as a result of the purchases of property and equipment.
Cash used in investing activities during the three months ended June 30, 2022 was $6.9 million as a result of the purchases of property and equipment.

Financing Activities
Cash provided by financing activities during the three months ended June 30, 2023 was $22.8 million, primarily as a result of proceeds from the exercise of our stock options of $13.2 million and proceeds from our employee stock purchase plan of $9.6 million.
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

There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2023 as compared to the critical accounting policies and estimates disclosed in our Annual Report. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 2, Significant Accounting Policies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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

Interest Rate Risk
We had cash and cash equivalents of $700.7 million and $555.3 million as of June 30, 2023 and March 31, 2023, respectively, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
As of June 30, 2023, we also had the Credit Facility in place, with availability of $387.9 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Dollar Offered Rate, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Agreement. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Industry
We have experienced rapid revenue growth in recent periods, which may not be indicative of our future growth.
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 25% in the year ended March 31, 2023 compared to the prior year. Our revenue for the three months ended June 30, 2023 also grew 25% compared to the prior-year period. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
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
•the impact of recessionary pressures or uncertainties in the global economy, or in the economies of the countries in which we operate, on our customers’ purchasing decisions and the length of our sales cycles;
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

In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. For example, we have made significant investments in our new application security offering and in developing our GrailTM core technology, AutomationEngine, and AppEngine. In July 2023, we announced that we are expanding our Davis® artificial intelligence (“AI”) engine to create the observability and security industry’s first hypermodal AI, converging fact-based, predictive and causal AI insights with new generative AI capabilities. Our new solutions and solution enhancements could fail to attain sufficient market acceptance for many reasons, including:

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
Our success depends on the interoperability of our platform and solutions with third-party operating systems, applications, cloud platforms, data, and devices that we have not developed and do not control. Any third-party changes that degrade the functionality of our platform or solutions or give preferential treatment to competitive software could adversely affect the adoption and usage of our platform. We may not be successful in adapting our platform or solutions to operate effectively with these systems, applications, cloud platforms, data, or devices. If it is difficult for our customers to access and use our platform or solutions, or if our platform or solutions cannot connect a broadening range of systems, applications, cloud platforms, data, and devices, then our customer growth and retention may be harmed, and our business and operating results could be adversely affected.

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

The markets in which we compete are highly competitive, fragmented, evolving, complex and defined by rapidly changing technology (including, without limitation, the use of AI) and customer demands, and we expect competition to continue to increase in the future. A number of companies, some of which are larger and have more resources than we do, have developed or are developing products and services that currently, or in the future may, compete with some or all of our solutions. We have also been expanding the scope of our solutions to include new offerings and we increasingly compete with other companies in new and adjacent markets. Competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or loss of, market share, any of which could adversely affect our business, operating results, and financial condition.

We compete either directly or indirectly with APM vendors, infrastructure monitoring vendors, log management vendors, DEM vendors, security vendors, open source and commercial open source vendors, point solutions from public cloud providers, and IT operations management, AIOps and business intelligence providers with offerings that cover some portion of the capabilities that we provide. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software APM, data analytics, compliance, or network visibility vendors, it could adversely affect our ability to compete. We may also face competition from companies entering our market, which has a relatively low barrier to entry in some segments, including large technology companies that could expand their platforms or acquire one of our competitors. Many existing and potential competitors enjoy substantial competitive advantages, such as:
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
Our agreements with our partners are generally non-exclusive, meaning our partners may offer products from several different companies to their customers or have their products or technologies also interoperate with products and technologies of other companies, including products that compete with our offerings. Moreover, some of our partners also compete with us, and if our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors or fail to meet the needs of our customers, our ability to grow our business and sell our offerings will be harmed. Many of our customers are also customers of hyperscalers such as AWS, GCP, Azure, or IBM Red Hat. If our solutions fail to interoperate effectively with the hyperscalers’ products, or if our partnerships with one or more of these hyperscalers are not successful or are terminated, our ability to sell additional products or offerings to these customers and our ability to grow our business will be harmed. Furthermore, our partners may cease marketing our offerings with limited or no notice and with little or no penalty, and new partners could require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our partners, our possible inability to replace them or our failure to recruit additional partners could harm our results of operations. Our partner structure could also subject us to lawsuits or reputational harm if, for example, a partner misrepresents the functionality of our offerings to customers or violates applicable laws or our corporate policies.

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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In the last two years, we hired a new Chief Executive Officer, Chief Financial Officer, General Counsel, Chief People Officer, and Chief Revenue Officer, among other leadership changes.

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
In December 2022, we entered into a senior secured revolving credit facility in the aggregate amount of $400.0 million. As of June 30, 2023, we had $387.9 million available under the credit facility with $12.1 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates and fee margins, which vary based on prescribed formulas. The credit facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our credit facility remains outstanding.

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

An adverse outcome of a dispute may require us to take several adverse steps such as pay substantial damages, including potentially treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, using, selling, licensing, importing, or otherwise commercializing solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our solutions or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights or have royalty obligations imposed by a court; or indemnify our customers, partners, and other third parties. Any damages or royalty obligations we may become subject to, or any prohibition against our commercializing our solutions as a result of an adverse outcome, could harm our business and operating results.

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
The success of our business depends on our ability to protect and enforce our proprietary rights, including our patents, trademarks, copyrights, trade secrets, and other intellectual property rights, throughout the world. We attempt to protect our intellectual property under patent, trademark, copyright, and trade secret laws, and through a combination of confidentiality procedures, contractual provisions, internal policies and other methods, all of which offer only limited protection. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products, offerings and services that compete with ours. In the past, we have been made aware of public postings of portions of our source code. It is possible that released source code could reveal some of our trade secrets and impact our competitive advantage. Some license provisions protecting against unauthorized use, copying, transfer, reverse engineering, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and in some countries, there may not be sufficient legal processes available to us, in a timely fashion or at all, to enable us to effectively protect our intellectual property. In expanding our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase. In addition, the use of other companies’ generative AI tools by our employees or contractors in a manner that violates our internal policies may compromise some of our proprietary or intellectual property rights.
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

When we contribute to a third-party managed open source project, the copyrights, patent rights, and other proprietary rights in and to the technologies, including software program code owned by us that we contribute to these projects, are often licensed to the project managers and to all other contributing parties without material restriction on further use or distribution. If and to the extent that any of the technologies that we contribute, either alone or in combination with the technologies that may be contributed by others, practice any inventions that are claimed under our patents or patent applications, then we may be unable to enforce those claims or prevent others from practicing those inventions, regardless of whether such other persons also contributed to the open source project (even if we were to conclude that their use infringes our patents with competing offerings), unless any such third party asserts its patent rights against us. This limitation on our ability to assert our patent rights against others could harm our business and ability to compete. In addition, if we were to attempt to enforce our patent rights, we could suffer reputational injury among our customers and the open source community.

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

•In the United States, state legislatures continue to propose and pass comprehensive privacy legislation, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, California enacted the California Consumer Privacy Act (“CCPA”), which was amended by a ballot initiative, the California Privacy Rights Act (“CPRA”) in November 2020. The newly amended version of the CCPA became effective on January 1, 2023. Among other things, the CCPA gives California residents rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. It is not yet fully clear how the amended CCPA will be interpreted. The effects of the amended CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses to comply and increase our potential exposure to regulatory enforcement and/or litigation. Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, and in some states, efforts to pass comprehensive privacy laws have been successful. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
•Outside of the United States, virtually every jurisdiction in which we operate has established its own privacy, data protection and/or data security legal framework with which we or our customers must comply, including, but not limited to, the European Union (“EU”).
◦In the EU, data protection laws are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the GDPR, which imposes robust obligations upon covered companies, including heightened notice and consent requirements, greater rights of data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines for non-compliance. Serious breaches of the GDPR (and similar data protection regulations in the United Kingdom)

may result in monetary penalties of up to 4% of worldwide annual revenue and fines up to 2% of annual worldwide revenue can be imposed for other violations. In addition to the GDPR, other European legislative proposals and current laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing, with an increased focus on online behavioral advertising. The EU also is considering the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”) which would replace an existing ePrivacy Directive. The ePrivacy Regulation is focused on privacy regarding electronic communications services and data processed by electronic communications services. The ePrivacy Regulation may require us to further modify some of our data practices and compliance could result in additional costs for our company. In addition, the proposed EU Digital Services Act (“DSA”) and Digital Markets Act (“DMA”) will add further complexity and increased consumer protection and technology regulation.
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
•Current or future laws, regulations, and ethical considerations related to the use of AI technology and machine learning may impact our ability to provide insights from data and use certain data to develop our offerings. Increased focus on online tracking of behavioral advertising may also result in increased regulation on our operations. These factors may also impose burdensome and costly requirements on our ability to utilize data in innovative ways.
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

In addition to the laws and regulations to which we are subject regarding the collection, processing, storage, use, and sharing of certain information, our contracts with customers include specific obligations regarding the protection of confidentiality and the permitted uses of personally identifiable and other proprietary information. We also publicly post documentation regarding our practices concerning the collection, processing, use, and disclosure of data. Although we endeavor to comply with our published policies and documentation and the various laws and regulations that we are subject to, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies and product documentation or privacy laws or regulations, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the imposition of significant fines, penalties or other liabilities, which could, individually or in the aggregate, materially and adversely affect our business, financial condition, and results of operations. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations.

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
Revenue from customers located outside of the United States represented 44% and 45% for the three months ended June 30, 2023 and 2022, respectively. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
•increased expenses associated with international sales and operations, including establishing and maintaining office space and equipment for our international operations;
•fluctuations in exchange rates between the U.S. dollar and other currencies in the markets where we do business, and other controls, regulations, and orders that might restrict our ability to repatriate cash;
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical disruption, may result in extreme volatility in credit, equity, and foreign currency markets. These conditions, including changes in inflationary pressures, rising interest rates, lower consumer confidence or uneven or lower spending, volatile capital markets, financial and credit market fluctuations, political turmoil, natural catastrophes, epidemics, warfare, including the ongoing war in Ukraine, and terrorist attacks on the United States or elsewhere, may also adversely affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles, which would adversely affect our overall pipeline as well as our revenue growth expectations. For example, we have seen lengthening sales cycles, which may affect our future revenues and results of operations. In addition, increased economic uncertainty in the United States and abroad could lead to periods of economic slowdown or recession, continued inflation and higher interest rates, and the occurrence of such events, or public perception that any of these events may occur, could result in a general decrease in spending on technology or other business interruptions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within the technology industry. If macroeconomic or geopolitical conditions deteriorate or if the pace of recovery slows or is uneven, our overall results of operations could be adversely affected.

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
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the quarter ended June 30, 2023, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.

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

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report.

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
Our growth depends upon our ability to enhance our existing offerings and our ability to introduce new offerings on a timely basis. We intend to continue to address the need to develop new offerings and enhance existing offerings both through internal R&D, and also through the acquisition of other companies, product lines, technologies, and personnel. For example, on July 31, 2023, we announced that we signed a definitive agreement to acquire Rookout, a provider of enterprise-ready and privacy-aware solutions that enable developers to quickly troubleshoot and debug actively running code in Kubernetes-hosted cloud-native applications. The acquisition is expected to be completed during the second quarter of our fiscal year 2024. We expect to continue to consider and evaluate a wide array of potential acquisitions as part of our overall business strategy, including, but not limited to, acquisitions of certain businesses, technologies, services, products, and other assets and revenue streams. At any given time, we may be engaged in discussions or negotiations with respect to one or more acquisitions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable acquisition opportunities, and we may not be able to complete such acquisitions on favorable terms. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors, and could be disruptive to our operations.

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
Our business is subject to regulation by various U.S. federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy, cybersecurity and data protection laws, anti-bribery laws, import and export controls, federal acquisition regulations and guidelines, federal securities laws, and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and we must continue to monitor and dedicate resources to ensure continued compliance. We also anticipate continued changes in the laws and regulations governing the use of AI. Non-compliance with applicable regulations or requirements could subject us to litigation, investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through July 31, 2023. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Our largest shareholder, the Thoma Bravo Funds, sold approximately 14.8 million shares of our common stock and approximately 17.9 million shares of our common stock in February 2023 and June 2023, respectively. As of July 31, 2023, the Thoma Bravo Funds beneficially owned approximately 17.6% of our common stock. Under applicable federal securities laws, the Thoma Bravo Funds may sell additional shares in the public market without our advance knowledge or participation. If Thoma Bravo were to dispose of a substantial portion of our shares in the public market, whether in a single transaction or a series of transactions, it could reduce the trading price of our common stock. In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.

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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owned in the aggregate 17.6% of our issued and outstanding shares of common stock as of July 31, 2023. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation, or other business combination;
•raising future capital; and
•amending our charter and bylaws, which govern the rights attached to our common stock.
Based on Thoma Bravo’s current beneficial ownership of our company, our charter provides that for so long as Thoma Bravo beneficially owns (i) at least 10% (but less than 20%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 20% of the total number of directors (but in no event fewer than one director); and (ii) at least 5% (but less than 10%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate one director to our board of directors. If Thoma Bravo’s beneficial ownership were to increase to at least 20% of our outstanding shares of common stock, it would have additional director nomination rights, as set forth in our charter.
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
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; (4) any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim governed by the internal affairs doctrine (collectively, the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Exchange Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to comply with these new laws. Numerous treaties, laws, and regulations have been enacted or proposed in an effort to regulate climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may result in increased operating costs across various levels of our supply chain, which could cause us to increase costs to satisfy service obligations to our customers. We may also incur costs associated with increased regulations or investor requirements for increased environmental, social and governance disclosures and reporting, including reporting requirements and standards or expectations regarding the environmental impacts of our business. The cost of compliance with, or failure to comply with, such laws and regulations could result in increased compliance costs, and any untimely or inaccurate disclosure could adversely affect our reputation, business, or financial performance.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019)

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2023)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019)

10.1*	Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (performance-based)

10.2*	Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (time-based)

10.3*	2024 Annual Short-Term Incentive Plan

10.4#*
Transition Agreement between the Company and Stephen Pace dated as of June 5, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023)

10.5#*	Executive Officer Employment Agreement between the Company and Daniel Zugelder dated as of June 1, 2023

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

DYNATRACE, INC.

Date:	August 2, 2023	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ James Benson
James Benson
Senior Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)