Form 10-Q
period 2023-09-30
Dynatrace, Inc.
filed 2023-11-02
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The Registrant had 294,394,482 shares of common stock outstanding as of October 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding:
•our future financial performance, including our expectations regarding key factors driving future performance, our revenue, annual recurring revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and billing/revenue mix;
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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. Please see Part II, Item 1A. entitled “Risk Factors” in this Quarterly Report for a discussion of risks that we believe are material. These risks and uncertainties include, but are not limited to, the following:
•We have experienced rapid revenue growth in recent periods, which may not be indicative of our future growth.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2023	March 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$701,524	$555,348
Accounts receivable, net	262,733	442,518
Deferred commissions, current	84,181	83,029
Prepaid expenses and other current assets	53,148	37,289
Total current assets	1,101,586	1,118,184
Property and equipment, net	46,946	53,576
Operating lease right-of-use assets, net	67,367	68,074
Goodwill	1,309,549	1,281,812
Other intangible assets, net	52,144	63,599
Deferred tax assets, net	113,827	79,822
Deferred commissions, non-current	74,580	86,232
Other assets	16,161	14,048
Total assets	$2,782,160	$2,765,347

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$15,842	$21,953
Accrued expenses, current	146,775	188,380
Deferred revenue, current	677,837	811,058
Operating lease liabilities, current	15,912	15,652
Total current liabilities	856,366	1,037,043
Deferred revenue, non-current	33,586	34,423
Accrued expenses, non-current	30,392	29,212
Operating lease liabilities, non-current	59,857	59,520
Deferred tax liabilities	305	280
Total liabilities	980,506	1,160,478
Commitments and contingencies (Note 9)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 294,293,922 and 290,411,108 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	294	290
Additional paid-in capital	2,114,472	1,989,797
Accumulated deficit	(279,392)	(353,389)
Accumulated other comprehensive loss	(33,720)	(31,829)
Total shareholders' equity	1,801,654	1,604,869
Total liabilities and shareholders' equity	$2,782,160	$2,765,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription	$334,497	$261,306	$650,951	$510,864
Service	17,203	18,020	33,635	35,735
Total revenue	351,700	279,326	684,586	546,599
Cost of revenue:
Cost of subscription	44,792	35,764	87,696	68,502
Cost of service	15,675	16,052	31,217	31,220
Amortization of acquired technology	3,900	3,888	7,798	7,780
Total cost of revenue	64,367	55,704	126,711	107,502
Gross profit	287,333	223,622	557,875	439,097

Operating expenses:
Research and development	74,084	52,905	140,366	102,316
Sales and marketing	127,605	105,348	252,722	211,021
General and administrative	44,749	38,397	83,843	73,131
Amortization of other intangibles	5,627	6,573	11,387	13,146
Restructuring and other	(1)	—	—	(10)
Total operating expenses	252,064	203,223	488,318	399,604
Income from operations	35,269	20,399	69,557	39,493
Interest income (expense), net	8,509	(513)	15,655	(2,688)
Other expense, net	(3,075)	(1,214)	(2,823)	(3,464)
Income before income taxes	40,703	18,672	82,389	33,341
Income tax expense	(4,894)	(8,146)	(8,392)	(20,701)
Net income	$35,809	$10,526	$73,997	$12,640
Net income per share:
Basic	$0.12	$0.04	$0.25	$0.04
Diluted	$0.12	$0.04	$0.25	$0.04
Weighted average shares outstanding:
Basic	293,654	287,190	292,504	286,699
Diluted	297,794	290,601	297,492	290,433
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$35,809	$10,526	$73,997	$12,640
Other comprehensive (loss) income
Foreign currency translation adjustment	(474)	1,818	(1,891)	2,298
Total other comprehensive (loss) income	(474)	1,818	(1,891)	2,298
Comprehensive income	$35,335	$12,344	$72,106	$14,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended September 30, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, June 30, 2023	293,160	293	2,053,086	(315,201)	(33,246)	1,704,932
Foreign currency translation					(474)	(474)
Restricted stock units vested	959	1	(1)			—
Exercise of stock options	175	—	3,429			3,429
Share-based compensation			57,958			57,958
Net income				35,809		35,809
Balance, September 30, 2023	294,294	$294	$2,114,472	$(279,392)	$(33,720)	$1,801,654

	Three Months Ended September 30, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2022	287,259	$287	$1,830,782	$(459,234)	$(26,209)	$1,345,626
Foreign currency translation					1,818	1,818
Restricted stock units vested	378	1	(1)			—
Exercise of stock options	176	—	3,057			3,057
Share-based compensation			40,654			40,654
Equity repurchases			(4)			(4)
Net income				10,526		10,526
Balance, September 30, 2022	287,813	$288	$1,874,488	$(448,708)	$(24,391)	$1,401,677
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Six Months Ended September 30, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2023	290,411	290	1,989,797	(353,389)	(31,829)	1,604,869
Foreign currency translation					(1,891)	(1,891)
Restricted stock units vested	2,780	3	(3)			—
Issuance of common stock related to employee stock purchase plan	313	—	9,584			9,584
Exercise of stock options	790	1	16,618			16,619
Share-based compensation			98,476			98,476
Net income				73,997		73,997
Balance, September 30, 2023	294,294	$294	$2,114,472	$(279,392)	$(33,720)	$1,801,654

	Six Months Ended September 30, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2022	286,053	286	1,792,197	(461,348)	(26,689)	1,304,446
Foreign currency translation					2,298	2,298
Restricted stock units vested	1,264	2	(2)			—
Restricted stock awards forfeited	(14)					—
Issuance of common stock related to employee stock purchase plan	266	—	8,627			8,627
Exercise of stock options	244	—	4,332			4,332
Share-based compensation			69,349			69,349
Equity repurchases			(15)			(15)
Net income				12,640		12,640
Balance, September 30, 2022	287,813	$288	$1,874,488	$(448,708)	$(24,391)	$1,401,677
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$73,997	$12,640
Adjustments to reconcile net income to cash provided by operations:
Depreciation	7,890	5,746
Amortization	19,207	21,068
Share-based compensation	98,476	69,349
Deferred income taxes	(35,166)	—
Other	3,019	4,484
Net change in operating assets and liabilities:
Accounts receivable	177,689	153,512
Deferred commissions	8,978	(3,618)
Prepaid expenses and other assets	(22,909)	25,128
Accounts payable and accrued expenses	(33,246)	(14,428)
Operating leases, net	1,333	44
Deferred revenue	(128,488)	(101,429)
Net cash provided by operating activities	170,780	172,496

Cash flows from investing activities:
Purchase of property and equipment	(13,017)	(11,237)
Acquisition of a business, net of cash acquired	(32,391)	—
Net cash used in investing activities	(45,408)	(11,237)

Cash flows from financing activities:
Repayment of term loans	—	(60,000)
Proceeds from employee stock purchase plan	9,584	8,627
Proceeds from exercise of stock options	16,619	4,332
Equity repurchases	—	(15)
Net cash provided by (used in) financing activities	26,203	(47,056)

Effect of exchange rates on cash and cash equivalents	(5,399)	(13,740)

Net increase in cash and cash equivalents	146,176	100,463

Cash and cash equivalents, beginning of period	555,348	462,967
Cash and cash equivalents, end of period	$701,524	$563,430

Supplemental cash flow data:
Cash paid for interest	$420	$4,743
Cash paid for (received from) tax, net	$41,804	$(23,567)
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of September 30, 2023 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three and six months ended September 30, 2023 and 2022, statements of cash flows for the six months ended September 30, 2023 and 2022, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2023, its results of operations for the three and six months ended September 30, 2023 and 2022, and its cash flows for the six months ended September 30, 2023 and 2022 in accordance with U.S. GAAP. The results for the three and six months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
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

The following table presents the effect of the reclassification and the impact on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2022			Six Months Ended September 30, 2022
	Previous Method	Current Method	Effect of Change	Previous Method	Current Method	Effect of Change
Research and development	$51,907	$52,905	$998	$100,389	$102,316	$1,927
Sales and marketing	104,669	105,348	679	209,684	211,021	1,337
General and administrative	40,074	38,397	(1,677)	76,395	73,131	(3,264)

Net income	10,526	10,526	—	12,640	12,640	—
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
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$208,968	59%	$167,755	60%	$407,505	59%	$324,504	59%
Europe, Middle East and Africa	87,764	25%	69,597	25%	170,913	25%	139,745	26%
Asia Pacific	31,189	9%	27,446	10%	60,997	9%	53,541	10%
Latin America	23,779	7%	14,528	5%	45,171	7%	28,809	5%
Total revenue	$351,700		$279,326		$684,586		$546,599
For the three and six months ended September 30, 2023 and 2022, the United States was the only country that represented more than 10% of the Company’s revenue in any period, constituting $197.8 million and 56% and $158.3 million and 57% of total revenue during the three months ended September 30, 2023 and 2022, respectively, and $385.8 million and 56% and $305.8 million and 56% of total revenue during the six months ended September 30, 2023 and 2022, respectively.
Deferred revenue
Revenue recognized during the three months ended September 30, 2023 and 2022, which was included in the deferred revenue balance at the beginning of each respective period, was $235.6 million and $192.0 million, respectively. Revenue recognized during the six months ended September 30, 2023 and 2022, which was included in the deferred revenue balance at the beginning of each respective period, was $532.9 million and $425.7 million, respectively.

Remaining performance obligations
As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,793.9 million, which consists of both billed consideration in the amount of $711.4 million and unbilled consideration in the amount of $1,082.5 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 61% of the total remaining performance obligations as revenue over the next twelve months and the remainder thereafter.
Contract assets
As of September 30, 2023 and March 31, 2023, contract assets of $7.6 million and $0.4 million, respectively, are including in accounts receivable, net, on the Company’s condensed consolidated balance sheets.
4.     Acquisitions
On August 31, 2023, the Company acquired 100% of the outstanding equity of Rookout, Ltd. (“Rookout”). Rookout is a provider of enterprise-ready and privacy-aware solutions that enable developers to troubleshoot and debug actively running code in Kubernetes-hosted cloud-native applications. This acquisition offers opportunities to expand the Company’s unified observability and security platform from the addition of Rookout’s technology and experienced team.
The preliminary purchase consideration of Rookout was $33.5 million, after considering certain adjustments, and was paid from cash on hand. The preliminary purchase consideration is subject to a final post-closing adjustment.
The acquisition of Rookout has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimate fair value as of the acquisition date. The purchase consideration was allocated to the tangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill as shown below (in thousands).

Assets acquired:
Cash and cash equivalents	$1,073
Accounts receivable, prepaid and other assets	504
Property and equipment	208
Intangible asset	7,800
Total assets acquired	$9,585

Liabilities assumed:
Accounts payable, accrued and other liabilities	3,086
Deferred revenue	1,003
Total liabilities assumed	$4,089

Net assets acquired	5,496
Fair value of consideration transferred	33,464
Goodwill	$27,968
The fair value of assets and liabilities acquired may change as additional information is received during the measurement period. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.
Goodwill is primarily attributable to expected synergies and acquired skilled workforce. The goodwill was allocated to the Company’s one reporting unit. The Company identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology was $7.8 million, which was based on a valuation using the income approach and is classified as capitalized software on the condensed consolidated balance sheet. The estimate useful life of the developed technology is seven years. The acquired goodwill and intangible asset were not deductible for tax purposes.
The operating results of Rookout from the date of acquisition, which are not material, have been included in the Company’s condensed consolidated statements of operations. The transaction costs related to the Rookout acquisition were $1.4 million and $2.0 million for the three and six months ended September 30, 2023, respectively, and are included in general and administrative expense on the condensed consolidated statements of operations.

5.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the six months ended September 30, 2023 consists of the following (in thousands):

September 30, 2023
Balance, beginning of period	$1,281,812
Goodwill from Rookout acquisition	27,968
Foreign currency impact	(231)
Balance, end of period	$1,309,549
Other intangible assets, net, excluding goodwill consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		September 30, 2023	March 31, 2023
Capitalized software	106	$199,598	$191,863
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		606,156	598,421
Less: accumulated amortization		(554,012)	(534,822)
Total other intangible assets, net		$52,144	$63,599
Amortization of other intangible assets totaled $9.5 million and $10.5 million for the three months ended September 30, 2023 and 2022, respectively, and $19.2 million and $21.1 million for the six months ended September 30, 2023 and 2022, respectively.
6.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended September 30, 2023 was 12.0% compared to 43.6% for the three months ended September 30, 2022. The Company’s effective tax rate for the six months ended September 30, 2023 was 10.2% compared to 62.1% for the six months ended September 30, 2022. The decrease in the effective tax rate for both the three months ended September 30, 2023 and the six months ended September 30, 2023 was primarily due to an increase in share-based compensation windfall benefits as well as additional tax benefits, primarily related to the deferred tax asset resulting from capitalized research and development expenses under Section 174 of the Internal Revenue Code, recognized in the current year due to the reversal of the U.S. valuation allowance as of March 31, 2023.
7.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of September 30, 2023 and March 31, 2023, there were no amounts outstanding under the Credit Facility. There were $12.1 million and $15.5 million of letters of credit issued as of September 30, 2023 and March 31, 2023, respectively. The Company had $387.9 million and $384.5 million of availability under the Credit Facility as of September 30, 2023 and March 31, 2023, respectively.
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

Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the condensed consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $1.6 million and $1.8 million of unamortized debt issuance costs as of September 30, 2023 and March 31, 2023, respectively.
Pursuant to the Credit Agreement, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC, a wholly owned subsidiary of the Company, including a pledge of the capital stock and other interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the holder of the Credit Facility. The Credit Agreement contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At September 30, 2023, the Company was in compliance with all applicable covenants.
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
8.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2024 to 2033. As of September 30, 2023, the weighted average remaining lease term was 6.1 years and the weighted average discount rate was 4.5%. The Company does not have any finance leases as of September 30, 2023.
The Company has a sublease of a former office which expires in fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.5 million for both the three months ended September 30, 2023 and 2022, and $1.1 million for both the six months ended September 30, 2023 and 2022.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense (1)	$3,831	$3,071	$7,600	$5,995
Short-term lease expense	$507	$429	$1,006	$851
Variable lease expense	$344	$164	$732	$376
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Six Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$9,090	$7,563
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$9,387	$13,713
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.

As of September 30, 2023, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2024	$9,581
2025	17,230
2026	14,100
2027	12,928
2028	8,697
Thereafter	23,033
Total operating lease payments (1)	85,569
Less: imputed interest	(9,800)
Total operating lease liabilities	$75,769
_________________
(1) Presented gross of sublease income.
As of September 30, 2023, the Company had commitments of $74.3 million for operating leases that have not yet commenced and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during fiscal 2024 through 2026 with lease terms ranging from two years to 10 years.
9.    Commitments and Contingencies
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
10.    Share-based Compensation
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the Board, adopted the 2019 Equity Incentive Plan, as amended and restated (the “2019 Plan”) which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock, or the Initial Limit, for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2023, 50,714,239 shares of common stock were available for future issuance under the 2019 Plan.
Stock options
The following table summarizes activity for stock options during the six months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2023	4,636	$22.25	6.5	$94,565
Exercised	(790)	21.04
Forfeited or expired	(37)	44.15
Balance, September 30, 2023	3,809	$22.29	6.0	$93,850
Options vested and expected to vest at September 30, 2023	3,809	$22.29	6.0	$93,850
Options vested and exercisable at September 30, 2023	3,464	$20.85	5.9	$90,115

As of September 30, 2023, the total unrecognized compensation expense related to non-vested stock options was $4.2 million and is expected to be recognized over a weighted average period of 0.8 years. The Company recognized $2.4 million and $4.0 million of share-based compensation expense related to stock options for the three months ended September 30, 2023 and 2022, respectively, and $5.7 million and $9.2 million of share-based compensation expense related to stock options for the six months ended September 30, 2023 and 2022, respectively.
Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the six months ended September 30, 2023:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2023	4	$16.00	8,836	$41.76
Granted	—	—	4,934	52.06
Vested	(4)	16.00	(2,780)	39.83
Forfeited	—	—	(264)	43.78
Balance, September 30, 2023	—	$—	10,726	$46.95
RSUs outstanding as of September 30, 2023 were comprised of 9.7 million RSUs with only service conditions and 1.0 million RSUs with both service and performance conditions (“PSUs”).
During the six months ended September 30, 2023, the Company granted PSUs to certain key employees that generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years (the “Annual PSUs”). The number of shares that may be earned pursuant to the Annual PSUs is based on specific company metrics related to the Company’s fiscal year ending March 31, 2024. No Annual PSUs will be earned with respect to any metric if the applicable “threshold” percentage of the specific metric is not achieved, and the overall number of shares that may be earned shall not exceed 200% of the target award. Once the Annual PSUs are earned, they are then also subject to time-based vesting, with 33% of the earned Annual PSUs vesting on the first anniversary of the grant date, and with the remaining 67% vesting in eight equal quarterly installments over the following two years, and provided that the key employee remains employed by the Company through the applicable vesting date.
As of September 30, 2023, the total unrecognized compensation expense related to unvested restricted stock units was $436.0 million and is to be recognized over a weighted average period of 2.3 years. The Company recognized $53.8 million and $34.7 million of share-based compensation expense related to restricted shares and units for the three months ended September 30, 2023 and 2022, respectively, and $89.3 million and $56.7 million of share-based compensation expense related to restricted shares and units for the six months ended September 30, 2023 and 2022, respectively.
Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the six months ended September 30, 2023, 313,127 shares of common stock were purchased under the ESPP. As of September 30, 2023, 16,085,682 shares of common stock were available for future issuance under the ESPP.
As of September 30, 2023, there was approximately $1.3 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $1.7 million and $2.0 million of share-based compensation expense related to the ESPP for the three months ended September 30, 2023 and 2022, respectively, and $3.4 million and $3.5 million of share-based compensation expense related to the ESPP for the six months ended September 30, 2023 and 2022, respectively.

Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$7,197	$5,235	$12,685	$9,125
Research and development	18,177	10,997	31,441	18,282
Sales and marketing	18,877	13,938	32,876	24,014
General and administrative	13,707	10,484	21,474	17,928
Total share-based compensation	$57,958	$40,654	$98,476	$69,349
11.    Net Income Per Share
Basic net income per share is calculated by dividing the net income for the period by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net income per share includes the dilutive effect of common share equivalents and is calculated using the weighted-average number of common shares and the common share equivalents outstanding during the reporting period. The dilutive effect of stock-based awards is calculated by application of the treasury stock method. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$35,809	$10,526	$73,997	$12,640
Denominator:
Weighted average shares outstanding, basic	293,654	287,190	292,504	286,699
Dilutive effect of stock-based awards	4,140	3,411	4,988	3,734
Weighted average shares outstanding, diluted	297,794	290,601	297,492	290,433

Net income per share, basic	$0.12	$0.04	$0.25	$0.04
Net income per share, diluted	$0.12	$0.04	$0.25	$0.04
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three and six months ended September 30, 2023 and 2022 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Stock options	144	892	152	1,070
Unvested RSAs and RSUs	4,304	2,089	2,926	1,217

12.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. See Note 3, Revenue Recognition, for a disaggregation of revenue by geographic region.
Property and equipment, net
The following table presents property and equipment by geographic region for the periods presented (in thousands):

	September 30, 2023	March 31, 2023
North America	$16,533	$22,124
Europe, Middle East and Africa	28,522	29,142
Asia Pacific	1,726	2,194
Latin America	165	116
Total property and equipment, net	$46,946	$53,576

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
As enterprises and public sector institutions embrace modern cloud environments as the underlying foundation of their digital transformations, we believe that the scale, growing complexity, and dynamic nature of these environments are rapidly making solutions such as the Dynatrace® platform mandatory instead of optional for many organizations. Our Dynatrace platform combines the only fully unified end-to-end solution for comprehensive observability and continuous runtime application security together with advanced artificial intelligence for IT operations (“AIOps”) to provide answers and intelligent automation from data at enormous scale. This approach enables IT, development, security, and business operations teams to modernize and automate operations, deliver software faster and more securely, and provide better digital experiences.
We take Dynatrace to market through a combination of our global direct sales team and a network of partners, including global system integrators, cloud providers (such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”), and Google Cloud Platform “GCP”)), resellers and technology alliance partners. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion, which we believe see more value from our integrated full-stack platform.
All of our offerings leverage the Dynatrace observability and security platform to provide application performance monitoring (“APM”), runtime application security, infrastructure monitoring, log management and analytics, digital experience monitoring (“DEM”), digital business analytics, and cloud automation in an easy-to-use, highly automated, all-in-one solution.
We generate revenue primarily by selling subscriptions, which we define as Software-as-a-Service (“SaaS”) agreements, Dynatrace term-based licenses, Dynatrace perpetual licenses, and maintenance and support agreements.
The majority of our customers deploy Dynatrace as a SaaS solution to get the latest Dynatrace features and updates with greatly reduced administrative effort. Our SaaS solution provides customers with the ability to scale up and down rapidly, without having to purchase, provision, and manage their hardware. We also provide options to deploy our platform at the edge in customer-provisioned infrastructure, which we refer to as Dynatrace Managed. This offering allows customers the flexibility to maintain control of the environment where their data resides, whether in the cloud or on-premises, combining the simplicity of SaaS with the ability to adhere to their own data security and sovereignty requirements. Our Mission Control center automatically upgrades all Dynatrace instances and offers on-premises cluster customers auto-deployment options that suit their specific enterprise management processes.
Our Dynatrace platform has been commercially available since 2016 and is the primary offering we sell.
Second-Quarter 2024 Financial Highlights
We delivered strong financial results during the three months ended September 30, 2023 in a dynamic macroeconomic environment, demonstrating the durability of our business model.
•Our annual recurring revenue (“ARR”) was $1,344 million as of September 30, 2023, which reflected 26% growth year-over-year;
•Total revenue and subscription revenue for the three months ended September 30, 2023 was $352 million and $334 million, respectively; and
•We delivered an operating margin of 10% for the three months ended September 30, 2023.

We believe in a disciplined and balanced approach to operating our business. We plan to continue driving innovation to meet customers’ needs and grow our customer base. We also plan to invest in future growth opportunities that we expect will drive long-term value, while leveraging our global partner ecosystem, optimizing costs, and improving efficiency and profitability.
We believe this approach is even more important at this time as we navigate a rapidly evolving and uncertain macroeconomic environment, which can include geopolitical considerations, fluctuations in credit, equity, and foreign currency markets, changes in inflation, interest rates, consumer confidence and spending, and other factors that may affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles. While we continue to close deals, customers continue to be cautious in their spending, with tighter budget scrutiny. We expect that the elongation of sales cycles that we experienced over the last several quarters will persist throughout our fiscal 2024. Although macroeconomic uncertainty persists, we remain confident in our ability to execute in this environment. Please see the section titled “Risk Factors” included under Part II, Item 1A for further discussion of the possible impact of macroeconomic conditions on our business.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
•Extend our technology and market leadership position. We intend to maintain our position as the market-leading unified observability and security platform that utilizes analytics and automation at its core through increased investment in research and development and continued innovation. We expect to focus on expanding the functionality of our unified Dynatrace platform and investing in capabilities that address new market opportunities. We also plan to continue evolving our predictive, causal, and generative AI capabilities to drive differentiation through precise answers and broad-based automation. We believe this strategy will enable new growth opportunities and allow us to continue to deliver differentiated high-value outcomes to our customers.
•Grow our customer base. We intend to drive new customer growth by expanding our direct sales force focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion. In addition, we plan to leverage our global partner ecosystem to add new customers in geographies where we have direct coverage and work jointly with our partners.
•Increase penetration within existing customers. We plan to continue to increase the penetration within our existing customers by establishing new and deeper relationships within our customers’ organizations and expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace provides us the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. Once customers are on the Dynatrace platform, we have seen meaningful dollar-based net retention rate expansion due to the ease of use and power of our platform.
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
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of September 30,
	2023	2022
Total ARR (in thousands)	1,343,530	1,064,951
Dollar-based Net Retention Rate	114%	120%
Annual Recurring Revenue (“ARR”): We define ARR as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage.

Dollar-based Net Retention Rate: We define the dollar-based net retention rate as the Dynatrace ARR at the end of a reporting period for the cohort of Dynatrace accounts as of one year prior to the date of calculation, divided by the Dynatrace ARR one year prior to the date of calculation for that same cohort. Our dollar-based net retention rate reflects customer renewals, expansion, contraction and churn, and excludes the benefit of Dynatrace ARR resulting from the conversion of Classic products to the Dynatrace platform. Dollar-based net retention rate is presented on a constant currency basis.
Key Components of Results of Operations
Revenue
Revenue includes subscriptions and services.
Subscription. Our subscription revenue consists of (i) SaaS agreements, (ii) Dynatrace term-based licenses which are recognized ratably over the contract term, (iii) Dynatrace perpetual licenses that are recognized ratably over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements. We typically invoice SaaS subscription fees and term licenses annually in advance and recognize subscription revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. Fees for our Dynatrace perpetual licenses are generally billed up front. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates-Revenue Recognition” included in Part II, Item 7 of our Annual Report for more information.
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
Cost of service. Cost of service revenue includes salaries, benefits, share-based compensation and related expenses, such as employer taxes for our services organization, allocated overhead for depreciation of equipment, facilities and IT. We recognize these expenses as they are incurred.
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
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of revenue. Gross profit has been and will continue to be affected by various factors, including the mix of our subscription and service revenue, the costs associated with third-party cloud-based hosting services for our cloud-based subscriptions, and the extent to which we expand our customer support and services organizations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors.
Operating Expenses
Personnel costs, which consist of salaries, benefits, bonuses, share-based compensation and, with regard to sales and marketing expenses, sales commissions, are the most significant component of our operating expenses. We also incur other non-personnel costs, such as an allocation of our general overhead expenses, including facilities, IT, and other costs.
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
General and administrative. General and administrative expenses primarily consist of the personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel, and other corporate expenses, including those associated with our ongoing public reporting obligations. We anticipate continuing to incur additional expenses as we continue to invest in the growth of our operations, as well as incur ongoing costs primarily associated with other transactional activities and compliance associated with being a publicly traded company.
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
Other Income (Expense), Net
Other income (expense), net, consists primarily of interest income and interest expense, as well as foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries. Interest income, net of interest expense, consists primarily of interest income primarily from money market funds, bank deposits, and certificates of deposits, interest expense on our former term loan facility, fees on our revolving credit facility, loss on debt extinguishment and amortization of debt issuance costs.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the foreign derived intangibles deduction, (2) the generation of U.S. foreign tax credits, and (3) share-based compensation windfalls, partially offset by (4) foreign withholding taxes, (5) nondeductible executive compensation, and (6) foreign earnings taxed at rates higher than the U.S. statutory tax rate. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.
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
Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023		2022
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$334,497	95%	$261,306	94%
Service	17,203	5%	18,020	6%
Total revenue	351,700	100%	279,326	100%
Cost of revenue:
Cost of subscription	44,792	13%	35,764	13%
Cost of service	15,675	4%	16,052	6%
Amortization of acquired technology	3,900	1%	3,888	1%
Total cost of revenue (1)	64,367	18%	55,704	20%
Gross profit	287,333	82%	223,622	80%

Operating expenses:
Research and development (1)	74,084	21%	52,905	19%
Sales and marketing (1)	127,605	36%	105,348	38%
General and administrative (1)	44,749	13%	38,397	14%
Amortization of other intangibles	5,627	2%	6,573	2%
Restructuring and other	(1)		—
Total operating expenses	252,064		203,223
Income from operations	35,269		20,399
Other income (expense), net	5,434		(1,727)
Income before income taxes	40,703		18,672
Income tax expense	(4,894)		(8,146)
Net income	$35,809		$10,526
(1)  Includes share-based compensation expense as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Cost of revenue	$7,197	$5,235
Research and development	18,177	10,997
Sales and marketing	18,877	13,938
General and administrative	13,707	10,484
Total share-based compensation	$57,958	$40,654

Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Subscription	$334,497	$261,306	$73,191	28%
Service	17,203	18,020	(817)	(5%)
Total revenue	$351,700	$279,326	$72,374	26%
Subscription
Subscription revenue increased by $73.2 million, or 28%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to the growth of the Dynatrace platform by adding new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue decreased by $0.8 million, or 5%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. We generally recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$44,792	$35,764	$9,028	25%
Cost of service	15,675	16,052	(377)	(2%)
Amortization of acquired technology	3,900	3,888	12	—%
Total cost of revenue	$64,367	$55,704	$8,663	16%
Cost of subscription
Cost of subscription increased by $9.0 million, or 25%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to higher personnel costs of $3.7 million to support the growth of our subscription cloud-based offering and higher share-based compensation of $1.8 million. Also contributing to the increase were increased overhead costs of $1.8 million and higher cloud-based hosting costs and subscriptions of $1.6 million.
Cost of service
Cost of service decreased by $0.4 million, or 2%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily the result of decreased outside services of $0.4 million.
Amortization of acquired technology
For the three months ended September 30, 2023 and 2022, amortization of acquired technology was primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of our company in 2014.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$289,705	$225,542	$64,163	28%
Service	1,528	1,968	(440)	(22%)
Amortization of acquired technology	(3,900)	(3,888)	(12)	—%
Total gross profit	$287,333	$223,622	$63,711	28%
Gross margin:
Subscription	87%	86%
Service	9%	11%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	80%
Subscription
Subscription gross profit increased by $64.2 million, or 28%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in gross profit and gross margin was primarily due to the subscription revenue growth.
Service
Service gross profit decreased by $0.4 million, or 22%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Service gross margin was 9% for the three months ended September 30, 2023 compared to 11% for the three months ended September 30, 2022. The decrease in gross profit and gross margin was primarily due to timing of deliverable backlog.
Operating Expenses

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$74,084	$52,905	$21,179	40%
Sales and marketing	127,605	105,348	22,257	21%
General and administrative	44,749	38,397	6,352	17%
Amortization of other intangibles	5,627	6,573	(946)	(14%)
Restructuring and other	(1)	—	(1)	100%
Total operating expenses	$252,064	$203,223	$48,841	24%
Research and development
Research and development expenses increased by $21.2 million, or 40%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was due to increased personnel and other costs of $11.1 million to expand our product offerings and higher share-based compensation of $7.2 million. Also contributing were higher overhead costs of $4.0 million.

Sales and marketing
Sales and marketing expenses increased by $22.3 million, or 21%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by an increase in personnel costs of $10.0 million and higher share-based compensation of $4.9 million. Further contributing to the increase were higher commissions of $3.0 million, increased advertising expenses of $2.8 million, and higher overhead costs of $2.0 million.
General and administrative
General and administrative expenses increased $6.4 million, or 17%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increase in personnel costs of $3.9 million and share-based compensation costs of $3.2 million. Further contributing to this increase were higher professional fees of $2.9 million and higher IT and facility expenses of $1.8 million, primarily related to new offices and expansions. Partially offsetting this increase were overhead costs of $7.5 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $0.9 million, or 14%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Income (Expense), Net
Other income, net, of $5.4 million for the three months ended September 30, 2023 represented a $7.2 million, or 415% increase compared to an expense of $1.7 million for the three months ended September 30, 2022. The increase was primarily the result of higher interest income on cash and cash equivalents and lower interest expense due to the reduction in debt.
Income Tax Expense
Income tax expense of $4.9 million for the three months ended September 30, 2023 represented a $3.3 million decrease as compared to an expense of $8.1 million for the three months ended September 30, 2022. This decrease was primarily due to an increase in share-based compensation windfall benefits as well as additional tax benefits, primarily related to the deferred tax asset resulting from capitalized research and development expenses under Section 174 of the IRC, recognized in the current year due to the reversal of the U.S. valuation allowance as of March 31, 2023.

Comparison of the Six Months Ended September 30, 2023 and 2022

	Six Months Ended September 30,
	2023		2022
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$650,951	95%	$510,864	93%
Service	33,635	5%	35,735	7%
Total revenue	684,586	100%	546,599	100%
Cost of revenue:
Cost of subscription	87,696	13%	68,502	13%
Cost of service	31,217	5%	31,220	6%
Amortization of acquired technology	7,798	1%	7,780	1%
Total cost of revenue (1)	126,711	19%	107,502	20%
Gross profit	557,875	81%	439,097	80%

Operating expenses:
Research and development (1)	140,366	21%	102,316	19%
Sales and marketing (1)	252,722	37%	211,021	39%
General and administrative (1)	83,843	12%	73,131	13%
Amortization of other intangibles	11,387	2%	13,146	2%
Restructuring and other	—		(10)
Total operating expenses	488,318		399,604
Income from operations	69,557		39,493
Other income (expense), net	12,832		(6,152)
Income before income taxes	82,389		33,341
Income tax expense	(8,392)		(20,701)
Net income	$73,997		$12,640
(1)  Includes share-based compensation expense as follows:

	Six Months Ended September 30,
	2023	2022
	(in thousands)
Cost of revenue	$12,685	$9,125
Research and development	31,441	18,282
Sales and marketing	32,876	24,014
General and administrative	21,474	17,928
Total share-based compensation	$98,476	$69,349
Revenue

	Six Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$650,951	$510,864	$140,087	27%
Services	33,635	35,735	(2,100)	(6%)
Total revenue	$684,586	$546,599	$137,987	25%

Subscription
Subscription revenue increased by $140.1 million, or 27%, for the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, primarily due to the growing adoption of the Dynatrace platform by new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue decreased by $2.1 million, or 6%, for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. We generally recognize the revenues associated with professional services as we deliver the services.
Cost of Revenue

	Six Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$87,696	$68,502	$19,194	28%
Cost of service	31,217	31,220	(3)	—%
Amortization of acquired technology	7,798	7,780	18	—%
Total cost of revenue	$126,711	$107,502	$19,209	18%
Cost of subscription
Cost of subscription increased $19.2 million, or 28%, for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The increase was primarily due to higher personnel costs of $8.8 million to support the growth of our subscription cloud-based offering and higher share-based compensation of $3.4 million. Also contributing to the increase were increased cloud-based hosting costs and subscriptions of $3.8 million and increased overhead costs of $3.4 million to support the growth of the business and related infrastructure.
Cost of service
Cost of service decreased slightly during the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, primarily due to lower overhead costs of $0.7 million and decreased outside services of $0.4 million. Partially offsetting this decrease were increased professional fees of $1.1 million.
Amortization of acquired technologies
For the six months ended September 30, 2023 and 2022, amortization of acquired technologies was primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of the company in 2014.
Gross Profit and Gross Margin

	Six Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscriptions	$563,255	$442,362	$120,893	27%
Services	2,418	4,515	(2,097)	(46%)
Amortization of acquired technology	(7,798)	(7,780)	(18)	—%
Total gross profit	$557,875	$439,097	$118,778	27%
Gross margin:
Subscriptions	87%	87%
Services	7%	13%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	80%

Subscriptions
Subscriptions gross profit increased by $120.9 million, or 27%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022 and subscription gross margin remained consistent at 87%. The increase in gross profit was primarily due to the subscription revenue growth.
Services
Services gross profit decreased by $2.1 million, or 46%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. Services gross margin decreased from 13% to 7% during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. The decrease in gross profit and gross margin was primarily due to higher share-based compensation costs.
Operating Expenses

	Six Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$140,366	$102,316	$38,050	37%
Sales and marketing	252,722	211,021	41,701	20%
General and administrative	83,843	73,131	10,712	15%
Amortization of other intangibles	11,387	13,146	(1,759)	(13%)
Restructuring and other	—	(10)	10	(100%)
Total operating expenses	$488,318	$399,604	$88,714	22%
Research and development
Research and development expenses increased $38.1 million, or 37%, for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The increase was primarily attributable to increased personnel and other costs of $22.7 million to expand our product offerings and higher share-based compensation of $13.2 million. The increase was also attributable to higher overhead costs of $7.1 million to support the growth of the business and related infrastructure. Slightly offsetting this were other miscellaneous and employee-related expenses of $4.1 million.
Sales and marketing
Sales and marketing expenses increased $41.7 million, or 20%, for the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, primarily driven by an increase of $22.1 million in personnel costs and higher share-based compensation of $8.9 million. Further contributing to the increase were increased commissions of $6.6 million and increased advertising costs of $4.8 million.
General and administrative
General and administrative expenses increased $10.7 million, or 15%, for the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, primarily due to an increase in personnel costs of $9.0 million and higher share-based compensation of $3.5 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.8 million, or 13%, for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The decline was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Other Income (Expense), Net
Other income was $12.8 million for the six months ended September 30, 2023 as compared to an expense of $6.2 million for the six months ended September 30, 2022. The increase was primarily the result of higher interest income on cash and cash equivalents and lower interest expense due to the reduction in debt.

Income Tax Expense
Income tax expense of $8.4 million for the six months ended September 30, 2023 represented a $12.3 million decrease as compared to an expense of $20.7 million for the six months ended September 30, 2022. This decrease was primarily driven by an increase in share-based compensation tax windfall benefits and effects of the new requirement under Section 174 of the IRC to capitalize and amortize research and development expenses in the U.S., generating current tax expense with no offsetting deferred tax benefit due to our valuation allowance position.
Liquidity and Capital Resources
As of September 30, 2023, we had $701.5 million of cash and cash equivalents and $387.9 million available under our revolving credit facility.
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
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations for cloud hosting support. As of September 30, 2023, total contractual commitments were $317.8 million, with $42.8 million committed within the next twelve months.
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
Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (the “Credit Facility”). As of September 30, 2023, we had $387.9 million available under the Credit Facility with $12.1 million of letters of credit outstanding. As of September 30, 2023, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 7, Long-term Debt, of the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Six Months Ended September 30,
	2023	2022
	(in thousands)
Cash provided by operating activities (1)	$170,780	$172,496
Cash used in investing activities	(45,408)	(11,237)
Cash provided by (used in) financing activities	26,203	(47,056)
Effect of exchange rate changes on cash and cash equivalents	(5,399)	(13,740)
Net increase in cash and cash equivalents	$146,176	$100,463

(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Six Months Ended September 30,
	2023	2022
	(in thousands)
Cash paid for interest	$420	$4,743
Cash paid for (received from) tax, net	$41,804	$(23,567)
Operating Activities
For the six months ended September 30, 2023, cash provided by operating activities was $170.8 million as a result of net income of $74.0 million, and adjusted by non-cash charges of $93.4 million and a change of $3.4 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $98.5 million and depreciation and amortization of $27.1 million, partially offset by deferred income taxes of $35.2 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $177.7 million due to the timing of receipts of payments from customers and a decrease in deferred commissions of $9.0 million due to commissions paid on new bookings. Partially offsetting this was a decrease in deferred revenue of $128.5 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, a decrease in accounts payable and accrued expenses of $33.2 million driven by timing of payments, and an increase in prepaid expenses and other assets of $22.9 million driven by the timing of payments in advance of future services.
For the six months ended September 30, 2022, cash provided by operating activities was $172.5 million as a result of net income of $12.6 million, and adjusted by non-cash charges of $100.6 million and a change of $59.2 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $69.3 million and depreciation and amortization of $26.8 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $153.5 million due to the timing of receipts of payments from customers and a decrease in prepaid expenses and other assets of $25.1 million driven by the receipt of an income tax refund and timing of payments in advance of future services. Partially offsetting this was a decrease in deferred revenue of $101.4 million due to seasonality in our sales cycle which is higher in the third and fourth quarters of our fiscal year, and a decrease in accounts payable and accrued expenses of $14.4 million driven by timing of payments.
Investing Activities
Cash used in investing activities during the six months ended September 30, 2023 was $45.4 million as a result of the Rookout acquisition of $32.4 million and purchases of property and equipment of $13.0 million. For additional information about the Rookout acquisition, please see Note 4, Acquisitions, of the condensed consolidated financial statements in this Quarterly Report.
Cash used in investing activities during the six months ended September 30, 2022 was $11.2 million as a result of purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the six months ended September 30, 2023 was $26.2 million as a result of proceeds from the exercise of our stock options of $16.6 million and proceeds from our employee stock purchase plan of $9.6 million.
Cash used in financing activities during the six months ended September 30, 2022 was $47.1 million as a result of repayments of our term loan of $60.0 million, partially offset by proceeds from our employee stock purchase plan of $8.6 million and proceeds from the exercise of our stock options of $4.3 million.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2023 as compared to the critical accounting policies and estimates disclosed in our Annual Report. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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
Transaction exposure
We transact business in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates on transactions denominated in currencies other than the functional currencies of our subsidiaries. These gains or losses are recorded within “Other expense, net” in our condensed consolidated statements of operations.
Interest Rate Risk
We had cash and cash equivalents of $701.5 million and $555.3 million as of September 30, 2023 and March 31, 2023, respectively, consisting primarily of money market funds, bank deposits, and certificates of deposits. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
As of September 30, 2023, we also had the Credit Facility in place, with availability of $387.9 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Dollar Offered Rate, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Agreement. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of September 30, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 25% in the year ended March 31, 2023 compared to the prior year. Our revenue for the six months ended September 30, 2023 also grew 25% compared to the prior-year period. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
•our ability to attract new customers and retain and increase sales to existing customers;
•our ability to continue to expand customer adoption and usage of our Dynatrace platform;
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
•the emergence of significant privacy, data protection, systems and application security or other threats, regulations, or requirements applicable to the use of enterprise systems or cloud-based systems that we are not prepared to meet or that require additional investment by us;
•changes in the demand and growth rate of the market for observability, application security, and analytics solutions;
•our ability to anticipate or respond to changes in the competitive landscape, or improvements in the functionality of competing solutions that reduce or eliminate one or more of our competitive advantages;
•our ability to timely develop, introduce, and gain market acceptance for new solutions and product enhancements;
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

The utilization of solutions that we offer on the Dynatrace platform is relatively new. We believe our future success will depend in large part on the growth, if any, in the demand for observability and security solutions that utilize analytics and automation at their core, particularly the demand for enterprise-wide solutions and our ability to provide solutions that meet such ever-evolving needs. We currently target the markets for observability, APM, application security, infrastructure monitoring, log management and analytics, DEM, digital business analytics, and automation. It is difficult to predict customer demand, adoption, churn, and renewal rates for our new and existing solutions, the rate at which existing customers expand their usage of our solutions, and the size and growth rate of the market for our solutions. Expansion in our addressable market depends on a number of factors, including the continued and growing reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased use of microservices and containers, as well as the continued proliferation of mobile applications, large data sets, cloud computing, and the Internet of Things. If our solutions do not achieve widespread adoption, we are not able to develop new solutions that meet customer needs, or there is a reduction in demand for observability and security solutions generally, it could result in reduced customer purchases, reduced renewal rates, and decreased revenue, any of which will adversely affect our business, operating results and financial condition.
Our business is dependent on overall demand for observability and security solutions and therefore reduced spending on those solutions or overall adverse economic conditions may negatively affect our business, operating results, and financial condition.
Our business depends on the overall demand for observability and security solutions, particularly demand from mid- to large-sized accounts worldwide, and the purchase of our solutions by such organizations is often discretionary. In the last several months, we have observed continued economic uncertainty in the United States and abroad and lengthening sales cycles. In an economic downturn or during periods of economic or political instability, we believe that our customers or prospects may reduce their operating or IT budgets, which could cause them to defer or forego purchases of observability and security solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts or renewals. To the extent purchases of observability and security solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak or turbulent global economic conditions or a reduction in observability and security spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals, and lower revenue. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business and financial results.

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

In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. For example, we have made significant investments in our new application security offering and in developing our GrailTM core technology, AutomationEngine, and AppEngine. In July 2023, we announced that we are expanding our Davis® artificial intelligence (“AI”) engine to create the observability and security industry’s first hypermodal AI, converging fact-based, predictive, and causal AI insights with new generative AI capabilities. Our new solutions and solution enhancements could fail to attain sufficient market acceptance for many reasons, including:

•delays in developing and releasing new solutions or enhancements to the market;
•delays or failures to provide updates to customers to maintain compatibility between Dynatrace and the various applications and platforms being used in the customers’ applications and multicloud environments;
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
To the extent that we are not able to continue to execute on our business model to timely and effectively develop or acquire and market applications to address these challenges and attain market acceptance, our business, operating results, and financial condition will be adversely affected.
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

Ensuring that our solutions are up-to-date and compatible with the technology and multicloud platforms utilized by our customers is critical to our success. We have formed alliances with many technology and cloud platform providers to provide updates to our solutions to maintain compatibility. We work with technology and cloud platform providers to understand and align updates to their product roadmaps and engage in early access and other programs to ensure compatibility of our solutions with the technology vendor’s generally available release. If our relations with our technology partners degrades or ceases, we may be unable to deliver these updates, or if our customers fail to install the most recent updates and versions of our solutions that we offer, then our customers’ ability to benefit from our solution may decrease significantly and, in some instances, may require the customer to de-install our solution due to the incompatibility of our solution with the customer’s applications.

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
•effectively identify, attract, onboard, train, develop, motivate, and retain new sales, marketing, professional services, and support personnel in the markets we pursue;
•develop or expand relationships with technology partners, systems integrators, resellers, online marketplaces, and other partners, including strategic alliances and cloud-focused partnerships with GSIs, including Deloitte and DXC, and hyperscalers such as AWS, GCP, Azure, IBM Red Hat, and others, some of which may also compete with us;
•expand into new geographies and markets, including the business intelligence and data analytics market;
•deploy our platform and solutions for new customers; and
•provide quality customer support and professional services.
Our customers have no obligation to renew their agreements, and our customers may decide not to renew these agreements with a similar contract period, at the same prices and terms or with the same or a greater number of licenses. Although our customer retention rate has historically been strong, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention, churn and expansion rates. Our customer retention and expansion rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our solutions platform, our customer support and professional services, our prices and pricing plans, the competitiveness of other software products and services, reductions in our customers’ spending levels, customer concerns about macroeconomic trends, user adoption of our solutions, deployment success, utilization rates by our customers, new product releases, and changes to our product offerings. If our customers do not renew their agreements, or renew on less favorable terms, our business, financial condition, and operating results may be adversely affected.

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

We compete either directly or indirectly with APM vendors, infrastructure monitoring vendors, log management vendors, DEM vendors, security vendors, open source and commercial open source vendors, point solutions from public cloud providers, and IT operations management, AIOps and business intelligence providers with offerings that cover some portion of the capabilities that we provide. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software APM, data analytics, compliance, or network visibility vendors, it could adversely affect our ability to compete. We may also face competition from companies entering our market, which has a relatively low barrier to entry in some segments, including large technology companies that could expand their platforms or acquire one of our competitors. For example, in September 2023, Cisco announced that it signed a definitive agreement to acquire Splunk.
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
•the ability to integrate or bundle competitive offerings with other products, offerings, and services;
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
As the market for our solutions matures, or as new or existing competitors introduce new products, offerings or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our current pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model or reduce our prices, which could harm our revenue, gross margin, and operating results. Pricing decisions may also impact the mix of adoption among our licensing and subscription models, and negatively impact our overall revenue. Moreover, large global accounts, which we expect will account for a large portion of our business in the future, may demand substantial price concessions. If we are, for any reason, required to reduce our prices, our revenue, gross margin, profitability, financial position, and cash flow may be adversely affected.
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
In addition to our sales force, we rely on partners, including our strategic partners, to increase our sales and distribution of our software and services. We also have independent software vendor partners whose integrations may increase the breadth of the ecosystem in which our solutions can operate, and the size of the market that our solutions can address. We also have partnerships with GSIs, including Deloitte and DXC, and hyperscalers such as AWS, GCP, Azure, IBM Red Hat, and others, on which many of our customers depend, and through which our customers may be able to procure and deploy our solutions. We are dependent on these partner relationships to contribute to enabling our sales growth. We expect that our future growth will be increasingly dependent on the success of our partners and our partner relationships, and if those partnerships do not provide such benefits, our ability to grow our business will be harmed. If we are unable to scale our partner relationships effectively, or if our partners are unable to serve our customers effectively, we may need to expand our services organization, which could adversely affect our results of operations.
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
We believe the Dynatrace brand is integral to our future success and if we fail to cost-effectively maintain and enhance our brand, our business and competitive position may be harmed.
We believe that maintaining and enhancing the Dynatrace brand and increasing market awareness of our company and our solutions are critical to achieving broad market acceptance of our existing and future solutions and are important elements in attracting and retaining customers, partners, and employees, particularly as we continue to expand internationally and introduce new capabilities and enhancements. In addition, independent industry analysts, such as Gartner and Forrester, often provide reviews of our solutions, as well as those of our competitors, and perception of our solutions in the marketplace may be significantly influenced by these reviews. We have no control over what these or other industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our solutions or view us as a market leader.

The successful promotion of the Dynatrace brand and the market’s awareness of our solutions and platform will depend largely upon our ability to continue to offer enterprise-grade observability and security solutions, our ability to be thought leaders in application intelligence, our marketing efforts, and our ability to successfully differentiate our solutions from those of our competitors. We have invested, and expect to continue to invest, substantial resources to promote and maintain our brand and generate sales leads, both in the United States and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. If our efforts to promote and maintain our brand are not cost effective or successful, our operating results and our ability to attract and retain customers, partners, and employees may be adversely affected. In addition, even if our brand recognition and customer loyalty increase, this may not result in increased sales of our solutions or higher revenue.
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In the last two years, we hired a new Chief Executive Officer, Chief Financial Officer, General Counsel, Chief People Officer, Chief Revenue Officer, and Chief Accounting Officer, among other leadership changes.

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
In December 2022, we entered into a senior secured revolving credit facility in the aggregate amount of $400.0 million. As of September 30, 2023, we had $387.9 million available under the credit facility with $12.1 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates and fee margins, which vary based on prescribed formulas. The credit facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our credit facility remains outstanding.

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

We currently host our Dynatrace solutions on cloud infrastructure hyperscaler providers, such as AWS, Azure and GCP. Our Dynatrace solutions reside on hardware operated by these providers. Our operations depend on protecting the virtual cloud infrastructure hosted by a hyperscaler by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party Internet service providers transmit. Although we have disaster recovery plans, including the use of multiple hyperscaler locations, any incident affecting a hyperscaler’s infrastructure that may be caused by fire, flood, severe storm, earthquake, or other natural disasters, actual or threatened public health emergencies, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform and our ability to deliver our solutions to our customers. A prolonged hyperscaler service disruption affecting our SaaS platform for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the hyperscaler services we use.

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
The process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our issued patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Moreover, policing unauthorized use of our technologies, solutions and intellectual property is difficult, expensive, and time consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies, or intellectual property rights.
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
As part of our strategy to broaden our target markets and accelerate adoption of our offerings, we contribute software program code to certain open source projects managed by organizations such as Microsoft, Google, and Cloud Native Computing Foundation. We also undertake our own open source initiatives to promote “open innovation” and “enterprise openness,” meaning that we make technologies available under open source licenses with the goal of exchanging insights and experience with other experts in the community, broadening the adoption of our platform by our customers, and providing our partners with the ability to leverage their own technologies through the Dynatrace platform. In some cases, we accept contributions of code from the community, our customers, and partners.

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

•In the United States, state legislatures continue to propose and pass comprehensive privacy legislation, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act in November 2020, effective on January 1, 2023, gives California residents rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. It is not yet fully clear how the CCPA will be interpreted. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses to comply and increase our potential exposure to regulatory enforcement and/or litigation. Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, and in some states, efforts to pass comprehensive privacy laws have been successful. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
•Outside of the United States, virtually every jurisdiction in which we operate has established its own privacy, data protection and/or data security legal framework with which we or our customers must comply, including, but not limited to, the European Union (“EU”).
◦In the EU, data protection laws are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the GDPR, which imposes robust obligations upon covered companies, including heightened notice and consent requirements, greater rights of data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines for non-compliance. Serious breaches of the GDPR (and similar data protection regulations in the United Kingdom) may result in monetary penalties of up to 4% of worldwide annual revenue and fines up to 2% of annual worldwide revenue can be imposed for other violations. In addition to the GDPR, other European legislative proposals and current laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing, with an increased focus on online behavioral advertising. The EU also is considering the Regulation on

Privacy and Electronic Communications (“ePrivacy Regulation”) which would replace an existing ePrivacy Directive. The ePrivacy Regulation is focused on privacy regarding electronic communications services and data processed by electronic communications services. The ePrivacy Regulation may require us to further modify some of our data practices and compliance could result in additional costs for our company. In addition, the EU Digital Services Act (“DSA”) and Digital Markets Act (“DMA”) add further complexity and increased consumer protection and technology regulation.
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
•Current or future laws, regulations, and ethical considerations related to the use of AI technology and machine learning may impact our ability to provide insights from data and use certain data to develop our offerings. Increased focus on online tracking of behavioral advertising may also result in increased regulation on our operations. These factors may also impose burdensome and costly requirements on our ability to utilize data in innovative ways. For example, the EU has proposed a new, comprehensive AI Act and in the United States, a host of new AI-related rulemaking is being proposed at both the state and city level.
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
In 2019, as part of a corporate reorganization, Compuware and SIGOS were spun out of our corporate structure. Neither spin-off qualified as a tax-free spin-off under Section 355 or other provisions of the IRC. Corporate-level U.S. federal, state, and local taxes were paid by us in connection with the Compuware spin-off and in connection therewith, Compuware distributed to us $265.0 million pursuant to a structuring agreement. These taxes were generally based upon the gain computed as the difference between the fair market value of the Compuware assets distributed and the adjusted tax basis in such assets. The actual amount of our tax liability relating to the Compuware spin-off included on the filed tax returns was $231.8 million. We did not have sufficient losses available to fully offset the gain we realized as a result of the Compuware spin-off. We do not believe we incurred any material tax liabilities in connection with the SIGOS spin-off because the estimated fair market value of the SIGOS assets was materially similar to the adjusted tax basis in such assets.

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
Revenue from customers located outside of the United States represented 44% and 43% for the six months ended September 30, 2023 and 2022, respectively. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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
•difficulties in penetrating new markets due to existing competition or local lack of recognition of the Dynatrace brand;
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
•social, economic, and political instability, epidemics and pandemics, terrorist attacks, wars, geopolitical conflicts, disputes, and security concerns in general; and
•potentially adverse tax consequences.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical disruption, may result in extreme volatility in credit, equity, and foreign currency markets. These conditions, including changes in inflationary pressures, rising interest rates, lower consumer confidence or uneven or lower spending, volatile capital markets, financial and credit market fluctuations, political turmoil, natural catastrophes, epidemics, warfare (including the ongoing conflicts in Ukraine and in Israel and surrounding areas), and terrorist attacks on the United States or elsewhere, may also adversely affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles, which would adversely affect our overall pipeline as well as our revenue growth expectations. For example, we have seen lengthening sales cycles, which may affect our future revenues and results of operations. In addition, increased economic uncertainty in the United States and abroad could lead to periods of economic slowdown or recession, continued inflation and higher interest rates, and the occurrence of such events, or public perception that any of these events may occur, could result in a general decrease in spending on technology or other business interruptions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within the technology industry. If macroeconomic or geopolitical conditions deteriorate or if the pace of recovery slows or is uneven, our overall results of operations could be adversely affected.

We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in the European credit, equity, and foreign currency markets or geopolitical disruptions (including the ongoing conflicts in Ukraine and in Israel and surrounding areas) could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe (where a significant amount of our R&D operations are concentrated) and other regions throughout the world. If tensions between the United States, members of NATO and other countries continue to escalate and create global security concerns, it may result in an increased adverse impact on regional and global economies and increase the likelihood of cyber-attacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

In March 2022, we announced that we suspended all business in Russia and Belarus. Although we do not have material operations in Ukraine, Russia, or Belarus, geopolitical instability in the region, new sanctions, and enhanced export controls has and may continue to impact our ability to sell or export our platform in Ukraine, Russia, Belarus and surrounding countries. Similarly, our operations in Israel and the surrounding areas are not material to our business results, though geopolitical instability in the region may impact our ability to sell or export our platform there. While we do not believe the overall impact to be material to our business results, if these conflicts and the scope of sanctions expand further or persist for an extended period of time, our business could be harmed.
Because we recognize revenue from our SaaS subscriptions and term licenses over the subscription or license term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the quarter ended September 30, 2023, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
Our revenue recognition policy and other factors may distort our financial results in any given period and make them difficult to predict.
Under accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our subscription revenue consists of (i) SaaS agreements, (ii) term-based licenses for the Dynatrace platform which are recognized ratably over the contract term, (iii) Dynatrace perpetual license revenue that is recognized ratably or over the term of the expected optional maintenance renewals, which is generally three years, and (iv) maintenance and support agreements. A significant increase or decline in our subscription contracts in any one quarter may not be fully reflected in the results for that quarter, but will affect our revenue in future quarters.

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
Our growth depends upon our ability to enhance our existing offerings and our ability to introduce new offerings on a timely basis. We intend to continue to address the need to develop new offerings and enhance existing offerings both through internal R&D, and also through the acquisition of other companies, product lines, technologies, and personnel. For example, in August 2023, we acquired Rookout, a provider of enterprise-ready and privacy-aware solutions that enable developers to quickly troubleshoot and debug actively running code in Kubernetes-hosted cloud-native applications. We expect to continue to consider and evaluate a wide array of potential acquisitions as part of our overall business strategy, including, but not limited to, acquisitions of certain businesses, technologies, services, products, and other assets and revenue streams. At any given time, we may be engaged in discussions or negotiations with respect to one or more acquisitions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable acquisition opportunities, and we may not be able to complete such acquisitions on favorable terms. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors, and could be disruptive to our operations.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through October 31, 2023. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Our largest shareholder, the Thoma Bravo Funds, sold approximately 14.8 million shares of our common stock and approximately 17.9 million shares of our common stock in February 2023 and June 2023, respectively. As of October 31, 2023, the Thoma Bravo Funds beneficially owned approximately 17.6% of our common stock. Under applicable federal securities laws, the Thoma Bravo Funds may sell additional shares in the public market without our advance knowledge or participation. If Thoma Bravo were to dispose of a substantial portion of our shares in the public market, whether in a single transaction or a series of transactions, it could reduce the trading price of our common stock. In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.

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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owned in the aggregate 17.6% of our issued and outstanding shares of common stock as of October 31, 2023. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; (4) any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim governed by the internal affairs doctrine (collectively, the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act, except as described below. The trading arrangements described below are both intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On August 16, 2023, Jim Benson, Senior Vice President, Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of 62,993 shares of the Company’s common stock issuable to him upon vesting of time-based restricted stock units (“RSUs”) during the applicable period. Proceeds from sales under the trading arrangement will be used to cover taxes, including applicable withholding taxes at the time of vesting in accordance with the Company’s mandatory sell to cover policy. The duration of the trading arrangement is from December 18, 2023 through September 30, 2024 (or earlier, if all transactions under the trading arrangement are completed).
On September 12, 2023, Dan Zugelder, Senior Vice President, Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of the net amount of shares of the Company’s common stock issuable to him after the vesting of 32,771 RSUs on December 5, 2023. The duration of the trading arrangement is from December 15, 2023 through February 29, 2024 (or earlier, if all transactions under the trading arrangement are completed).

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

10.1*
English translation of Amendment Agreement dated as of August 2, 2023 to the Supplementary Agreement dated as of March 29, 2023 to the Lease Agreement dated as of March 28, 2017 by and between Neunteufel GmbH and Dynatrace Austria GmbH

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

DYNATRACE, INC.

Date:	November 2, 2023	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ James Benson
James Benson
Senior Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)