Form 10-Q
period 2023-12-31
Dynatrace, Inc.
filed 2024-02-08
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

The Registrant had 295,999,246 shares of common stock outstanding as of February 6, 2024.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2023	March 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$782,649	$555,348
Accounts receivable, net	361,653	442,518
Deferred commissions, current	90,059	83,029
Prepaid expenses and other current assets	52,301	37,289
Total current assets	1,286,662	1,118,184
Property and equipment, net	49,408	53,576
Operating lease right-of-use assets, net	65,895	68,074
Goodwill	1,312,691	1,281,812
Other intangible assets, net	54,118	63,599
Deferred tax assets, net	129,119	79,822
Deferred commissions, non-current	79,724	86,232
Other assets	21,596	14,048
Total assets	$2,999,213	$2,765,347

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$13,230	$21,953
Accrued expenses, current	171,929	188,380
Deferred revenue, current	757,141	811,058
Operating lease liabilities, current	16,288	15,652
Total current liabilities	958,588	1,037,043
Deferred revenue, non-current	38,508	34,423
Accrued expenses, non-current	29,918	29,212
Operating lease liabilities, non-current	58,002	59,520
Deferred tax liabilities	321	280
Total liabilities	1,085,337	1,160,478
Commitments and contingencies (Note 9)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 295,777,477 and 290,411,108 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	296	290
Additional paid-in capital	2,186,766	1,989,797
Accumulated deficit	(236,701)	(353,389)
Accumulated other comprehensive loss	(36,485)	(31,829)
Total shareholders' equity	1,913,876	1,604,869
Total liabilities and shareholders' equity	$2,999,213	$2,765,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue:
Subscription	$348,294	$279,152	$999,245	$790,016
Service	16,802	18,304	50,437	54,039
Total revenue	365,096	297,456	1,049,682	844,055
Cost of revenue:
Cost of subscription	46,888	36,891	134,584	105,393
Cost of service	16,744	15,044	47,961	46,264
Amortization of acquired technology	4,237	3,889	12,035	11,669
Total cost of revenue	67,869	55,824	194,580	163,326
Gross profit	297,227	241,632	855,102	680,729

Operating expenses:
Research and development	80,102	54,531	220,468	156,847
Sales and marketing	132,723	112,292	385,445	323,313
General and administrative	43,232	34,354	127,075	107,485
Amortization of other intangibles	5,451	6,573	16,838	19,719
Restructuring and other	(1)	(5)	(1)	(15)
Total operating expenses	261,507	207,745	749,825	607,349
Income from operations	35,720	33,887	105,277	73,380
Interest income (expense), net	10,605	(4,787)	26,260	(7,475)
Other (expense) income, net	(3,901)	1,617	(6,724)	(1,847)
Income before income taxes	42,424	30,717	124,813	64,058
Income tax benefit (expense)	267	(15,691)	(8,125)	(36,392)
Net income	$42,691	$15,026	$116,688	$27,666
Net income per share:
Basic	$0.14	$0.05	$0.40	$0.10
Diluted	$0.14	$0.05	$0.39	$0.10
Weighted average shares outstanding:
Basic	294,869	287,957	293,295	287,120
Diluted	299,246	291,228	298,335	290,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income	$42,691	$15,026	$116,688	$27,666
Other comprehensive loss
Foreign currency translation adjustment	(2,765)	(5,133)	(4,656)	(2,835)
Total other comprehensive loss	(2,765)	(5,133)	(4,656)	(2,835)
Comprehensive income	$39,926	$9,893	$112,032	$24,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended December 31, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, September 30, 2023	294,294	$294	$2,114,472	$(279,392)	$(33,720)	$1,801,654
Foreign currency translation					(2,765)	(2,765)
Restricted stock units vested	864	1	(1)			—
Issuance of common stock related to employee stock purchase plan	221	1	9,887			9,888
Exercise of stock options	398	—	7,586			7,586
Share-based compensation			54,822			54,822
Net income				42,691		42,691
Balance, December 31, 2023	295,777	$296	$2,186,766	$(236,701)	$(36,485)	$1,913,876

	Three Months Ended December 31, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, September 30, 2022	287,813	$288	$1,874,488	$(448,708)	$(24,391)	$1,401,677
Foreign currency translation					(5,133)	(5,133)
Restricted stock units vested	463	—	—			—
Restricted stock awards forfeited	(1)	—				—
Issuance of common stock related to the employee stock purchase plan	287	—	9,179			9,179
Exercise of stock options	399	1	10,769			10,770
Share-based compensation			35,504			35,504
Net income				15,026		15,026
Balance, December 31, 2022	288,961	$289	$1,929,940	$(433,682)	$(29,524)	$1,467,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Nine Months Ended December 31, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2023	290,411	$290	$1,989,797	$(353,389)	$(31,829)	$1,604,869
Foreign currency translation					(4,656)	(4,656)
Restricted stock units vested	3,644	4	(4)			—
Issuance of common stock related to employee stock purchase plan	534	1	19,471			19,472
Exercise of stock options	1,188	1	24,204			24,205
Share-based compensation			153,298			153,298
Net income				116,688		116,688
Balance, December 31, 2023	295,777	$296	$2,186,766	$(236,701)	$(36,485)	$1,913,876

	Nine Months Ended December 31, 2022
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2022	286,053	$286	$1,792,197	$(461,348)	$(26,689)	$1,304,446
Foreign currency translation					(2,835)	(2,835)
Restricted stock units vested	1,727	2	(2)			—
Restricted stock awards forfeited	(15)	—				—
Issuance of common stock related to employee stock purchase plan	553	—	17,806			17,806
Exercise of stock options	643	1	15,101			15,102
Share-based compensation			104,853			104,853
Equity repurchases			(15)			(15)
Net income				27,666		27,666
Balance, December 31, 2022	288,961	$289	$1,929,940	$(433,682)	$(29,524)	$1,467,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$116,688	$27,666
Adjustments to reconcile net income to cash provided by operations:
Depreciation	11,781	9,012
Amortization	29,067	31,566
Share-based compensation	153,298	104,853
Deferred income taxes	(49,579)	2,057
Loss on extinguishment of debt	—	5,925
Other	7,016	3,114
Net change in operating assets and liabilities:
Accounts receivable	83,444	40,314
Deferred commissions	874	(17,198)
Prepaid expenses and other assets	(27,437)	29,616
Accounts payable and accrued expenses	(24,022)	19,365
Operating leases, net	1,253	(36)
Deferred revenue	(55,946)	(21,796)
Net cash provided by operating activities	246,437	234,458

Cash flows from investing activities:
Purchase of property and equipment	(16,662)	(15,625)
Capitalized software additions	(4,655)	—
Acquisition of a business, net of cash acquired	(32,297)	—
Net cash used in investing activities	(53,614)	(15,625)

Cash flows from financing activities:
Repayment of term loans	—	(281,125)
Debt issuance costs	—	(1,949)
Proceeds from employee stock purchase plan	19,472	17,806
Proceeds from exercise of stock options	24,205	15,102
Equity repurchases	—	(15)
Net cash provided by (used in) financing activities	43,677	(250,181)

Effect of exchange rates on cash and cash equivalents	(9,199)	(9,168)

Net increase (decrease) in cash and cash equivalents	227,301	(40,516)

Cash and cash equivalents, beginning of period	555,348	462,967
Cash and cash equivalents, end of period	$782,649	$422,451

Supplemental cash flow data:
Cash paid for interest	$656	$6,867
Cash paid for (received from) tax, net	$61,758	$(20,335)

Non-cash investing and financing activities:
Capitalized software additions in accounts payable and accrued expenses	$6,686	$—
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of December 31, 2023 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three and nine months ended December 31, 2023 and 2022, statements of cash flows for the nine months ended December 31, 2023 and 2022, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of December 31, 2023, its results of operations for the three and nine months ended December 31, 2023 and 2022, and its cash flows for the nine months ended December 31, 2023 and 2022 in accordance with U.S. GAAP. The results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
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

The following table presents the effect of the reclassification and the impact on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Previous Method	Current Method	Effect of Change	Previous Method	Current Method	Effect of Change
Research and development	$53,411	$54,531	$1,120	$153,800	$156,847	$3,047
Sales and marketing	111,524	112,292	768	321,208	323,313	2,105
General and administrative	36,242	34,354	(1,888)	112,637	107,485	(5,152)

Net income	15,026	15,026	—	27,666	27,666	—
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
Significant accounting policies
The Company’s significant accounting policies are discussed in Note 2, Significant Accounting Policies, to the audited consolidated financial statements in the Company’s Annual Report. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report that have had a material impact on its condensed consolidated financial statements and related notes.
Recently issued accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in the income tax rate reconciliation table and disaggregates the income taxes paid by jurisdiction. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, which will be the Company’s fiscal 2026. The Company is currently evaluating the impact of the ASU on its income tax disclosures within the consolidated financial statements and related disclosures.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$217,661	60%	$179,438	60%	$625,166	60%	$503,942	60%
Europe, Middle East and Africa	89,816	25%	73,182	25%	260,729	25%	212,927	25%
Asia Pacific	33,943	9%	28,311	9%	94,940	9%	81,852	10%
Latin America	23,676	6%	16,525	6%	68,847	6%	45,334	5%
Total revenue	$365,096		$297,456		$1,049,682		$844,055
For the three and nine months ended December 31, 2023 and 2022, the United States was the only country that represented more than 10% of the Company’s revenue in any period, constituting $206.1 million and 56% and $169.7 million and 57% of total revenue during the three months ended December 31, 2023 and 2022, respectively, and $591.9 million and 56% and $475.5 million and 56% of total revenue during the nine months ended December 31, 2023 and 2022, respectively.

Deferred revenue
Revenue recognized during the three months ended December 31, 2023 and 2022, which was included in the deferred revenue balance at the beginning of each respective period, was $311.5 million and $253.1 million, respectively. Revenue recognized during the nine months ended December 31, 2023 and 2022, which was included in the deferred revenue balance at the beginning of each respective period, was $712.3 million and $569.3 million, respectively.
Remaining performance obligations
As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,956.4 million, which consists of both billed consideration in the amount of $795.6 million and unbilled consideration in the amount of $1,160.8 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 60% of the total remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Contract assets
As of December 31, 2023 and March 31, 2023, contract assets of $11.5 million and $0.4 million, respectively, are included in accounts receivable, net, on the Company’s condensed consolidated balance sheets.
4.     Acquisitions
On August 31, 2023, the Company acquired 100% of the outstanding equity of Rookout, Ltd. (“Rookout”). Rookout is a provider of enterprise-ready and privacy-aware solutions that enable developers to troubleshoot and debug actively running code in Kubernetes-hosted cloud-native applications. This acquisition expands the Company’s unified observability and security platform from the addition of Rookout’s technology and experienced team.
The preliminary purchase consideration of Rookout was $33.4 million, after considering certain adjustments, and was paid from cash on hand. The preliminary purchase consideration is subject to a final post-closing adjustment.
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

Assets acquired:
Cash and cash equivalents	$1,152
Accounts receivable, prepaid and other assets	342
Property and equipment	46
Intangible asset	7,800
Total assets acquired	$9,340

Liabilities assumed:
Accounts payable, accrued and other liabilities	2,242
Deferred revenue	1,064
Total liabilities assumed	$3,306

Net assets acquired	6,034
Fair value of consideration transferred	33,414
Goodwill	$27,380
The fair value of assets and liabilities acquired may change as additional information is received during the measurement period. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.
Goodwill is primarily attributable to expected synergies and acquired skilled workforce. The goodwill was allocated to the Company’s one reporting unit. The Company identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology was $7.8 million, which was based on a valuation using the income approach and is classified as capitalized software on the condensed consolidated balance sheet. The estimated useful life of the developed technology is seven years. The acquired goodwill and intangible asset were not deductible for tax purposes.

The operating results of Rookout from the date of acquisition, which are not material, have been included in the Company’s condensed consolidated statements of operations. The transaction costs related to the Rookout acquisition were $0.1 million and $2.5 million for the three and nine months ended December 31, 2023, respectively, and are included in general and administrative expense on the condensed consolidated statements of operations.
5.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the nine months ended December 31, 2023 consists of the following (in thousands):

December 31, 2023
Balance, beginning of period	$1,281,812
Goodwill from Rookout acquisition	27,380
Foreign currency impact	3,499
Balance, end of period	$1,312,691

Other intangible assets, net, excluding goodwill, consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		December 31, 2023	March 31, 2023
Capitalized software	107	$211,643	$191,863
Customer relationships	120	351,555	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		618,201	598,421
Less: accumulated amortization		(564,083)	(534,822)
Total other intangible assets, net		$54,118	$63,599
Amortization of other intangible assets totaled $9.9 million and $10.5 million for the three months ended December 31, 2023 and 2022, respectively, and $29.1 million and $31.6 million for the nine months ended December 31, 2023 and 2022, respectively.
On November 9, 2023, the Company entered into a license agreement with an application security provider for certain software and developed technology for $10.0 million, of which $3.4 million was paid at closing and the remainder is to be paid over 12 quarterly installments of $0.6 million. Additionally, the Company capitalized $0.3 million in related transaction costs for a total consideration of $10.3 million, which is classified as capitalized software on the condensed consolidated balance sheet. As of December 31, 2023, the Company has paid $3.7 million for the licensed software and developed technology. The licensed software and developed technology will be amortized over its useful life.
6.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended December 31, 2023 was (0.6)% compared to 51.1% for the three months ended December 31, 2022. The Company’s effective tax rate for the nine months ended December 31, 2023 was 6.5% compared to 56.8% for the nine months ended December 31, 2022. The decrease in the effective tax rate for both the three months ended December 31, 2023 and the nine months ended December 31, 2023 was primarily due to an increase in share-based compensation windfall benefits, additional tax benefits related to the deferred tax asset resulting from capitalized research and development expenses under Section 174 of the Internal Revenue Code recognized in the current year due to the reversal of the U.S. valuation allowance as of March 31, 2023, and the reversal of an unrecognized tax benefit in the U.S.
7.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of December 31, 2023 and March 31, 2023, there were no amounts outstanding under the Credit Facility. There were $12.1 million and $15.5 million of letters of credit issued as of December 31, 2023 and March 31, 2023, respectively. The Company had $387.9 million and $384.5 million of availability under the Credit Facility as of December 31, 2023 and March 31, 2023, respectively.

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
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the condensed consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $1.5 million and $1.8 million of unamortized debt issuance costs as of December 31, 2023 and March 31, 2023, respectively.
Pursuant to the Credit Agreement, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC, a wholly owned subsidiary of the Company, including a pledge of the capital stock and other interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the holder of the Credit Facility. The Credit Agreement contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At December 31, 2023, the Company was in compliance with all applicable covenants.
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
8.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2024 to 2033. As of December 31, 2023, the weighted average remaining lease term was 5.9 years and the weighted average discount rate was 4.5%. The Company did not have any finance leases as of December 31, 2023.
The Company has a sublease of a former office which expires in fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.6 million for the three months ended December 31, 2023 and 2022, and $1.7 million for the nine months ended December 31, 2023 and 2022.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating lease expense (1)	$3,911	$3,246	$11,511	$9,241
Short-term lease expense	$505	$450	$1,550	$1,299
Variable lease expense	$410	$281	$1,103	$659
_________________
(1) Presented gross of sublease income.

The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Nine Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$13,935	$11,590
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$9,973	$20,656
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.
As of December 31, 2023, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2024	$5,023
2025	17,976
2026	14,610
2027	13,331
2028	8,961
Thereafter	23,618
Total operating lease payments (1)	83,519
Less: imputed interest	(9,229)
Total operating lease liabilities	$74,290
_________________
(1) Presented gross of sublease income.
As of December 31, 2023, the Company had commitments of $78.8 million for operating leases that have not yet commenced and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during fiscal 2025 through 2026 with a weighted average lease term of 10 years.
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
10.    Share-based Compensation
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the Board, adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2020, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2023, 50,228,181 shares of common stock were available for future issuance under the 2019 Plan.

Stock options
The following table summarizes activity for stock options during the nine months ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2023	4,636	$22.25	6.5	$94,565
Exercised	(1,188)	20.38
Forfeited or expired	(67)	39.49
Balance, December 31, 2023	3,381	$22.57	5.8	$108,627
Options vested and expected to vest at December 31, 2023	3,381	$22.57	5.8	$108,627
Options vested and exercisable at December 31, 2023	3,162	$21.49	5.7	$104,987
As of December 31, 2023, the total unrecognized compensation expense related to non-vested stock options was $2.6 million and is expected to be recognized over a weighted average period of 0.6 years. The Company recognized $1.3 million and $4.6 million of share-based compensation expense related to stock options for the three months ended December 31, 2023 and 2022, respectively, and $7.0 million and $13.8 million of share-based compensation expense related to stock options for the nine months ended December 31, 2023 and 2022, respectively.
Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the nine months ended December 31, 2023:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2023	4	$16.00	8,836	$41.76
Granted	—	—	5,732	51.78
Vested	(4)	16.00	(3,644)	40.43
Forfeited	—	—	(589)	44.32
Balance, December 31, 2023	—	$—	10,335	$47.65
RSUs outstanding as of December 31, 2023 were comprised of 9.3 million RSUs with only service conditions and 1.0 million RSUs with both service and performance conditions (“PSUs”).
During the nine months ended December 31, 2023, the Company granted PSUs to certain key employees that generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years (the “Annual PSUs”). The number of shares that may be earned pursuant to the Annual PSUs is based on specific company metrics related to the Company’s fiscal year ending March 31, 2024. No Annual PSUs will be earned with respect to any metric if the applicable “threshold” percentage of the specific metric is not achieved, and the overall number of shares that may be earned shall not exceed 200% of the target award. Once the Annual PSUs are earned, they are then also subject to time-based vesting, with 33% of the earned Annual PSUs vesting on the first anniversary of the grant date, and with the remaining 67% vesting in eight equal quarterly installments over the following two years, and provided that the key employee remains employed by the Company through the applicable vesting date.
As of December 31, 2023, the total unrecognized compensation expense related to unvested restricted stock units was $413.7 million and is to be recognized over a weighted average period of 2.2 years. The Company recognized $52.1 million and $29.0 million of share-based compensation expense related to restricted shares and units for the three months ended December 31, 2023 and 2022, respectively, and $141.4 million and $85.7 million of share-based compensation expense related to restricted shares and units for the nine months ended December 31, 2023 and 2022, respectively.

Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the nine months ended December 31, 2023, 534,022 shares of common stock were purchased under the ESPP. As of December 31, 2023, 15,864,787 shares of common stock were available for future issuance under the ESPP.
As of December 31, 2023, there was $2.9 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period. The Company recognized $1.5 million and $1.9 million of share-based compensation expense related to the ESPP for the three months ended December 31, 2023 and 2022, respectively, and $4.9 million and $5.4 million of share-based compensation expense related to the ESPP for the nine months ended December 31, 2023 and 2022, respectively.
Share-based compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost of revenue	$6,975	$4,285	$19,660	$13,410
Research and development	18,678	11,057	50,119	29,339
Sales and marketing	15,947	13,385	48,823	37,399
General and administrative	13,222	6,777	34,696	24,705
Total share-based compensation	$54,822	$35,504	$153,298	$104,853
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net income	$42,691	$15,026	$116,688	$27,666
Denominator:
Weighted average shares outstanding, basic	294,869	287,957	293,295	287,120
Dilutive effect of stock-based awards	4,377	3,271	5,040	3,683
Weighted average shares outstanding, diluted	299,246	291,228	298,335	290,803

Net income per share, basic	$0.14	$0.05	$0.40	$0.10
Net income per share, diluted	$0.14	$0.05	$0.39	$0.10

The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three and nine months ended December 31, 2023 and 2022 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Stock options	123	1,613	144	1,785
Unvested RSAs and RSUs	265	2,316	446	1,197
Shares committed under ESPP	10	10	12	1
12.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. See Note 3, Revenue Recognition, for a disaggregation of revenue by geographic region.
Property and equipment, net
The following table presents net property and equipment by geographic region for the periods presented (in thousands):

	December 31, 2023	March 31, 2023
North America	$16,237	$22,124
Europe, Middle East and Africa	31,310	29,142
Asia Pacific	1,672	2,194
Latin America	189	116
Total property and equipment, net	$49,408	$53,576
13.    Subsequent Events
On January 26, 2024, the Company entered into a definitive agreement to acquire a 100% equity interest in Runecast Solutions Limited (“Runecast”) for $37.5 million of preliminary consideration, subject to customary post-closing adjustments. The Company intends to acquire Runecast utilizing a combination of cash on hand and common stock. Runecast is a provider of software solutions that provide insights for security compliance, vulnerability assessment, and configuration management for complex, on-premises, hybrid and multi-cloud IT environments. Closing of the proposed transaction is subject to customary closing conditions.

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
We take Dynatrace to market through a combination of our global direct sales team and a network of partners, including global system integrators (“GSIs”), cloud providers (such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”), and Google Cloud Platform “GCP”)), resellers and technology alliance partners. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion, which we believe see more value from our integrated full-stack platform.
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
Third-Quarter 2024 Financial Highlights
Our financial results for the three months ended December 31, 2023 show balanced growth and profitability, reflecting our continued ability to execute successfully in a dynamic market environment and demonstrating the durability of our business model.
•Our annual recurring revenue (“ARR”) was $1,425 million as of December 31, 2023, which reflected 23% growth year-over-year;
•Total revenue and subscription revenue for the three months ended December 31, 2023 was $365 million and $348 million, respectively; and
•We delivered an operating margin of 10% for the three months ended December 31, 2023.

We believe in a disciplined and balanced approach to operating our business. We plan to continue driving innovation to meet customers’ needs and grow our customer base. We also plan to invest in future growth opportunities that we expect will drive long-term value, while leveraging our global partner ecosystem, optimizing costs, and improving efficiency and profitability.
We believe this approach is even more important at this time as we navigate a rapidly evolving and uncertain macroeconomic environment, which can include geopolitical considerations, fluctuations in credit, equity, and foreign currency markets, changes in inflation, interest rates, consumer confidence and spending, and other factors that may affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles. Although macroeconomic uncertainty persists, we remain confident in our ability to execute in this environment. Please see the section titled “Risk Factors” included under Part II, Item 1A for further discussion of the possible impact of macroeconomic conditions on our business and regarding fluctuations in our annual and quarterly operating results.
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
•Increase penetration within existing customers. We plan to continue to increase the penetration within our existing customers by establishing new and deeper relationships within our customers’ organizations and expanding the breadth of our platform capabilities to provide for continued cross-selling opportunities. In addition, we believe the ease of implementation for Dynatrace provides us the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. Once customers are on the Dynatrace platform, we have seen dollar-based net retention rate expansion due to the ease of use and power of our platform.
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
Key Metrics
In addition to our U.S. GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of December 31,
	2023	2022
Total ARR (in thousands)	1,425,284	1,162,591
Dollar-based Net Retention Rate	113%	119%
Annual Recurring Revenue: We define ARR as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage.
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
Amortization of acquired technology. Amortization of acquired technology includes amortization expense for technology acquired in the Thoma Bravo Funds’ acquisition of our company in 2014, business combinations and asset acquisitions. To the extent significant future acquisitions are consummated, we expect that our amortization of acquired technologies may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.
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
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest income primarily from money market funds, bank deposits, and certificates of deposits, interest expense on our former term loan facility, fees on our revolving credit facility, loss on debt extinguishment and amortization of debt issuance costs.
Other (Expense) Income, Net
Other (expense) income, net, consists primarily of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
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
Comparison of the Three Months Ended December 31, 2023 and 2022

	Three Months Ended December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$348,294	95%	$279,152	94%
Service	16,802	5%	18,304	6%
Total revenue	365,096	100%	297,456	100%
Cost of revenue:
Cost of subscription	46,888	13%	36,891	13%
Cost of service	16,744	5%	15,044	5%
Amortization of acquired technology	4,237	1%	3,889	1%
Total cost of revenue (1)	67,869	19%	55,824	19%
Gross profit	297,227	81%	241,632	81%

Operating expenses:
Research and development (1)	80,102	22%	54,531	18%
Sales and marketing (1)	132,723	36%	112,292	38%
General and administrative (1)	43,232	12%	34,354	12%
Amortization of other intangibles	5,451	1%	6,573	2%
Restructuring and other	(1)		(5)
Total operating expenses	261,507		207,745
Income from operations	35,720		33,887
Interest income (expense), net	10,605		(4,787)
Other (expense) income, net	(3,901)		1,617
Income before income taxes	42,424		30,717
Income tax benefit (expense)	267		(15,691)
Net income	$42,691		$15,026
(1)  Includes share-based compensation expense as follows:

	Three Months Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue	$6,975	$4,285
Research and development	18,678	11,057
Sales and marketing	15,947	13,385
General and administrative	13,222	6,777
Total share-based compensation	$54,822	$35,504

Revenue

	Three Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Subscription	$348,294	$279,152	$69,142	25%
Service	16,802	18,304	(1,502)	(8%)
Total revenue	$365,096	$297,456	$67,640	23%
Subscription
Subscription revenue increased by $69.1 million, or 25%, for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily due to the growth of the Dynatrace platform by adding new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue decreased by $1.5 million, or 8%, for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The decrease was primarily due to timing of delivery of services.
Cost of Revenue

	Three Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$46,888	$36,891	$9,997	27%
Cost of service	16,744	15,044	1,700	11%
Amortization of acquired technology	4,237	3,889	348	9%
Total cost of revenue	$67,869	$55,824	$12,045	22%
Cost of subscription
Cost of subscription increased by $10.0 million, or 27%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase was primarily due to higher personnel costs of $4.0 million to support the growth of our subscription cloud-based offering and higher share-based compensation of $2.0 million. Also contributing to the increase were increased overhead costs of $2.0 million and higher cloud-based hosting costs and subscriptions of $2.0 million.
Cost of service
Cost of service increased by $1.7 million, or 11%, for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The increase was primarily the result of higher share-based compensation of $0.7 million and higher professional fees of $0.7 million.
Amortization of acquired technology
For the three months ended December 31, 2023 and 2022, amortization of acquired technology was primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of our company in 2014.

Gross Profit and Gross Margin

	Three Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$301,406	$242,261	$59,145	24%
Service	58	3,260	(3,202)	(98%)
Amortization of acquired technology	(4,237)	(3,889)	(348)	9%
Total gross profit	$297,227	$241,632	$55,595	23%
Gross margin:
Subscription	87%	87%
Service	—%	18%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $59.1 million, or 24%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 and subscription gross margin remained consistent at 87%. The increase in gross profit was primarily due to subscription revenue growth.
Service
Service gross profit decreased by $3.2 million, or 98%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Service gross margin was nearly zero for the three months ended December 31, 2023 compared to 18% for the three months ended December 31, 2022. The decreases in gross profit and gross margin were primarily due to timing of delivery of services.
Operating Expenses

	Three Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$80,102	$54,531	$25,571	47%
Sales and marketing	132,723	112,292	20,431	18%
General and administrative	43,232	34,354	8,878	26%
Amortization of other intangibles	5,451	6,573	(1,122)	(17%)
Restructuring and other	(1)	(5)	4	(80%)
Total operating expenses	$261,507	$207,745	$53,762	26%
Research and development
Research and development expenses increased by $25.6 million, or 47%, for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The increase was due to increased personnel and other costs of $11.5 million to expand our product offerings and higher share-based compensation of $7.6 million. Also contributing were higher overhead costs of $4.8 million and higher cloud-based hosting costs and subscriptions of $0.8 million.

Sales and marketing
Sales and marketing expenses increased by $20.4 million, or 18%, for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily driven by an increase in personnel costs of $12.6 million and higher share-based compensation of $2.6 million. Further contributing to the increase were higher commissions of $3.0 million and increased overhead costs of $2.5 million.
General and administrative
General and administrative expenses increased $8.9 million, or 26%, for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily due to an increase in share-based compensation of $6.4 million and other personnel costs of $5.8 million. Further contributing to this increase were increased cloud-based hosting costs and subscriptions of $1.7 million, higher IT and facility expenses of $1.3 million, primarily related to new offices and expansions, and higher professional fees of $1.2 million. Partially offsetting this increase were overhead costs of $8.9 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.1 million, or 17%, for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The decrease was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Interest Income (Expense), Net
Interest income, net of $10.6 million for the three months ended December 31, 2023 compared to an expense of $4.8 million for the three months ended December 31, 2022. The change was primarily the result of higher interest income on cash and cash equivalents and lower interest expense due to the reduction in debt.
Other (Expense) Income, Net
Other expense, net, of $3.9 million for the three months ended December 31, 2023 compared to income of $1.6 million for the three months ended December 31, 2022. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Benefit (Expense)
Income tax benefit of $0.3 million for the three months ended December 31, 2023 represented a $16.0 million decrease as compared to an expense of $15.7 million for the three months ended December 31, 2022. This decrease was primarily due to an increase in share-based compensation windfall benefits; additional tax benefits related to the deferred tax asset resulting from capitalized research and development expenses under Section 174 of the IRC, recognized in the current year due to the reversal of the U.S. valuation allowance as of March 31, 2023; and the reversal of an unrecognized tax benefit in the U.S.

Comparison of the Nine Months Ended December 31, 2023 and 2022

	Nine Months Ended December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$999,245	95%	$790,016	94%
Service	50,437	5%	54,039	6%
Total revenue	1,049,682	100%	844,055	100%
Cost of revenue:
Cost of subscription	134,584	13%	105,393	13%
Cost of service	47,961	5%	46,264	5%
Amortization of acquired technology	12,035	1%	11,669	1%
Total cost of revenue (1)	194,580	19%	163,326	19%
Gross profit	855,102	81%	680,729	81%

Operating expenses:
Research and development (1)	220,468	21%	156,847	19%
Sales and marketing (1)	385,445	37%	323,313	38%
General and administrative (1)	127,075	12%	107,485	13%
Amortization of other intangibles	16,838	2%	19,719	2%
Restructuring and other	(1)		(15)
Total operating expenses	749,825		607,349
Income from operations	105,277		73,380
Interest income (expense), net	26,260		(7,475)
Other expense, net	(6,724)		(1,847)
Income before income taxes	124,813		64,058
Income tax expense	(8,125)		(36,392)
Net income	$116,688		$27,666
(1)  Includes share-based compensation expense as follows:

	Nine Months Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue	$19,660	$13,410
Research and development	50,119	29,339
Sales and marketing	48,823	37,399
General and administrative	34,696	24,705
Total share-based compensation	$153,298	$104,853
Revenue

	Nine Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$999,245	$790,016	$209,229	26%
Services	50,437	54,039	(3,602)	(7%)
Total revenue	$1,049,682	$844,055	$205,627	24%

Subscription
Subscription revenue increased by $209.2 million, or 26%, for the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, primarily due to the growing adoption of the Dynatrace platform by new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue decreased by $3.6 million, or 7%, for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The decrease was primarily due to timing of delivery of services.
Cost of Revenue

	Nine Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$134,584	$105,393	$29,191	28%
Cost of service	47,961	46,264	1,697	4%
Amortization of acquired technology	12,035	11,669	366	3%
Total cost of revenue	$194,580	$163,326	$31,254	19%
Cost of subscription
Cost of subscription increased $29.2 million, or 28%, for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The increase was primarily due to higher personnel costs of $12.8 million to support the growth of our subscription cloud-based offering and higher share-based compensation of $5.4 million. Also contributing to the increase were increased cloud-based hosting costs and subscriptions of $5.8 million and increased overhead costs of $5.4 million to support the growth of the business and related infrastructure.
Cost of service
Cost of service increased $1.7 million, or 4%, for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, primarily due to increased professional fees of $1.8 million and higher share-based compensation of $0.9 million. Partially offsetting this increase were lower personnel costs of $1.0 million.
Amortization of acquired technologies
For the nine months ended December 31, 2023 and 2022, amortization of acquired technologies was primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of our company in 2014.

Gross Profit and Gross Margin

	Nine Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$864,661	$684,623	$180,038	26%
Services	2,476	7,775	(5,299)	(68%)
Amortization of acquired technology	(12,035)	(11,669)	(366)	3%
Total gross profit	$855,102	$680,729	$174,373	26%
Gross margin:
Subscription	87%	87%
Services	5%	14%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $180.0 million, or 26%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 and subscription gross margin remained consistent at 87%. The increase in gross profit was primarily due to subscription revenue growth.
Services
Services gross profit decreased by $5.3 million, or 68%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Services gross margin decreased from 14% to 5% during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. The decreases in gross profit and gross margin were primarily due to timing of delivery of services.
Operating Expenses

	Nine Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$220,468	$156,847	$63,621	41%
Sales and marketing	385,445	323,313	62,132	19%
General and administrative	127,075	107,485	19,590	18%
Amortization of other intangibles	16,838	19,719	(2,881)	(15%)
Restructuring and other	(1)	(15)	14	(93%)
Total operating expenses	$749,825	$607,349	$142,476	23%
Research and development
Research and development expenses increased $63.6 million, or 41%, for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The increase was primarily attributable to increased personnel and other costs of $34.2 million to expand our product offerings and higher share-based compensation of $20.8 million. The increase was also attributable to higher overhead costs of $11.8 million to support the growth of the business and related infrastructure. Slightly offsetting this were decreases to other miscellaneous and employee-related expenses of $3.4 million.
Sales and marketing
Sales and marketing expenses increased $62.1 million, or 19%, for the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, primarily driven by an increase of $34.7 million in personnel costs and higher share-based compensation of $11.4 million. Further contributing to the increase were higher commissions of $9.6 million and increased advertising costs of $5.1 million.
General and administrative
General and administrative expenses increased $19.6 million, or 18%, for the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, primarily due to an increase in personnel costs of $14.7 million and higher share-based compensation of $10.0 million. Further contributing to this increase were higher professional fees of $6.8 million, IT and facility expenses of $4.2 million, primarily related to new offices and expansions, and cloud-based hosting costs and subscriptions of $3.8 million. Partially offsetting this increase were overhead costs of $22.4 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $2.9 million, or 15%, for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The decline was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Interest Income (Expense), Net
Interest income, net, was $26.3 million for the nine months ended December 31, 2023 as compared to an expense of $7.5 million for the nine months ended December 31, 2022. The change was primarily the result of higher interest income on cash and cash equivalents and lower interest expense due to a reduction in debt.
Other Expense, Net
Other expense, net, was $6.7 million for the nine months ended December 31, 2023 as compared to $1.8 million for the nine months ended December 31, 2022. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
Income tax expense of $8.1 million for the nine months ended December 31, 2023 represented a $28.3 million decrease as compared to an expense of $36.4 million for the nine months ended December 31, 2022. This decrease was primarily driven by an increase in share-based compensation tax windfall benefits; additional tax benefits related to the deferred tax asset resulting from capitalized research and development expenses under Section 174 of the IRC, recognized in the current year due to the reversal of the U.S. valuation allowance as of March 31, 2023; and the reversal of an unrecognized tax benefit in the U.S.
Liquidity and Capital Resources
As of December 31, 2023, we had $782.6 million of cash and cash equivalents and $387.9 million available under our revolving credit facility.
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
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations for cloud hosting support. As of December 31, 2023, total contractual commitments were $343.1 million, with $39.0 million committed within the next 12 months.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report and our Annual Report. However, we believe that our existing cash, cash equivalents, funds available under our revolving credit facility, and cash generated from operations, will be sufficient to meet our cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (the “Credit Facility”). As of December 31, 2023, we had $387.9 million available under the Credit Facility with $12.1 million of letters of credit outstanding. As of December 31, 2023, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 7, Long-term Debt, of the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Nine Months Ended December 31,
	2023	2022
	(in thousands)
Cash provided by operating activities (1)	$246,437	$234,458
Cash used in investing activities	(53,614)	(15,625)
Cash provided by (used in) financing activities	43,677	(250,181)
Effect of exchange rate changes on cash and cash equivalents	(9,199)	(9,168)
Net increase (decrease) in cash and cash equivalents	$227,301	$(40,516)
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Nine Months Ended December 31,
	2023	2022
	(in thousands)
Cash paid for interest	$656	$6,867
Cash paid for (received from) tax, net	$61,758	$(20,335)
Operating Activities
For the nine months ended December 31, 2023, cash provided by operating activities was $246.4 million as a result of net income of $116.7 million, and adjusted by non-cash charges of $151.6 million and a change of $21.8 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $153.3 million and depreciation and amortization of $40.8 million, partially offset by deferred income taxes of $49.6 million. The change in our net operating assets and liabilities was primarily the result of a decrease in deferred revenue of $55.9 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, a decrease in accounts payable and accrued expenses of $24.0 million driven by timing of payments, and an increase in prepaid expenses and other assets of $27.4 million driven by the timing of payments in advance of future services. Partially offsetting this was a decrease in accounts receivable of $83.4 million due to the timing of receipts of payments from customers.

For the nine months ended December 31, 2022, cash provided by operating activities was $234.5 million as a result of net income of $27.7 million, and adjusted by non-cash charges of $156.5 million and a change of $50.3 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $104.9 million, depreciation and amortization of $40.6 million, and a loss on extinguishment of debt of $5.9 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $40.3 million due to the timing of receipts of payments from customers, a decrease in prepaid expenses and other assets of $29.6 million driven by the receipt of an income tax refund and timing of payments in advance of future services, and an increase in accounts payable and accrued expenses of $19.4 million driven by timing of payments. Partially offsetting this was a decrease in deferred revenue of $21.8 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, and an increase in deferred commissions of $17.2 million due to commissions paid on new bookings.
Investing Activities
Cash used in investing activities during the nine months ended December 31, 2023 was $53.6 million as a result of the Rookout acquisition of $32.3 million, purchases of property and equipment of $16.7 million, and capitalized software additions of $4.7 million. For additional information about the Rookout acquisition, please see Note 4, Acquisitions, of the condensed consolidated financial statements in this Quarterly Report.
Cash used in investing activities during the nine months ended December 31, 2022 was $15.6 million as a result of purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the nine months ended December 31, 2023 was $43.7 million as a result of proceeds from the exercise of our stock options of $24.2 million and proceeds from our employee stock purchase plan of $19.5 million.
Cash used in financing activities during the nine months ended December 31, 2022 was $250.2 million as a result of repayments of our term loan of $281.1 million, partially offset by proceeds from our employee stock purchase plan of $17.8 million and proceeds from the exercise of our stock options of $15.1 million.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2023 as compared to the critical accounting policies and estimates disclosed in our Annual Report. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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
Interest Rate Risk
We had cash and cash equivalents of $782.6 million and $555.3 million as of December 31, 2023 and March 31, 2023, respectively, consisting primarily of money market funds, bank deposits, and certificates of deposits. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
As of December 31, 2023, we also had the Credit Facility in place, with availability of $387.9 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Dollar Offered Rate, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Agreement. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of December 31, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 25% in the year ended March 31, 2023 compared to the prior year. Our revenue for the nine months ended December 31, 2023 grew 24% compared to the prior-year period. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
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
•our ability to hire and retain sufficient numbers of sales and marketing, research and development, and general and administrative personnel; and
•our ability to expand into new geographies and markets, including the business intelligence, data analytics, and application security markets, and expand our global operations.
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
We believe the Dynatrace brand is integral to our future success and if we fail to cost effectively maintain and enhance our brand, our business and competitive position may be harmed.
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
Many of our customers are large enterprises, whose purchasing decisions, budget cycles and constraints, and evaluation processes are unpredictable and out of our control. During recessionary times, or when there is volatility or uncertainty in the global economy or in the economies of the countries in which we operate, our sales cycles may be elongated and our customers’ purchasing decisions may be delayed or cancelled. In addition, we are experiencing, and we may continue to experience, an increase in the number of large, strategic deals where customers are looking to make broader observability architecture decisions. These deals can also entail less predictable, longer sales cycles, greater uncertainty of completing the sale, and specially negotiated terms. The length of our sales cycle, from initial evaluation to payment for our subscriptions, can range from several months to over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment of resources in field sales, partner development, marketing, and educating our customers about the use, technical capabilities, and benefits of our platform and services. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform, but also those of other companies or the consideration of internally developed alternatives, including those using open source software. Some of our customers initially deploy our platform on a limited basis, with no guarantee that they will deploy our platform widely enough across their organization to justify our substantial pre-sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.

We have experienced seasonal and end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter, which impacts our ability to grow revenue over the long term and plan and manage cash flows and other aspects of our business and cost structure. Our transactions vary by quarter, with the third and fourth fiscal quarters typically being our largest. In addition, within each quarter, a significant portion of our transactions occur in the last two weeks of that quarter. Large individual sales may also occur in quarters subsequent to those we anticipate, which may make it difficult to forecast our expected sales cycle. If expectations for our business turn out to be inaccurate, our revenue growth may be adversely affected over time and we may not be able to adjust our cost structure on a timely basis and our cash flows and results of operations may suffer.
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In the last two years, we hired a new Chief Financial Officer, General Counsel, Chief People Officer, Chief Revenue Officer, Chief Accounting Officer, and Chief Marketing Officer, among other leadership changes.

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
We believe that a critical component to our success has been a focus on maintaining an entrepreneurial and innovative corporate culture. We believe our culture has contributed significantly to our abilities to innovate and develop new technologies, and attract and retain employees. We have spent substantial time and resources in building our team while maintaining this corporate culture. Over our last two fiscal years ended March 31, 2023, our total employee headcount increased approximately 51% and we also expanded our international employee presence. The rapid influx of large numbers of people from different business backgrounds in different geographic locations, and the significant number of employees who work either on a hybrid or remote basis may make it difficult for us to maintain our corporate culture. If our culture is negatively affected, our ability to support our growth and innovation may diminish.
Our credit facility contains restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
In 2022, we entered into a senior secured revolving credit facility in the aggregate amount of $400.0 million. As of December 31, 2023, we had $387.9 million available under the credit facility with $12.1 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates and fee margins, which vary based on prescribed formulas. The credit facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our credit facility remains outstanding.

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

An adverse outcome of a dispute may require us to take several adverse steps, such as pay substantial damages, including potentially treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, using, selling, licensing, importing, or otherwise commercializing solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our solutions or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights or have royalty obligations imposed by a court; or indemnify our customers, partners, and other third parties. Any damages or royalty obligations we may become subject to, or any prohibition against our commercializing our solutions as a result of an adverse outcome, could harm our business and operating results.

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
•Current or future laws, regulations, and ethical considerations related to the use of AI technology and machine learning may impact our ability to provide insights from data and use certain data to develop our offerings. Increased focus on online tracking of behavioral advertising may also result in increased regulation on our operations. These factors may also impose burdensome and costly requirements on our ability to utilize data in innovative ways. For example, the EU has proposed a new, comprehensive AI Act and in the United States, a host of new AI-related rulemaking is being proposed at the federal level and is being proposed and adopted at the state and city level.
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
Revenue from customers located outside of the United States represented 44% and 43% for the nine months ended December 31, 2023 and 2022, respectively. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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

We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in the European credit, equity, and foreign currency markets or geopolitical disruptions (including the ongoing conflicts in Ukraine and in Israel and surrounding areas) could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe (where a significant amount of our research and development operations are concentrated) and other regions throughout the world. If tensions between the United States, members of NATO and other countries continue to escalate and create global security concerns, it may result in an increased adverse impact on regional and global economies and increase the likelihood of cyber-attacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

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
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue we report in each quarter from the Dynatrace platform, which constituted over 90% of our total revenue reported for the quarter ended December 31, 2023, is derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
Our growth depends upon our ability to enhance our existing offerings and our ability to introduce new offerings on a timely basis. We intend to continue to address the need to develop new offerings and enhance existing offerings both through internal research and development, and also through the acquisition of other companies, product lines, technologies, and personnel. For example, in August 2023, we acquired Rookout, a provider of enterprise-ready and privacy-aware solutions that enable developers to quickly troubleshoot and debug actively running code in Kubernetes-hosted cloud-native applications. In January 2024, we announced that we agreed to acquire Runecast, a provider of software solutions that provide insights for security compliance, vulnerability assessment, and configuration management for complex, on-premises, hybrid and multi-cloud IT environment. We expect to continue to consider and evaluate a wide array of potential acquisitions as part of our overall business strategy, including, but not limited to, acquisitions of certain businesses, technologies, services, products, and other assets and revenue streams. At any given time, we may be engaged in discussions or negotiations with respect to one or more acquisitions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable acquisition opportunities, and we may not be able to complete such acquisitions on favorable terms. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors, and could be disruptive to our operations.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through February 6, 2024. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Our largest shareholder, the Thoma Bravo Funds, sold approximately 53.9 million shares of our common stock in 2023. As of February 6, 2024, the Thoma Bravo Funds beneficially owned approximately 10.3% of our common stock. Under applicable federal securities laws, the Thoma Bravo Funds may sell additional shares in the public market without our advance knowledge or participation. If Thoma Bravo were to dispose of a substantial portion of our shares in the public market, whether in a single transaction or a series of transactions, it could reduce the trading price of our common stock. In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.

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
Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds, beneficially owned in the aggregate approximately 10.3% of our issued and outstanding shares of common stock as of February 6, 2024. As a result, Thoma Bravo will continue to be able to exert significant influence over our operations and business strategy as well as matters requiring stockholder approval. These matters may include:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act), except as described below. The trading arrangements described below are both intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On December 12, 2023, Dan Zugelder, Senior Vice President, Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of the net amount of shares of the Company’s common stock issuable to him after the vesting of 86,343 RSUs and PSUs (as applicable) on March 5, 2024, June 5, 2024, September 5, 2024 and December 5, 2024. The number of PSUs reflected in the total in the previous sentence is based on the Company achieving target performance relative to certain financial performance metrics. The number of shares that Mr. Zugelder receives and may subsequently sell under the trading arrangement following the vesting of his PSUs may increase or decrease based on the Company’s actual achievement against the financial performance metrics relative to target. The duration of the trading arrangement is from March 12, 2024 through December 12, 2024 (or earlier, if all transactions under the trading arrangement are completed).
On December 15, 2023, Rick McConnell, Chief Executive Officer and a director, adopted a Rule 10b5-1 trading arrangement that contemplates the sales of (i) up to 40,000 shares of the Company’s common stock previously issued to him after the vesting of RSUs and PSUs in June 2023; and (ii) up to 35,000 shares of the Company’s common stock issuable to him after the vesting of RSUs and PSUs in June 2024. The duration of the trading arrangement is from March 15, 2024 through December 16, 2024 (or earlier, if all transactions under the trading arrangement are completed).

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

10.1*
English translation of Second Amendment Agreement dated as of December 21, 2023 to the Supplementary Agreement dated as of March 29, 2023 to the Lease Agreement dated as of March 28, 2017 by and between Neunteufel GmbH and Dynatrace Austria GmbH

10.2*	Deferred Compensation Plan

10.3*	Deferred Compensation Plan Adoption Agreement

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

DYNATRACE, INC.

Date:	February 8, 2024	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2024	By:	/s/ James Benson
James Benson
Senior Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)