Form 10-K
period 2024-03-31
Dynatrace, Inc.
filed 2024-05-23
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2023, the last business day of the most recently completed second fiscal quarter, was $11.3 billion. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The Registrant had 297,338,732 shares of common stock outstanding as of May 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended March 31, 2024.
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
These forward-looking statements include, but are not limited to, plans, objectives, expectations, and intentions and other statements contained in this Annual Report that are not historical facts and statements identified by words such as “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies, and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies, and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations, or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation, the risks set forth in the summary below, in Item 1A. entitled “Risk Factors” in this Annual Report, and in our other SEC filings. We assume no obligation to update any forward-looking statements contained in this Annual Report as a result of new information, future events, or otherwise.
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
•Security breaches, computer malware, computer hacking attacks, and other security incidents or compromises could harm our business, reputation, brand and operating results.
•Real or perceived errors, failures, defects, or vulnerabilities in our solutions could adversely affect our financial results and growth prospects.
•Failure to protect and enforce our proprietary technology and intellectual property rights could substantially harm our business, operating results, and financial condition.

PART I. FINANCIAL INFORMATION
ITEM 1. BUSINESS
Overview
Our vision is a world where software works perfectly. Dynatrace offers the only end-to-end platform that combines broad and deep observability and continuous runtime application security with advanced artificial intelligence (“AI”) for IT operations to provide answers and intelligent automation from data at an enormous scale. Our comprehensive solutions help IT, development, security, and business operations teams at global organizations modernize and automate cloud operations, deliver software faster and more securely, and provide significantly improved digital experiences.

Many of the world’s largest organizations trust the Dynatrace® platform to accelerate digital transformation. We have been seeing increased demand for large, strategic deals in which customers’ business criteria drive broader technology architecture decisions. At the same time, workloads continue migrating to the cloud as customers seek the agility, flexibility, and rapid technology advancements that can prove elusive in on-premises data center environments. AI has been sweeping across industries and exploding in relevancy and criticality as organizations desire significant advancements in innovation, productivity, and performance. The escalating cybersecurity threat landscape is also increasing the need for more sophisticated protection. The confluence of these megatrends in dynamic hybrid, multicloud environments brings a scale and frequency of change that is exponentially greater than that of just a few years ago.

These trends also bring an explosion of data, a massive increase in complexity exacerbated by tool sprawl and siloed data, and a need for better analytics to prevent issues, instead of reacting to them. We believe that traditional approaches for developing, operating, monitoring, and securing software cannot keep pace with modern cloud environments. Applications are no longer monolithic and have become fragmented into thousands, potentially millions, of microservices, written in multiple software languages and extending across environments offered through hyperscaler vendor solutions such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”), and Google Cloud Platform (“GCP”), and more traditional data center solutions, such as mainframe environments. Organizations are increasingly seeing the need to move from manual processes, siloed dashboards, rudimentary AI, and after-the-fact remediating to solutions such as Dynatrace that deliver vastly improved and deeper insights, advanced analytics, answers, and automation.
As enterprises and public sector institutions embrace modern cloud environments as the underlying foundation of their business and digital transformations, we believe that the scale, growing complexity, and dynamic nature of these environments are rapidly making solutions such as the Dynatrace platform mandatory instead of optional for many organizations. We believe our company has a significant market opportunity based on the technical differentiation of our platform, our ability to integrate successfully into customers’ cloud ecosystems, and the trust that we have built within our customer base and partner ecosystem.
Key Differentiators
We believe our approach is different from other offerings in three critical ways:
•Dynatrace is an end-to-end platform that enables contextual analysis. We store all data types, including logs, traces, metrics, real user data, and business events, in an integrated, highly performant and massively scalable data store called GrailTM. Through our proprietary technology, these data types are stored together in context, and we are able to analyze billions of interdependencies across applications, networks, and infrastructure throughout an enterprise. This provides near real-time end-to-end awareness that we believe is not possible to replicate without a unified data store with equivalent capabilities.
•The Dynatrace platform is powered by hypermodal AI. For over a decade, Dynatrace customers have relied on the predictive and causal AI capabilities of our AI engine, Davis®. We are making our generative AI capabilities available on the Dynatrace platform through Davis CoPilot, bringing the platform to a much wider array of end users and extending the capabilities of the Dynatrace platform. We believe we have architected our combination of predictive, causal, and generative AI (which we refer to collectively as hypermodal AI) to make AI techniques iteratively more intelligent. As organizations collect and maintain more data, AI embedded in end-to-end observability and security solutions is often required for reliable analysis, accurate insights, prevention of issues and problems, and quick identification and resolution when they arise. We believe our experience in AI gives our customers a competitive advantage in developing their own AI initiatives, and we are investing in AI best practices in services, data, and observability to support our customers on their AI journeys and to enable AI practices of our partners.
•The Dynatrace platform is automated. We believe many organizations want a platform with broad-based situational awareness that can automatically identify, repair, and remediate issues and maximize application performance by optimizing the code, underlying infrastructure resources, and software delivery processes. Dynatrace OneAgent® uses automation to discover hybrid, multicloud environments, dynamically instruments applications, and consistently learns and updates without human scripting and user configuration. Our Smartscape® technology continuously updates topological dependencies as the application or operating environment evolves, providing the Dynatrace platform with a representation of relationships between all elements within an environment. We believe this is especially critical during business-impacting threats or incidents.
We believe the Dynatrace platform’s integrated approach reduces or eliminates the need for organizations to maintain a variety of disparate and siloed tools, enabling them to:
•improve the reliability and performance of their infrastructure and applications, which can help optimize the experience of their own users;
•improve organizational productivity, decision making and innovation, while also increasing transparency and collaboration between IT, development teams, and other business functions;
•reduce operating costs; and
•mitigate risk.
The Dynatrace Platform

The Dynatrace platform delivers analytics and automation for observability and security at scale and comprises several solutions, including the following:
•Infrastructure Observability provides complete visibility into a customer’s IT infrastructure layer across public and private clouds and hybrid, multicloud environments, including AWS, Azure, GCP, VMware Tanzu, Red Hat OpenShift, and Kubernetes.
•Application Observability monitors the full stack (i.e., front-end and back-end technologies) through APM, distributed tracing, and profiling across public and private clouds and hybrid, multicloud environments.
•Security Protection automatically and continuously detects runtime vulnerabilities in applications, libraries, and code. It also provides near real-time detection and blocking to help protect against third-party cyber-attacks that can exploit critical vulnerabilities.
•Security Analytics enable AI and runtime-enhanced detection, investigation, and response to cybersecurity events.

•Digital Experience allows customers to monitor user experiences across channels with real-user and synthetic monitoring and session replays and encompasses mobile and web applications.
•Business Analytics unifies data flowing through the Dynatrace platform to provide precise, near real-time answers that enable teams to understand how the performance of their digital services affects critical key performance indicators and provides insights to improve user experiences.
•Automations leverage observability and security data to drive workflow automations created with a visual workflow creator or automation-as-code.
•Custom Solutions can also be developed for different use cases with enterprise-grade extensibility and customizations.

The Dynatrace platform provides the following key benefits to customers through our various proprietary technologies:
•Securely unify, store, and analyze data in context. Grail, our data lakehouse, is a unified storage solution with a massively parallel processing (“MPP”) analytics engine. Grail allows organizations to interconnect and analyze large volumes of different types of data quickly and cost effectively in context, without the overhead, expense, and limitation of storage tiering, re-indexing, and rehydration imposed by alternative solutions.
•Receive answer-centric insights and automation with hypermodal AI. Davis, our AI engine at the core of the platform, combines predictive, causal, and generative AI to deliver answers, insights, automation, and recommendations, and detect, identify, remediate, and prevent issues.
•Create and share custom applications and automations to support all business needs. AutomationEngine supports advanced workflow automation, and AppEngine allows organizations to create and share custom, data-driven applications. Business, development, security, and operations teams can collaborate and innovate faster with greater security and smarter answers.
•Visualize and understand environments in near real time. Smartscape automatically identifies and maps interactions and relationships between applications and the underlying IT infrastructure and uses that map to enrich and contextualize data. This helps organizations understand how everything in their environments is connected.
•Automatically capture and pre-process data in any form, from anywhere.
◦OpenPipeline uses high performance, stream processing technology to ingest, enrich, and contextualize data from a variety of sources (such as OpenTelemetry) for in-depth, AI-powered analytics. This helps organizations manage the cost and scale of large amounts of data, understand the context, and address security requirements.
◦OneAgent deploys once on a host and instantly and continuously collects all relevant data and metrics along the full chain of applications that are being delivered. OneAgent helps organizations discover which processes are running on the host and automatically activates instrumentation.
◦PurePath® captures and analyzes timing and code-level context for all distributed traces, end-to-end, across the full stack.
Dynatrace Deployment and Operations
Dynatrace provides out-of-the-box configuration for the leading cloud platforms, such as AWS, Azure, GCP, Red Hat OpenShift, and SAP, as well as Kubernetes and coverage for traditional on-premises systems, including mainframe and monolithic applications in a single, easy-to-use, intelligent platform.
The majority of our customers deploy Dynatrace as a Software-as-a-Service (“SaaS”) solution to get the latest Dynatrace features and updates with greatly reduced administrative effort. Our SaaS solution provides customers with the ability to scale up and down rapidly, without having to purchase, provision, and manage their hardware. We also provide options to deploy our platform in customer-provisioned infrastructure, which we refer to as Dynatrace Managed. This offering allows customers the flexibility to maintain control of the environment where their data resides, whether in the cloud or on-premises, combining the simplicity of SaaS with the ability to adhere to their own data security and sovereignty requirements. We automatically upgrade all Dynatrace instances and offer on-premises cluster customers auto-deployment options that suit their specific enterprise management processes.
During our fiscal 2024, we introduced a new version of the Dynatrace Platform Subscription (“DPS”) licensing model which provides customers with more modern pricing with flexibility and transparency. Under the DPS model, a customer makes a minimum annual spend commitment at the platform level and then consumes that commitment based on actual usage and a straightforward rate card. Any platform capability can be used in any quantity at any time based on the customer’s evolving needs. Existing Dynatrace customers can also license individual capabilities in a subscription model. We provide customers with a near real-time view of licensed product consumption, with historical analysis at the daily or hourly level.
Customers
As of March 31, 2024, we had approximately 4,000 customers in over 100 countries. Our customers reflect diverse industries including, but not limited to, banking and financial services, government, insurance, retail and wholesale, transportation, and software. No organization or customer accounted for more than 10% of our revenue for the fiscal years ended March 31, 2024, 2023, and 2022.
Our Growth Strategy
Extend our technology and market leadership position. We intend to maintain our position as the market-leading unified observability and security platform through increased investment in research and development, and innovation. We plan to expand the functionality of our end-to-end Dynatrace platform and invest in capabilities that address new market opportunities. We also plan to evolve our AI capabilities to drive differentiation. We believe this strategy will enable new growth opportunities and allow us to deliver differentiated high-value outcomes to our customers.
Expand and strengthen our relationships with existing customers. We plan to establish new and deeper relationships within our existing customers’ organizations (notably, development teams) and expand the breadth of our platform capabilities to provide for expansion opportunities. In addition, we believe the ease of implementation of Dynatrace provides us with the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. While still in its early stages, we also believe that our DPS licensing model will drive further expansion opportunities for customers that prefer the flexibility and predictability of pricing under that model.
Grow our customer base. We intend to drive new customer growth through a focus on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion and more complex IT ecosystems and cloud environments. In particular, we are increasing the focus of our sales force on the largest 500 global companies and strategic enterprise accounts. In addition, we plan to expand our reach internationally to what we believe are large, mostly untapped, markets for our company, while leveraging our sector specialization globally.
Leverage our strategic partner ecosystem. We intend to invest in our strategic partner ecosystem, with a particular emphasis on building cloud-focused, loyal and comprehensive partnerships with global system integrators (“GSIs”) and hyperscaler cloud providers. These strategic partners continually work with their customers to help them digitally transform their businesses and reduce cloud complexity. By working more closely with strategic partners, our objective is to participate in digital transformation projects earlier in the purchasing cycle and enable customers to establish more resilient cloud deployments from the start.
Research and Development
We have a strong research and development (“R&D”) organization that is responsible for designing, developing, testing, and operating all aspects of our offerings, including addressing new use cases, adding new innovative capabilities, extending the scale and scope of our technology, and embracing modern cloud and AI technologies while maintaining high quality.
We utilize an agile development process with 100% test automation to deliver major software releases throughout the year and hundreds of minor releases, fixes and updates. We believe the full stack monitoring required by dynamic multicloud environments requires a highly efficient and agile process to enable high-performing software across the diverse, dynamic cloud ecosystems of our customers.
Sales and Marketing
We take Dynatrace to market through a combination of our global direct sales team and a network of partners, including GSIs, cloud providers, resellers, and technology alliance partners. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion, which we believe see more value from our integrated full-stack platform.
Our sales and marketing organizations seek to promote the Dynatrace brand, our platform capabilities, and develop partnerships to drive revenue growth. We utilize a variety of go-to-market strategies, including search-engine optimization, online advertising, free software trials, events, online webinars, and broad content marketing strategies. We nurture our existing customer base through ongoing education, and training, including expansion opportunities. We do this primarily through our digital online channels, such as the Dynatrace blog, Dynatrace Community, and Dynatrace University, as well as our customer event series ‘Perform’ and ‘Innovate.’

Partners
We develop and maintain partnerships that help us market and deliver our offerings to our customers around the world. Our goal is to bring together industry experts and hands-on practitioners to create a world-class partner network. Through this intersection of industry and technology, our partner network extends the sales reach of the Dynatrace go-to-market team, while bringing enhanced value to our customers. This ecosystem contributes in all phases of our go-to-market approach: new sales opportunities, adoption, expansion through the identification of new use cases, integration into other market leading independent software vendors, and connecting us into other companies’ business transformation initiatives.
Our partner network includes:
•Global system integrators. We work closely with a number of strategic GSIs, including Accenture, Deloitte, DXC, and Kyndryl, to help customers digitally transform their businesses and reduce cloud complexity. We continue to see a robust technical readiness investment from our key strategic GSIs resulting in hundreds of individuals trained or certified on the Dynatrace platform. In addition, we continue to foster relationships with a network of regional systems integrators that help joint customers integrate our offerings into their multicloud ecosystems. These partners extend our scale and reach and collaborate with our direct sales teams, bringing domain expertise in technologies and industries along with additional offerings powered by Dynatrace.
•Cloud providers. We work with the major cloud providers to increase awareness of our offerings and make it easy for customers to access our software. Our software is developed to run in and integrate with leading cloud providers, such as AWS, Azure, and GCP. Our customers are also able to procure our software through leading marketplaces, such as AWS, Azure, SAP, and Google.
•Resellers. Our resellers market and sell our offerings throughout the world and provide a go-to-market channel in countries and regions where we do not have a direct presence.
•Technology alliance partners. We partner with leading innovative technology organizations such as Atlassian, Red Hat, ServiceNow, Snyk, and VMware to develop integrations, best practices, and extended capabilities that help our customers and solution partners achieve faster time to market and enhanced value in dynamic multicloud environments.
Professional Services
Our Dynatrace Services Organization empowers our customers to innovate, automate, and transform the way they work with the Dynatrace platform. Our expertise and cloud modernization practices cover cloud ecosystem integration, automated incident management and problem resolution, DevOps integration, user experience, business intelligence insights, digital business analytics, and more.
Dynatrace University is our global online, self-service education program that provides several learning options for customers and partners to develop their skills around monitoring, managing, integrating, and analyzing multicloud environments and application workloads with Dynatrace.
Customer Support
We have an innovative onboarding and support service that is focused on simplifying and streamlining customer experience. We use in-product chat as the primary vehicle for customer interaction to drive adoption and growth, as well as to handle issues and user questions. We maintain a SaaS-like connection to tenants and clusters, both in the cloud and managed on customer provisioned infrastructure. Our customer support also includes automatic product updates and upgrades, online access to documentation, a knowledge base, and discussion forums as well as access to Dynatrace University. We also offer an extra level of success and support services for customers that want to accelerate their adoption of our platform, increase their access to support globally 24/7, and extend their hours of expert coverage.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 31, 2024, we had 128 issued patents, 86 of which are U.S. patents, and 63 pending applications, of which 40 are U.S. applications. Our issued patents expire at various dates through November 2042.

We have registered “Dynatrace” and the “Dynatrace” logo as trademarks in the United States and other jurisdictions for our name and our product as well as certain other words and phrases that we use in our business, including “OneAgent,” “PurePath,” “Smartscape,” and “Davis”. We have registered numerous Internet domain names related to our business. We also license software from third parties for integration into our applications and utilize open-source software.
We enter into agreements with our employees, contractors, customers, partners, and other parties with which we do business to limit access to and disclosure of our confidential and proprietary information. See the “Risk Factors” section of this Annual Report for a discussion of risks related to our intellectual property.
Competition
The market for observability, analytics, and application security is evolving, complex, and defined by rapidly changing technology and customer needs. As we have expanded our platform capabilities, we increasingly compete with a wider range of vendors. We expect competition to continually evolve as enterprises shift to dynamic multicloud environments and as more mature vendors look to provide a holistic approach in areas of the market that we serve.
The principal competitive factors in our markets are:
•AI capabilities;
•automation;
•product features, functionality, and reliability;
•ease and cost of deployment, use, and maintenance;
•deployment options and flexibility;
•customer, technology, and platform support;
•ability to easily integrate with customers’ software application and IT infrastructure environments;
•the quality of data collection and correlation;
•interoperability and ease of integration; and
•brand recognition.
We compete either directly or indirectly with infrastructure monitoring vendors, APM vendors, log management vendors, digital experience monitoring (“DEM”) vendors, security vendors, open source and commercial open source vendors, point solutions from public cloud providers, and IT operations management and business intelligence providers with offerings that cover some portion of the capabilities that we provide. Our principal competitors include Cisco (which now includes AppDynamics and Splunk), Datadog, and New Relic.
We also face potential competition from vendors in adjacent markets that may offer capabilities that overlap with ours. We may also face competition from companies entering our market, including large technology companies that could expand their platforms or acquire one of our competitors. See the “Risk Factors” section of this Annual Report for a discussion of risks related to competition.
Sustainability
Overview
We believe advancing and strengthening our sustainability strategy are paramount to our success and are our responsibility as a global company. Our strategy focuses on areas where we can make our business and the communities in which we operate more equitable and sustainable. We group our material sustainability topics into three key pillars: sustaining our environment; people, culture and community; and governance and ethics. With these issues at the forefront, we have embedded our sustainability strategy in our business priorities, mission, purpose, vision, and values.
During our fiscal 2024, we issued our inaugural Global Impact Report, a copy of which is posted on our website at www.dynatrace.com/company/sustainability/. Among other things, our Global Impact Report included our baseline greenhouse gas emissions data and an expanded scope of diversity, equity, inclusion, and belonging (“DEIB”) data for our fiscal 2023.
Over the last year, we continued to develop and implement programs that drive progress on our sustainability initiatives. Later this year, we plan to share our progress in a new Global Impact Report. The contents of our Global Impact Reports are not incorporated into this Annual Report and inclusion of the website address above is an inactive textual reference only.

Human Capital Management
Our company’s vitality comes from the talent, enthusiasm, and innovative spirit of our employees (who we call “Dynatracers”) across the more than 30 countries where we operate. In fiscal 2024, we strengthened and expanded our approach to human capital development. We identified and implemented new and better ways to transform our people, culture, and community initiatives as Dynatrace has expanded its global footprint and continued to focus on long-term growth. We created more global common experiences for our employees and launched a new Culture Code that connects our mission, purpose, vision, and values with our core values and expected behaviors. Our Chief Executive Officer, Chief People Officer, and other leaders continued to discuss various human capital-related topics with our Board of Directors throughout the year.
For several years, third party organizations have recognized Dynatrace as an employer of choice around the globe. During our fiscal 2024, Dynatrace won several of Comparably’s workplace awards - Best Global Culture, Best Leadership, Best Work-Life Balance, Best Engineering Teams, Best HR Teams, Best Product and Design Teams, Best CEO, and Best CEOs for Diversity. In fiscal 2024, we also received a Great Place to Work certification in 13 countries and other awards and recognitions.
As of March 31, 2024, we had approximately 4,700 employees, approximately 33% of whom were located in the United States, and approximately 26% of whom were located in Austria. None of our employees are represented by a labor union; some of our employees outside of the United States are represented by a works council. We have not experienced any work stoppages due to labor disputes. We believe that our relations with our employees and works councils are strong.
As part of our human capital management strategy, we have prioritized a number of initiatives to provide all Dynatracers with an environment in which they can thrive. These initiatives include: (1) strengthening our approach to DEIB in our employee base; (2) working to optimize the Dynatrace workplace experience; and (3) building out our learning and development program to help provide each Dynatracer with tools and pathways to progress in their role. We also believe that our employees should have strong wellness programs, be able to save for their future, and give back to the communities in which we work and live.
Strengthening our approach to DEIB - People, culture, and community initiatives focused on improving our DEIB efforts help us build a more inclusive and supportive culture. At Dynatrace, we respect and value all of our diverse backgrounds, identities, and perspectives. Providing opportunities to qualified individuals is critical to our mission, and we are committed to maintaining a culture where every Dynatracer feels respected, safe, included, and valued. Integral to our DEIB program are our six employee resource groups or “Dynaspaces.” These groups enable employees with shared values, experiences, or identities to collectively raise key topics and priorities to our management team, build community, and provide mentorship.
Optimizing the Dynatrace workplace experience - In fiscal 2024, we continued conducting detailed discovery initiatives to better understand the global employee experience. Among other things, we completed our first global employee engagement survey to measure and assess employment sentiment and engagement and provide us with data to share with leaders at functional and departmental levels. The findings from this survey and our other initiatives have highlighted a number of strengths and also have provided focus areas for future refinements. The Dynatrace Work Model, which has hybrid and remote options, supports increased connection and collaboration, driving cultural vibrancy and supporting innovation, all while enabling a flexible work approach. We continually evaluate this model to balance these objectives.
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
Wellness – We value the health and well-being of our employees. As part of our focus in this area, we provide employees with quarterly, company-designated wellness days to disconnect from work and recharge. Our mental health resources include access to an employee assistance program and we also provide employees with financial wellness tools.
Saving for the future: compensation and benefits - Our compensation program is designed to attract, reward, and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals, and create long-term value for our stockholders. We provide employees with compensation and benefits, which are designed to be competitive for our industry, including retirement savings programs, the opportunity to invest in Dynatrace at a discount through our Employee Stock Purchase Plan (“ESPP”), and medical, dental, vision, and life and disability plans. Our benefits vary around the world due to local country regulations and cultural preferences.
Community service and volunteering - Community service and volunteering allow us to share our skills, passion, and resources to help benefit others, whether they are underprivileged members of society or underrepresented communities in the technology space.

Through our program, Dynatracers can engage in paid time off to volunteer with charitable organizations about which they are passionate.
Corporate Information
Our principal executive offices are located at 1601 Trapelo Road, Suite 116, Waltham, Massachusetts 02451 and our telephone number is (781) 530-1000. Our website is www.dynatrace.com and our Investor Relations website is https://ir.dynatrace.com. Information contained on, or that can be accessed through, our websites is not incorporated by reference into this Annual Report and should not be considered to be part of this Annual Report, and inclusions of our website addresses in this Annual Report are inactive textual references only.
The Dynatrace design logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report are the property of Dynatrace LLC. This Annual Report includes our trademarks and trade names, including, without limitation, Dynatrace, OneAgent®, Smartscape®, PurePath®, Davis® and GrailTM which are our property and are protected under applicable intellectual property laws. Other trademarks and trade names referred to in this Annual Report are the property of their respective owners.
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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 23%, 25%, and 32% in the years ended March 31, 2024, 2023, and 2022, respectively, compared to the prior year. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
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
•changes in go-to-market strategy, customer renewal rates, churn, and our ability to cross-sell additional solutions to our existing customers and our ability to up-sell additional quantities of previously purchased offerings to existing customers;
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
•changes in the demand and growth rate of the markets for observability, application security, analytics, and AI-enabled solutions;
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
The utilization of solutions that we offer on the Dynatrace platform is relatively new. We believe our future success will depend in large part on the growth, if any, in the demand for observability and security solutions that utilize analytics and automation at their core, particularly the demand for enterprise-wide solutions and our ability to provide solutions that meet such ever-evolving needs. We currently target the markets for infrastructure observability, application observability, security protection, security analytics, digital experience, business analytics, and automation. It is difficult to predict customer demand, adoption, churn, and renewal rates for our new and existing solutions, the rate at which existing customers expand their usage of our solutions, and the size and growth rate of the market for our solutions. Expansion in our addressable market depends on a number of factors, including the continued and growing reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased use of microservices and containers, as well as the continued proliferation of mobile applications, large data sets, cloud computing, and the Internet of Things. If our solutions do not achieve widespread adoption, we are not able to develop new solutions that meet customer needs, or there is a reduction in demand for observability and security solutions generally, it could result in reduced customer purchases, reduced renewal rates, and decreased revenue, any of which will adversely affect our business, operating results, and financial condition.

Our business is dependent on overall demand for observability and security solutions and therefore reduced spending on those solutions or overall adverse economic conditions may negatively affect our business, operating results, and financial condition.
Our business depends on the overall demand for observability and security solutions, particularly demand from mid- to large-sized accounts worldwide, and the purchase of our solutions by such organizations is often discretionary. During our fiscal 2024, we observed global economic uncertainty at times as well as lengthening sales cycles. In an economic downturn or during periods of economic or political instability, we believe that our customers or prospects may reduce their operating or IT budgets, which could cause them to defer or forego purchases of observability and security solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts or renewals. To the extent purchases of observability and security solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak or turbulent global economic conditions or a reduction in observability and security spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals, and lower revenue. Moreover, any potential U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, a potential U.S. sovereign default, and uncertainty surrounding the 2024 U.S. Presidential election may increase uncertainty and volatility in the global economy and financial markets. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business and financial results.

As the market for observability and security solutions is relatively new and continues to develop, trends in spending remain unpredictable and subject to reductions due to the changing technology environment and customer needs as well as uncertainties about the future.

If we fail to innovate and do not continue to develop and effectively market solutions that anticipate and respond to the needs of our customers, our business, operating results, and financial condition may suffer.

The markets for observability and security solutions are characterized by constant change and innovation, and we expect them to continue to rapidly evolve. Moreover, many of our customers operate in industries characterized by changing technologies and business models, which require them to develop and manage increasingly complex software application and IT infrastructure environments. Our future success, if any, will be based on our ability to consistently provide our customers with an end-to-end, near real-time view into the performance of their software applications and IT infrastructure, provide notification and prioritization of degradations and failures, perform root cause analysis of performance issues, and analyze the quality of their end users’ experiences and the resulting impact on their businesses and brands. If we do not respond to the rapidly changing needs of our customers by developing and making available new solutions and solution enhancements that can address evolving customer needs on a timely basis, our competitive position and business prospects will be harmed, and our revenue growth and margins could decline.

In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. For example, we have made significant investments in our new application security offering and in developing our GrailTM core technology, AutomationEngine, and AppEngine. In July 2023, we announced that we are expanding our Davis® AI engine to create the observability and security industry’s first hypermodal AI, converging fact-based, predictive, and causal AI insights with new generative AI capabilities.

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
•flaws in our go-to-market strategy, as well as the inability of our sales and marketing teams or those of our partners to sell solutions for new markets and product categories;
•defects, errors, or failures in the design or performance of our new solutions or solution enhancements;
•negative publicity about the performance or effectiveness of our solutions; and
•the perceived value of our solutions or enhancements relative to their cost.
In addition to developing new solutions or enhancements using internal resources, we may acquire technologies from a third party, or acquire another company. Any acquisition of this type could be unsuccessful for a variety of reasons, require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations. For a description of some of the risks related to potential acquisitions, please see the risk below entitled “We may acquire other businesses, products, or technologies in the future which could require significant management attention, disrupt our business or result in operating difficulties, dilute stockholder value, and adversely affect our results of operations.”
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
To continue to grow our business, we need to attract new customers and increase deployment, usage, and consumption of our solutions by existing customers. Our success in attracting new customers and expanding our relationships with existing customers depends on numerous factors, including our ability to:
•offer a compelling, end-to-end observability and security platform, together with advanced AI for IT operations that provides answers and intelligent automation from data at an enormous scale;
•design and execute our sales and marketing strategy;
•effectively identify, attract, onboard, train, develop, motivate, and retain new sales, marketing, professional services, and support personnel in the markets we pursue;
•develop or expand relationships with technology partners, systems integrators, resellers, online marketplaces, and other partners, including strategic alliances and cloud-focused partnerships with GSIs, including Accenture, Deloitte, DXC, and Kyndryl, and hyperscalers such as AWS, GCP, Azure, and others, some of which may also compete with us;
•expand into new geographies and markets, including the business intelligence and data analytics market;
•deploy our platform and solutions for new customers; and
•provide quality customer support and professional services.
Our customers have no obligation to renew their agreements, and our customers may decide not to renew these agreements with a similar contract period, at the same prices and terms or with the same or a greater number of licenses. Although our customer retention rate has historically been strong, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention, churn and expansion rates. Our customer retention and expansion rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our solutions platform, our customer support and professional services, changes to our go-to-market strategy, our prices and pricing plans, the competitiveness of other software products and services, reductions in our customers’ spending levels, customer concerns about macroeconomic trends, user adoption of our solutions, deployment success, utilization rates by our customers, new product releases and changes to our product offerings. For example, we recently updated our go-to-market strategy, which resulted in more than 30% of our customer accounts transitioning to new sales representatives. It is difficult to predict whether these changes will achieve their desired effects and a negative impact on retention and other results is possible. If our customers do not renew their agreements, or renew on less favorable terms, our business, financial condition, and operating results may be adversely affected.

Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our platform and the existing solutions they have implemented, their ability to integrate our solutions with existing technologies, and our pricing models, including our new DPS licensing model. A failure to increase sales to existing customers could adversely affect our business, operating results, and financial condition.

Failure to effectively expand our sales and marketing capabilities could harm our ability to execute on our business plan, increase our customer base, and achieve broader market acceptance of our applications.
Our ability to increase our customer base and achieve broader market acceptance of our solutions will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. We have invested in and plan to continue expanding our sales and marketing organizations, both in the United States and internationally. We also plan to dedicate significant resources to sales and marketing programs, including lead generation activities and brand awareness campaigns, such as our industry events, webinars, and user events with an increased investment in digital or online activities. If we are unable to effectively identify, hire, onboard, train, develop, motivate, and retain talented sales personnel or marketing personnel or if our new sales personnel or marketing personnel, online investments are unable to achieve desired productivity levels in a reasonable period of time, or if we do not create an effective strategy for our personnel to execute, our ability to increase our customer base and achieve broader market acceptance of our offerings could be harmed.

We face significant competition, which may adversely affect our ability to add new customers, retain existing customers, and grow our business.
The markets in which we compete are highly competitive, fragmented, evolving, complex, and defined by rapidly changing technology (including, without limitation, new and evolving uses of AI) and customer needs, and we expect competition to continue to increase in the future. A number of companies, some of which are larger and have more resources than we do, have developed or are developing products and services that currently, or in the future may, compete with some or all of our solutions. We have also been expanding the scope of our solutions to include new offerings and we increasingly compete with other companies in new and adjacent markets. Competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or loss of, market share, any of which could adversely affect our business, operating results, and financial condition.

We compete either directly or indirectly with infrastructure monitoring vendors, APM vendors, log management vendors, DEM vendors, security vendors, open source and commercial open source vendors, point solutions from public cloud providers, and IT operations management and business intelligence providers with offerings that cover some portion of the capabilities that we provide. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software APM, data analytics, compliance, or network visibility vendors, it could adversely affect our ability to compete. We may also face competition from companies entering our market, which has a relatively low barrier to entry in some segments, including large technology companies that could expand their platforms or acquire one of our competitors. For example, Cisco acquired Splunk earlier this year.
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
As the market for our solutions matures, or as new or existing competitors introduce new products, offerings, or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our current pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model or reduce our prices, which could harm our revenue, gross margin, and operating results. Pricing decisions may also impact the mix of adoption among our licensing and subscription models, and negatively impact our overall revenue. Moreover, large global accounts, which we expect will account for a large portion of our business in the future, may demand substantial price concessions. If we are, for any reason, required to reduce our prices, our revenue, gross margin, profitability, financial position, and cash flow may be adversely affected.

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
In addition to our sales force, we rely on partners, including our strategic partners, to increase our sales and distribution of our software and services. We also have independent software vendor partners whose integrations may increase the breadth of the ecosystem in which our solutions can operate, and the size of the market that our solutions can address. We also have partnerships with GSIs, including Accenture, Deloitte, DXC, and Kyndryl, and hyperscalers such as AWS, GCP, and Azure, on which many of our customers depend, and through which our customers may be able to procure and deploy our solutions. We are dependent on these partner relationships to contribute to enabling our sales growth. We expect that our future growth will be increasingly dependent on the success of our partners and our partner relationships, and if those partnerships do not provide such benefits, our ability to grow our business will be harmed. If we are unable to scale our partner relationships effectively, or if our partners are unable to serve our customers effectively, we may need to expand our services organization, which could adversely affect our results of operations.

Our agreements with our partners are generally non-exclusive, meaning our partners may offer products from several different companies to their customers or have their products or technologies also interoperate with products and technologies of other companies, including products that compete with our offerings. Moreover, some of our partners also compete with us, and if our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors or fail to meet the needs of our customers, our ability to grow our business and sell our offerings will be harmed. Many of our customers are also customers of hyperscalers such as AWS, GCP, and Azure. If our solutions fail to interoperate effectively with the hyperscalers’ products, or if our partnerships with one or more of these hyperscalers are not successful or are terminated, our ability to sell additional products or offerings to these customers and our ability to grow our business will be harmed. Furthermore, our partners may cease marketing our offerings with limited or no notice and with little or no penalty, and new partners could require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our partners, our possible inability to replace them or our failure to recruit additional partners could harm our results of operations. Our partner structure could also subject us to lawsuits or reputational harm if, for example, a partner misrepresents the functionality of our offerings to customers or violates applicable laws or our corporate policies.

We believe the Dynatrace brand is integral to our future success and if we fail to cost-effectively maintain and enhance awareness of our company, our business and competitive position may be harmed.
We believe that maintaining and enhancing the Dynatrace brand and increasing market awareness of our company and our solutions are critical to achieving broad market knowledge of our existing and future solutions. Increasing awareness is important to attract and retain customers, partners, and employees, particularly as we continue to introduce new capabilities and enhancements and expand internationally. In addition, independent industry analysts, such as Gartner and Forrester, often provide reviews of our solutions, as well as those of our competitors, and perception of our solutions in the marketplace may be significantly influenced by these reviews. We have no control over what these or other industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our solutions or view us as a market leader.

The successful promotion of the Dynatrace brand and the market’s awareness of our solutions and platform will depend largely upon our ability to continue to offer and market enterprise-grade observability and security solutions, share our thought leadership, and continue to successfully differentiate our solutions from those of our competitors. We have invested, and expect to continue to invest, substantial resources to promote and maintain our brand and generate sales leads, both in the United States and internationally, but there is no guarantee that our awareness strategies will enhance the recognition of our brand or lead to increased sales. If our efforts to promote and maintain our brand are not cost effective or successful, our operating results and our ability to attract and retain customers, partners and employees may be adversely affected. In addition, even if our brand recognition and customer loyalty increase, this may not result in increased sales of our solutions or higher revenue.

Our sales cycles can be long, unpredictable and vary seasonally, which can cause significant variation in the number and size of transactions that close in a particular quarter.
Many of our customers are large enterprises, whose purchasing decisions, budget cycles and constraints, and evaluation processes are unpredictable and out of our control. During recessionary times, or when there is volatility or uncertainty in the global economy or in the economies of the countries in which we operate, our sales cycles may be elongated and our customers’ purchasing decisions may be delayed or cancelled. In addition, we are experiencing, and we may continue to experience, an increase in the number of large, strategic deals where customers are looking to make broader observability architecture decisions. These deals come with a higher degree of variability, longer sales cycles, greater uncertainty of completing the sale, and specially negotiated terms. The length of our sales cycle, from initial evaluation to payment for our subscriptions, can range from several months to over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment of resources in field sales, partner development, marketing, and educating our customers about the use, technical capabilities, and benefits of our platform and services. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform, but also those of other companies or the consideration of internally developed alternatives, including those using open source software. Some of our customers initially deploy our platform on a limited basis, with no guarantee that they will deploy our platform widely enough across their organization to justify our substantial pre-sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.

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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In our last two fiscal years, we hired a new Chief Financial Officer, Chief Revenue Officer, Chief Marketing Officer, Chief Legal Officer, Chief People Officer, and Chief Accounting Officer, among other leadership changes.

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

We rely on highly skilled personnel and if we are unable to attract, retain, or motivate substantial numbers of qualified personnel or expand and train our personnel, we may not be able to grow effectively.
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
We believe that a critical component to our success has been a focus on maintaining an entrepreneurial and innovative corporate culture. We believe our culture has contributed significantly to our abilities to innovate and develop new technologies and attract and retain employees. We have spent substantial time and resources in building our team while maintaining this corporate culture. Over our last two fiscal years, our total employee headcount as of March 31, 2024 increased 32% compared to our total headcount as of March 31, 2022 and we also expanded our international employee presence. The addition of new employees from different business backgrounds in different geographic locations, and the significant number of employees who work either on a hybrid or remote basis may make it difficult for us to maintain our corporate culture. If our culture is negatively affected, our ability to support our growth and innovation may diminish.

Our credit facility contains restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
In 2022, we entered into a senior secured revolving credit facility in the aggregate amount of $400.0 million. As of March 31, 2024, we had $399.2 million available under the credit facility with $0.8 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods, and the applicable interest rates and fee margins, which vary based on prescribed formulas. The credit facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our credit facility remains outstanding.

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

Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy

Security breaches, computer malware, computer hacking attacks, and other security incidents or compromises could harm our business, reputation, brand, and operating results.
We have in the past been, and may in the future be, the target and victim of cybersecurity attacks, including email phishing and other types of attacks. In general, security incidents, breaches, and compromises have increased in sophistication and have become more prevalent across industries and may occur on our systems; on the systems of third parties that we use to host our solutions or SaaS solutions that we use in the operation of our business; on the systems or libraries of third parties that we use to develop our products; or on third party hosting platforms on which our customers’ host their systems. These security incidents or compromises may be caused by, or result in, but are not limited to, security breaches, computer malware or malicious software, ransomware, phishing attacks, computer hacking, denial of service attacks, security system control failures in our own systems or from vendors that we or our customers use, software vulnerabilities, social engineering, sabotage, malicious downloads, and the errors or malfeasance of our own or our customers’ or vendors’ employees. Although we have taken significant measures to detect, effectively remediate, and prevent future phishing and other attacks and security threats, we cannot be certain that our efforts will be effective to prevent and remediate all attacks and security threats. As a result, unauthorized access to, security breaches, incidents, or compromises of, or denial-of-service attacks against our platform could result in the unauthorized access to, or use of, and/or loss of, such data, as well as loss of intellectual property, customer data, employee data, trade secrets, or other confidential or proprietary information. In particular, because we utilize a multi-tenant platform, any security breach, incident, or compromise could potentially affect a significant amount of our customers.

The consequences of a security breach, incident, or compromise may be more severe if customers have chosen to configure our platform to collect and store confidential, personal, sensitive, or proprietary information. Our customers determine, through their configuration, the nature of the customer data processed by Dynatrace, and accordingly the content of the notices that they provide to data subjects as well as the consents that they obtain, if they do in fact, obtain consent. As such, our risks are also affected by how our customers obtain consent or provide transparency to the individuals whose data is provided by the customer to Dynatrace. If our customers fail to comply with applicable law or fail to provide adequate notice or to obtain consent, we could be exposed to a risk of loss, litigation, or regulatory action, and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired.

We and certain of our service providers have experienced and may in the future experience disruptions, outages, and other performance problems on our internal systems due to service attacks, unauthorized access, or other security related incidents or compromises affecting personal information. Any security breach, incident, or compromise or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification, or corruption of data, software, hardware or other computer equipment and the inadvertent transmission of computer malware could harm our business, operating results, and financial condition, and expose us to claims arising from loss or unauthorized disclosure of confidential or personal information or data and the related breach of our contracts with customers or others, or of privacy or data security laws. If an actual or perceived security incident, breach, or compromise occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines, including fines assessed under the European General Data Protection Regulation (“GDPR”) or other privacy laws, private lawsuits, and changed security control, system architecture, and system protection measures.
We have administrative, technical, and physical security measures in place, as well as policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures. We also proactively employ multiple methods at different layers of our systems to defend against intrusion and attack and to protect our data. However, because the techniques used to obtain unauthorized access or to compromise or sabotage systems change frequently and generally are not identified until they are launched against or even penetrate a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. We may therefore experience security breaches, incidents, or compromises that may remain undetected for extended periods of time. Vendors’ or suppliers’ software or systems may be susceptible or vulnerable to breaches and attacks, which could compromise our systems. A vendor or other supply chain-related breach or compromise could spread to our own systems or affect our operations or financial systems in material ways that we cannot yet anticipate.

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

Because data security is a critical competitive factor in our industry, we make statements in our privacy policies, our online product documentation, and in our marketing materials describing the security of our platform, including descriptions of certain security measures we employ or security features embedded within our offerings. In addition, our customer contracts include commitments related to security measures and data protection. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, or if any of these security measures or features prove to be ineffective or are perceived to be ineffective, we may face claims, including claims of unfair or deceptive trade practices or breach of regulations including GDPR, brought by the U.S. Federal Trade Commission, state, local, or foreign regulators (e.g., a European Union-based data protection authority) or private litigants, and breach of contract.

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
Our solutions and underlying platform are complex, and in the past, we or our customers have discovered software errors, failures, defects, and vulnerabilities in our solutions after they have been released, including after new versions or updates are released. Our solutions and our platform are frequently deployed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which have in the past, and may in the future, cause errors in, or failures of, our solutions or other aspects of the computing environment into which they are deployed. In addition, deployment of our solutions into complicated, large-scale computing environments have in the past exposed, and may, in the future, expose undetected errors, failures, defects, or vulnerabilities in our solutions. AI may not work as we had anticipated or it may produce unexpected results or outcomes. Despite testing by us, errors, failures, defects, or vulnerabilities may not be found in our solutions until they are released to our customers or thereafter. Real or perceived errors, failures, defects, or vulnerabilities in our solutions (in particular, any failure of our application security offering to perform as warranted) could result in, among other things, negative publicity and damage to our reputation, lower renewal rates, loss of or delay in market acceptance of our solutions, loss of competitive position, or claims by customers for losses sustained by them or expose us to breach of contract claims, regulatory fines, and related liabilities. If vulnerabilities in our solutions are exploited by adversaries, our customers could experience damages or losses for which our customers seek to hold us accountable. In the case of real or perceived errors, failures, defects, or vulnerabilities in our solutions giving rise to claims by customers, we may be required, or may choose, for regulatory, contractual, customer relations, or other reasons, to expend additional resources in order to help correct the problem.

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
The success of our business depends on our ability to protect and enforce our proprietary rights, including our patents, trademarks, copyrights, trade secrets, and other intellectual property rights, throughout the world. We attempt to protect our intellectual property under patent, trademark, copyright, and trade secret laws, and through a combination of confidentiality procedures, contractual provisions, internal policies and other methods, all of which offer only limited protection. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products, offerings, and services that compete with ours. In the past, we have been made aware of public postings of portions of our source code. It is possible that released source code could reveal some of our trade secrets and impact our competitive advantage. Some license provisions protecting against unauthorized use, copying, transfer, reverse engineering, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and in some countries, there may not be sufficient legal processes available to us, in a timely fashion or at all, to enable us to effectively protect our intellectual property. In expanding our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase. In addition, the use of other companies’ generative AI tools by our employees or contractors in a manner that violates our internal policies may compromise some of our proprietary or intellectual property rights.

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

Moreover, policing unauthorized use of our technologies, solutions, and intellectual property is difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies, or intellectual property rights.

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

•In the United States, state legislatures continue to propose and pass comprehensive privacy legislation, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act in November 2020, effective on January 1, 2023 gives California residents rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. It is not yet fully clear how the CCPA will be interpreted. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses to comply and increase our potential exposure to regulatory enforcement and/or litigation. Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, and in some states efforts to pass comprehensive privacy laws have been successful. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
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
•Current or future laws, regulations, and ethical considerations related to the use of AI technology may impact our ability to provide insights from data and use certain data to develop our offerings. Our company has significant experience with AI and we have incorporated it within our offerings for several years. While we focus on using AI in a responsible, ethical, and legal manner, our use of AI and the impact of laws, regulations, and ethical considerations for AI generally, and as they apply to our customers, may also require us to develop new or different systems and processes to test for accuracy, bias, and other variables and could increase our burden and cost of research and development in this area. These factors may also impose burdensome and costly requirements on our ability and our customers’ ability to utilize data in innovative ways. For example, the EU has adopted the AI Act and in the United States, new AI-related laws and rulemakings are underway or being proposed at the federal, state, and local levels. AI is evolving rapidly and if our use of AI and data were to draw controversy, it could harm our reputation and give rise to legal or regulatory action.

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

In addition to the laws and regulations to which we are subject regarding the collection, processing, storage, use, and sharing of certain information, our contracts with customers include specific obligations regarding the protection of confidentiality and the permitted uses of personally identifiable and other proprietary information. We also publicly post documentation regarding our practices concerning the collection, processing, use, and disclosure of data. Although we endeavor to comply with our published policies and documentation and the various laws and regulations that we are subject to, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies and product documentation or privacy laws or regulations, changing consumer expectations, evolving laws, rules, and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the imposition of significant fines, penalties or other liabilities, which could, individually or in the aggregate, materially and adversely affect our business, financial condition, and results of operations. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations.

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
We operate in over 30 countries around the world and, as a multinational corporation, we are subject to income and non-income taxes, including payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various non-U.S. jurisdictions.

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

The amount of taxes that we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and in determining the realizability of tax attributes, such as foreign tax credits and domestic deferred tax assets. From time to time, we are subject to regular tax audits, examinations, and reviews in the ordinary course of business. While we believe that our tax estimates are reasonable and we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation and require us to pay additional taxes. If any amounts that we ultimately pay to a tax authority differ materially from amounts that we previously recorded, it could negatively affect our financial results and operations for the period at issue and on an ongoing basis.

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

Tax laws, rules, and regulations are constantly under review by persons involved in the legislative process and by tax authorities. Changes to tax laws (which may have retroactive application) could adversely affect us or holders of our common stock. For example, changes in tax laws, rules, regulations, treaties, rates, changing interpretation of existing laws or regulations, the impact of accounting for share-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax, can increase our or our stockholders’ tax liability. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

The Organization for Economic Cooperation and Development reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are expected to be subject to the Pillar Two rules in fiscal year 2025 in the jurisdictions that have adopted the rules. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.

We are subject to a number of risks associated with global sales and operations.
Revenue from customers located outside of the United States represented 44% of our total revenue for the fiscal year ended March 31, 2024. As of March 31, 2024, approximately 67% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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
•compliance with U.S. and foreign import and export control and economic sanctions laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security and the executive orders and laws implemented by the U.S. Department of the Treasury’s Office of Foreign Asset Controls;
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical disruption, may result in extreme volatility in credit, equity, and foreign currency markets. These conditions, including changes in inflationary pressures, rising interest rates, lower consumer confidence or uneven or lower spending, volatile capital markets, financial and credit market fluctuations, political turmoil, natural catastrophes, epidemics, warfare (including the ongoing conflicts in Ukraine, and in Israel and surrounding areas), and terrorist attacks on the United States or elsewhere, may also adversely affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles, which would adversely affect our overall pipeline as well as our revenue growth expectations. For example, we have seen lengthening sales cycles, which may affect our future revenues and results of operations. In addition, increased economic uncertainty in the United States and abroad could lead to periods of economic slowdown or recession, continued inflation and higher interest rates, and the occurrence of such events, or public perception that any of these events may occur, could result in a general decrease in spending on technology or other business interruptions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within the technology industry. If macroeconomic or geopolitical conditions deteriorate or if the pace of recovery slows or is uneven, our overall results of operations could be adversely affected.

We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in the European credit, equity, and foreign currency markets or geopolitical disruptions (including ongoing conflicts in Ukraine, and in Israel and surrounding areas) could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe (where a significant amount of our research and development operations are concentrated) and other regions throughout the world. If tensions between the United States, members of NATO and other countries continue to escalate and create global security concerns, it may result in an increased adverse impact on regional and global economies and increase the likelihood of cyber-attacks. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

In 2022, we suspended all business in Russia and Belarus. Although we do not have material operations in Ukraine, Russia, or Belarus, geopolitical instability in the region, new sanctions, and enhanced export controls has and may continue to impact our ability to sell or export our platform in Ukraine, Russia, Belarus and surrounding countries. Similarly, our operations in Israel and the surrounding areas are not material to our business results, though geopolitical instability in the region may impact our ability to sell or export our platform there. While we do not believe the overall impact to be material to our business results, if these conflicts and the scope of sanctions expand further or persist for an extended period of time, our business could be harmed.

Because we recognize revenue from our SaaS subscriptions and term licenses over the subscription or license term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue that we report in each quarter from the Dynatrace platform is derived from the recognition of revenue relating to contracts entered into during previous quarters. For the three months ended March 31, 2024, revenue recognized from deferred revenue at the beginning of the period was $319 million. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.

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

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition” included in Part II, Item 7 of this Annual Report.

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

U.S. Generally Accepted Accounting Principles (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or a change in these interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

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
Our growth depends upon our ability to enhance our existing offerings and our ability to introduce new offerings on a timely basis. We intend to continue to address the need to develop new offerings and enhance existing offerings both through internal research and development, and also through the acquisition of other companies, product lines, technologies, and personnel. For example, in August 2023, we acquired Rookout, a provider of enterprise-ready and privacy-aware solutions that enable developers to quickly troubleshoot and debug actively running code in Kubernetes-hosted cloud-native applications. In March 2024, we acquired Runecast, a provider of software solutions that provide insights for security compliance, vulnerability assessment, and configuration management for complex, on-premises, hybrid and multi-cloud IT environment. We expect to continue to consider and evaluate a wide array of potential acquisitions as part of our overall business strategy, including, but not limited to, acquisitions of certain businesses, technologies, services, products, and other assets and revenue streams. At any given time, we may be engaged in discussions or negotiations with respect to one or more acquisitions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable acquisition opportunities, and we may not be able to complete such acquisitions on favorable terms. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors, and could be disruptive to our operations.

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
Our business is subject to regulation by various U.S. federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy, cybersecurity and data protection laws, anti-bribery laws, trade controls, federal acquisition regulations and guidelines, federal securities laws, and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and we must continue to monitor and dedicate resources to ensure continued compliance. We also anticipate continued changes in the laws and regulations governing cybersecurity controls and processes, data governance, trade controls, and the use of AI. Non-compliance with applicable regulations or requirements could subject us to litigation, investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition. Changes in cybersecurity, data governance, trade, and AI regulation, as well as geopolitical tensions, could increase our cost of doing business, for example, by requiring breach notifications or increased restrictions on trade, or requiring that data be retained, accessed, and viewed only within specific jurisdictional locations.

We are subject to governmental export, import, and sanctions controls that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.
Our solutions are subject to export control and economic sanctions laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security and the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports, re-exports, and transfers of our software and services must be made in compliance with these laws and regulations. Obtaining the necessary authorizations, including any required license for a particular sale, may be time consuming, is not guaranteed and may result in the delay or loss of sales opportunities.

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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through May 20, 2024. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
•sales of large blocks of our common stock;
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. One of our historically largest shareholders, the Thoma Bravo Funds, sold approximately 53.4 million shares of our common stock during our fiscal 2024, and an additional approximately 6.5 million shares in the first quarter of our fiscal 2025, bringing their beneficial ownership below 5% of our common stock as of May 20, 2024. In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.

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
We have never declared or paid any dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

We are subject to risks related to public health crises such as the COVID-19 pandemic. The COVID-19 pandemic, and policies and regulations implemented by governments in response to it, had a significant impact, both directly and indirectly, on global businesses and commerce and indirect effects, such as worker shortages and supply chain constraints. Future global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

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

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to comply with these new laws. Numerous treaties, laws, and regulations have been enacted or proposed in an effort to regulate climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may result in increased operating costs across various levels of our supply chain, which could cause us to increase costs to satisfy service obligations to our customers. We may also incur costs associated with increased regulations or investor requirements for increased sustainability disclosures and reporting, including reporting requirements and standards or expectations regarding the environmental impacts of our business. The cost of compliance with, or failure to comply with, such laws and regulations could result in increased compliance costs, and any untimely or inaccurate disclosure could adversely affect our reputation, business, or financial performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
We have dedicated substantial resources to prevent and manage cybersecurity risk. We have administrative, technical, and physical security measures in place, as well as policies and procedures to require third parties to whom we transfer data to implement and maintain appropriate security measures. We proactively employ multiple methods at different layers of our systems which are designed to defend against intrusion and attack and protect our data. We also consider the threats and challenges that we and other companies face as cybersecurity attacks grow in frequency and complexity.
We have in the past been, and may in the future be, the target and victim of cybersecurity attacks. In general, security incidents have increased in sophistication and have become more prevalent across industries and may occur on our systems, or on the systems of third parties we use to host our solutions or SaaS solutions that we use in the operation of our business, or on those third party hosting platforms on which our customers’ host their systems. Although we have taken significant measures to detect, effectively remediate, and prevent phishing and other attacks and security threats, we cannot be certain that our efforts will be effective to prevent and remediate all attacks and security threats. To date, we do not believe we have experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. See the “Risk Factors” section of this Annual Report for more information on material cybersecurity risks that we face.
Risk Management and Strategy
Cybersecurity risk management is integrated within our enterprise risk management (“ERM”) program, which identifies, prioritizes as to likelihood and magnitude, and continuously monitors the various short-term and long-term risks that Dynatrace faces and how they are being addressed. In developing our cybersecurity risk management program, we are informed by industry benchmarks and standards, including the cybersecurity framework created by the National Institute of Standards and Technology (“NIST”). We also have various security-related certifications and authorizations, including ISO 27001, SOC 2 Type II, FedRAMP and StateRAMP.
We have an Information Security Office that is responsible for preventing, assessing, detecting, mitigating, and remediating cybersecurity risks. The Information Security Office, which is led by our Chief Information Security Officer (“CISO”), works cross-functionally with different business and corporate functions, as all Dynatrace employees are considered critical to our company’s security. Our Information Security Office also partners with external organizations to maintain and enhance our cybersecurity systems and processes. Our Board of Directors and two of its committees are also involved in the oversight of our cybersecurity risk management. We discuss our CISO and the Board in more detail in the “Governance” section below.
Risk assessment and management - Our corporate and product security professionals assist in managing cybersecurity systems and in preventing, detecting, assessing, and resolving cybersecurity incidents. We build cybersecurity principles into our product development and system design, we have internal and external penetration testers who test our product platform and corporate systems, and we have a bug bounty program that can incentivize external security researchers who help us identify and fix bugs and vulnerabilities before they are exploited. Our internal audit team and our company’s independent auditors periodically assess the effectiveness of certain of our cybersecurity-related controls. From time to time, we also engage external consultants and advisors to perform independent security testing and assessments and to assist with aspects of our cybersecurity program. We also utilize automated technology that alerts our security team of unusual activity in our corporate systems, product platform, and public-facing systems. As part of our processes, we require applicable internal approvals for changes to security-critical aspects of our product platform and services.
Third-party risk management - We assess the cyber risk of potential third-party service vendors, partners, and other service providers. We evaluate third parties before onboarding and periodically afterwards or if we detect a significant change in their cyber risk rating. We also perform security assessments on third-party code libraries before internal use.
Incident response planning - We have an incident response plan that sets forth a structured process and approach for how we assess, respond to, and remediate cybersecurity incidents. Under the plan, our CISO, the Information Security Office, and any incident response team that may be formed, work with our legal team, our privacy office, and any other applicable internal teams and external resources to address and communicate about incidents to key stakeholders, including the Board and its Cybersecurity Committee. We review and test the plan from time to time to enhance management and Board preparedness in the event of a potential cybersecurity incident and to identify areas of continuous improvement.
Training and education - We require employees and contractors to complete data protection and security awareness training in connection with onboarding and annually thereafter. These trainings cover a wide range of topics, including, but not limited to, ransomware, impersonation attacks, data handling and privacy, fraud, phishing, and identity theft. From time to time, we also require supplemental training depending on an individual’s role or job responsibilities. Our CISO also periodically presents on cybersecurity matters at company-wide meetings and with individual business and corporate functions.
Governance
Board oversight – Our Board of Directors, as a whole and through its committees, has responsibility for the oversight of our risk management. The Board is responsible to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.
The Board has a standalone Cybersecurity Committee that is responsible for managing oversight of our cybersecurity-related investments, programs, plans, controls, and policies. The Cybersecurity Committee also provides feedback on cybersecurity-related matters, including, but not limited to, strategies, objectives, capabilities, initiatives, and policies. The Cybersecurity Committee meets during the year with the CISO and other members of our executive leadership team. In between meetings, the CISO periodically provides the Cybersecurity Committee with a written report on cybersecurity matters.
The Board’s Audit Committee oversees our ERM program, which includes cybersecurity risk management as a focus area. The full Board also receives periodic reports from management on the ERM program.
The Chairs of the Cybersecurity Committee and the Audit Committee periodically update the full Board on specific committee-level topics and discussions. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.
From time to time, the CISO and other members of our executive leadership team discuss cybersecurity-related matters with the full Board at its scheduled meetings. Outside of scheduled meetings, management also periodically notifies or updates the Cybersecurity Committee or the Board, as appropriate, regarding certain types of cybersecurity incidents and matters.
Management’s role – Management is responsible for assessing and managing our material cybersecurity risks, practices and policies on a day-to-day basis.
Our CISO, who reports to the Chief Financial Officer, leads the Information Security Office and our cybersecurity program. Our CISO has worked in information technology and cybersecurity roles for more than three decades and has led our program since 2018. As part of his role, our CISO is responsible for communicating and coordinating cybersecurity-related matters with the Board and the Cybersecurity Committee (as discussed above) and our executive leadership team. For example, our CISO collaborates with the Chief Technology Officer and the Chief Legal Officer on cybersecurity measures throughout the organization and the CISO works with the Chief Product Officer in connection with the introduction or updating of security features for the Dynatrace platform and our services.
The Information Security Office is comprised of professionals who collectively have significant experience in a wide range of cybersecurity matters, including threat assessment and detection, incident response, and risk management. The Information Security Office works with Dynatrace’s other business and corporate functions and keeps the CISO informed and updated regarding key cybersecurity-related matters in accordance with our internal reporting processes.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Waltham, Massachusetts and consists of approximately 60,000 square feet of space under a lease that expires in 2027. Our primary research and development facility is located in Linz, Austria and consists of approximately 93,000 square feet of space under a lease that expires in 2036. In 2026, we plan to expand our Linz campus by an additional 187,000 square feet of space. We also lease other facilities in the United States and internationally, the largest of which in the United States are in Denver, Colorado and Detroit, Michigan, and the largest of which internationally are in Vienna, Austria and Gdansk, Poland. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space to accommodate expansion of our operations.
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
Holders of Record
As of May 20, 2024, there were 41 stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, our credit facility places restrictions on the ability of our subsidiaries to pay cash dividends or make distributions to us.
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

	Base Period
	8/1/2019	3/31/2020	3/31/2021	3/31/2022	3/31/2023	3/31/2024
Dynatrace, Inc.	$100.00	$99.96	$202.26	$197.48	$177.36	$194.72
S&P 500	$100.00	$87.51	$134.51	$153.39	$139.13	$177.90
S&P 500 Information Technology	$100.00	$100.32	$165.35	$198.19	$187.19	$271.04
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Please see the “Overview - Recent Developments” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for information regarding the share repurchase program that we announced on May 15, 2024.
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
Overview
Dynatrace offers the only end-to-end unified platform that combines broad and deep observability and continuous runtime application security with advanced AI for IT operations to provide answers and intelligent automation from data at an enormous scale. Our comprehensive solutions help IT, development, security, and business operations teams at global organizations modernize and automate cloud operations, deliver software faster and more securely, and provide significantly improved digital experiences.
Many of the world’s largest organizations trust the Dynatrace platform to accelerate digital transformation. We have been seeing increased demand for large, strategic deals in which customers’ business criteria drive broader technology architecture decisions. At the same time, workloads continue migrating to the cloud as customers seek the agility, flexibility, and rapid technology advancements that can prove elusive in on-premises data center environments. AI has been sweeping across industries and exploding in relevancy and criticality as organizations desire significant advancements in innovation, productivity, and performance. The escalating cybersecurity threat landscape is also increasing the need for more sophisticated protection. The confluence of these megatrends in dynamic hybrid, multicloud environments brings a scale and frequency of change that is exponentially greater than that of just a few years ago. As enterprises and public sector institutions embrace modern cloud environments as the underlying foundation of their business and digital transformations, we believe that the scale, growing complexity, and dynamic nature of these environments are rapidly making solutions such as the Dynatrace platform mandatory instead of optional for many organizations.
We take Dynatrace to market through a combination of our global direct sales team and a network of partners, including GSIs, cloud providers, resellers and technology alliance partners. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion, which we believe see more value from our integrated full-stack platform.
We generate revenue primarily by selling subscriptions, which we define as SaaS agreements, term-based licenses, perpetual licenses, and maintenance and support agreements. The majority of our customers deploy Dynatrace as a SaaS solution to get the latest Dynatrace features and updates with greatly reduced administrative effort. We also provide options to deploy our platform in customer-provisioned infrastructure.
During our fiscal 2024, we introduced a new version of the DPS licensing model which provides customers with more modern pricing with flexibility and transparency. Under the DPS model, a customer makes a minimum annual spend commitment at the platform level and then consumes that commitment based on actual usage and a straightforward rate card. Any platform capability can be used in any quantity at any time based on the customer’s evolving needs.
The Dynatrace platform has been commercially available since 2016 and is the primary offering we sell.
Fiscal 2024 Financial Highlights
We delivered strong fiscal 2024 financial results in a dynamic macroeconomic environment, demonstrating the durability of our business model.
•Our annual recurring revenue (“ARR”) was $1,504 million as of March 31, 2024, which reflected 21% growth year-over-year;
•For the full year ended March 31, 2024, we were once again profitable and delivered solid operating income;
•As of March 31, 2024, we had approximately $883 million of cash, cash equivalents, and investments and no long-term debt; and
•Dynatrace customers increased to approximately 4,000 as of March 31, 2024 from approximately 3,600 as of March 31, 2023.

We believe in a disciplined and balanced approach to operating our business. We plan to continue driving innovation to meet customers’ needs and grow our customer base. We also plan to invest in future growth opportunities that we expect will drive long-term value, while leveraging our global partner ecosystem, optimizing costs, and improving efficiency and profitability.
We believe this approach is even more important at this time as we navigate the current macroeconomic environment, which can include geopolitical considerations, fluctuations in credit, equity, and foreign currency markets, changes in inflation, interest rates, consumer confidence and spending, and other factors that may affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles. In the ongoing dynamic macroeconomic landscape, we continue to factor a challenging climate. We have seen resiliency in our industry and we remain confident in our ability to execute in this environment. Please see the section titled “Risk Factors” included under Part I, Item 1A for further discussion of the possible impact of macroeconomic conditions on our business and regarding fluctuations in our annual and quarterly operating results.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
•Extend our technology and market leadership position. We intend to maintain our position as the market-leading unified observability and security platform through increased investment in research and development, and innovation. We plan to expand the functionality of our end-to-end Dynatrace platform and investing in capabilities that address new market opportunities. We also plan to evolve our AI capabilities to drive differentiation. We believe this strategy will enable new growth opportunities and allow us to deliver differentiated high-value outcomes to our customers.
•Expand and strengthen our relationships with existing customers. We plan to establish new and deeper relationships within our existing customers’ organizations (notably, development teams) and expand the breadth of our platform capabilities to provide for expansion opportunities. In addition, we believe the ease of implementation of Dynatrace provides us with the opportunity to expand adoption within our existing enterprise customers, across new customer applications, and into additional business units or divisions. While still in its early stages, we also believe that our DPS licensing model will drive further expansion opportunities for customers that prefer the flexibility and predictability of pricing under that model.
•Grow our customer base. We intend to drive new customer growth through a focus on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion and more complex IT ecosystems and cloud environments. In particular, we are increasing the focus of our sales force on the largest 500 global companies and strategic enterprise accounts. In addition, we plan to expand our reach internationally to what we believe are large, mostly untapped markets for our company, while leveraging our sector specialization globally.
•Leverage our strategic partner ecosystem. We intend to invest in our strategic partner ecosystem, with a particular emphasis on building cloud-focused, loyal and comprehensive partnerships with GSIs and hyperscaler cloud providers. These strategic partners continually work with their customers to help them digitally transform their businesses and reduce cloud complexity. By working more closely with strategic partners, our objective is to participate in digital transformation projects earlier in the purchasing cycle and enable customers to establish more resilient cloud deployments from the start.
Recent Developments
On May 15, 2024, we announced a share repurchase program for up to $500 million of common stock. We are not obligated to acquire a specific number of shares. The repurchase program does not have a time limit and may be suspended, modified, or terminated at any time, without prior notice. We plan on funding repurchases with our current cash and cash equivalents and future cash flows.
Key Metrics
In addition to our U.S. GAAP financial information, we use the following key metrics to help us measure and evaluate our business and performance and to help us identify trends affecting our operations.

	As of March 31,
	2024	2023	2022
Total ARR (in thousands)	$1,503,819	$1,246,681	$995,121
Dollar-based Net Retention Rate	111%	119%	120%+
Annual Recurring Revenue: We define ARR as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings, where customers are billed in arrears based on product usage.

Dollar-based Net Retention Rate: We define the dollar-based net retention rate as the Dynatrace ARR at the end of a reporting period for the cohort of Dynatrace accounts as of one year prior to the date of calculation, divided by the Dynatrace ARR one year prior to the date of calculation for that same cohort. Our dollar-based net retention rate reflects customer renewals, expansion, contraction and churn, and excludes the benefit of Dynatrace ARR resulting from the conversion of Classic products to the Dynatrace platform. Beginning in fiscal 2023, we began to exclude the headwind associated with the Dynatrace perpetual license ARR given the diminishing impact of perpetual license ARR. We believe that eliminating the perpetual license headwind results in a dollar-based net retention rate metric that better reflects Dynatrace’s ability to expand existing customer relationships. Dollar-based net retention rate is presented on a constant currency basis.
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
Cost of Revenue
Cost of subscription. Cost of subscription revenue includes all direct costs to deliver and support our subscription products, including salaries, benefits, bonuses, share-based compensation and related expenses such as employer taxes, third-party hosting fees related to our cloud services, allocated overhead for depreciation of equipment, facilities, and IT, and amortization of internally developed capitalized software technology. We recognize these expenses as they are incurred.
Cost of service. Cost of service revenue includes salaries, bonuses, benefits, share-based compensation, and related expenses such as employer taxes for our services organization, allocated overhead for depreciation of equipment, facilities, and IT. We recognize these expenses as they are incurred.
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
Operating Expenses
Personnel costs, which consist of salaries, benefits, bonuses, share-based compensation and, with regard to sales and marketing expenses, sales commissions, are the most significant component of our operating expenses. We also incur other non-personnel costs, such as an allocation of our general overhead expenses, including depreciation of equipment, facilities, IT, and other costs.
During the fourth quarter of fiscal 2023, we refined our methodology used to allocate depreciation expense for certain property and equipment to better align the expense with the related use of the property and equipment. This has been retrospectively applied to fiscal 2023. See Note 2, Significant Accounting Policies, of our audited consolidated financial statements included in this Annual Report for further information.

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
General and administrative. General and administrative expenses primarily consist of the personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel, and other corporate expenses, including those associated with our ongoing public reporting obligations. We anticipate continuing to incur additional expenses as we continue to invest in the growth of our operations.
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships and capitalized software and tradenames.
Interest Income (Expense), Net
Interest income (expense), net, consists primarily of interest income primarily from money market funds, bank deposits, debt securities held as investments and certificates of deposits, interest expense on our former term loan facility, fees on our revolving credit facility, loss on debt extinguishment and amortization of debt issuance costs.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the foreign derived intangibles deduction, (2) the generation of U.S. foreign tax credits, and (3) share-based compensation windfalls, partially offset by (4) foreign withholding taxes, (5) nondeductible executive compensation, and (6) foreign earnings taxed at rates higher than the U.S. statutory rate. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.
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

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Fiscal Year Ended March 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$1,359,354	95%	$1,083,330	94%	$870,439	94%
Service	71,176	5%	75,200	6%	59,006	6%
Total revenue	1,430,530	100%	1,158,530	100%	929,445	100%
Cost of revenue:
Cost of subscription	184,765	13%	144,445	12%	111,646	12%
Cost of service	65,423	5%	62,882	6%	45,717	5%
Amortization of acquired technology	16,265	1%	15,564	1%	15,513	2%
Total cost of revenue (1)	266,453	19%	222,891	19%	172,876	19%
Gross profit	1,164,077	81%	935,639	81%	756,569	81%
Operating expenses:
Research and development (1)	304,739	21%	218,349	19%	156,342	17%
Sales and marketing (1)	534,233	37%	448,015	39%	362,116	39%
General and administrative (1)	174,412	12%	150,172	13%	126,647	14%
Amortization of other intangibles	22,293	2%	26,292	2%	30,157	3%
Total operating expenses	1,035,677		842,828		675,262
Income from operations	128,400	9%	92,811	8%	81,307	9%
Interest income (expense), net	37,284		(3,409)		(10,192)
Other (expense) income, net	(10,769)		565		544
Income before income taxes	154,915		89,967		71,659
Income tax (expense) benefit	(283)		17,992		(19,208)
Net income	$154,632		$107,959		$52,451
_________________
(1)Includes share-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$26,622	$18,383	$12,863
Research and development	69,543	41,406	21,316
Sales and marketing	65,762	51,147	35,957
General and administrative	46,969	35,938	29,400
Total share-based compensation expense	$208,896	$146,874	$99,536

Fiscal Years Ended March 31, 2024 and 2023
Revenue

	Fiscal Year Ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Subscription	$1,359,354	$1,083,330	$276,024	25%
Service	71,176	75,200	(4,024)	(5%)
Total revenue	$1,430,530	$1,158,530	$272,000	23%
Subscription
Subscription revenue increased by $276.0 million, or 25%, for the year ended March 31, 2024, as compared to the year ended March 31, 2023, primarily due to the growing adoption of the Dynatrace platform by new customers combined with existing customers expanding their use of our solutions. Changes in foreign currency exchange rates positively impacted our revenue by $14.1 million.
Service
Service revenue decreased by $4.0 million, or 5%, for the year ended March 31, 2024, as compared to the year ended March 31, 2023. The decrease was primarily due to timing of delivery of services.
Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$184,765	$144,445	$40,320	28%
Cost of service	65,423	62,882	2,541	4%
Amortization of acquired technology	16,265	15,564	701	5%
Total cost of revenue	$266,453	$222,891	$43,562	20%
Cost of subscription
Cost of subscription increased by $40.3 million, or 28%, for the year ended March 31, 2024 as compared to the year ended March 31, 2023. The increase was primarily due to higher personnel costs of $15.5 million to support the growth of our subscription cloud-based and higher share-based compensation expense of $7.0 million. Also contributing to the increase were higher cloud-based hosting costs and subscriptions of $12.2 million to support the growth of the business and related infrastructure and higher depreciation expense of $3.1 million.
Cost of service
Cost of service increased by $2.5 million, or 4%, for the year ended March 31, 2024 as compared to the year ended March 31, 2023. The increase was primarily the result of increased professional fees of $2.7 million and higher share-based compensation expense of $1.3 million. Slightly offsetting this increase were third-party professional services of $1.5 million.
Amortization of acquired technologies
For the years ended March 31, 2024 and 2023, amortization of acquired technologies was primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of our company in 2014.

Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$1,174,589	$938,885	$235,704	25%
Service	5,753	12,318	(6,565)	(53%)
Amortization of acquired technology	(16,265)	(15,564)	(701)	5%
Total gross profit	$1,164,077	$935,639	$228,438	24%
Gross margin:
Subscription	86%	87%
Service	8%	16%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $235.7 million, or 25%, during the year ended March 31, 2024 compared to the year ended March 31, 2023. Subscription gross margin decreased from 87% to 86% of total gross margin during the years ended March 31, 2024 and March 31, 2023. The increase in gross profit was primarily due to the growth of the Dynatrace platform by new customers combined with existing customers expanding their use of our solutions.
Service
Service gross profit decreased by $6.6 million, or 53%, during the year ended March 31, 2024 compared to the year ended March 31, 2023. Service gross margin decreased from 16% to 8% of total gross margin during the year ended March 31, 2024 compared to the year ended March 31, 2023. The decrease in gross profit and gross margin was primarily due to higher personnel and share-based compensation expense.
Operating Expenses

	Fiscal Year Ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$304,739	$218,349	$86,390	40%
Sales and marketing	534,233	448,015	86,218	19%
General and administrative	174,412	150,172	24,240	16%
Amortization of other intangibles	22,293	26,292	(3,999)	(15%)
Total operating expenses	$1,035,677	$842,828	$192,849	23%
Research and development
Research and development expenses increased $86.4 million, or 40%, for the year ended March 31, 2024 as compared to the year ended March 31, 2023. The increase was primarily due to increased personnel and other costs to expand our product offerings of $51.8 million, and higher share-based compensation expense of $28.1 million. Also contributing to the increase were higher cloud-based hosting costs of $7.2 million.
Sales and marketing
Sales and marketing expenses increased by $86.2 million, or 19%, for the year ended March 31, 2024, as compared to the year ended March 31, 2023, primarily driven by increased personnel costs of $50.4 million and higher share-based compensation expense of $14.6 million. Also contributing to the increase was higher commission expense of $14.4 million and increased advertising costs of $8.8 million.

General and administrative
General and administrative expenses increased by $24.2 million, or 16%, for the year ended March 31, 2024, as compared to the year ended March 31, 2023, primarily due to higher share-based compensation expense of $11.0 million. Also contributing to the increase were higher professional fees of $7.9 million and higher IT expenses of $6.3 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $4.0 million, or 15%, for the year ended March 31, 2024 as compared to the year ended March 31, 2023. The decrease was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Interest Income (Expense), Net
Interest income, net, was $37.3 million for the year ended March 31, 2024, compared to an expense of $3.4 million for the year ended March 31, 2023. The change was primarily the result of higher interest rates on our cash, cash equivalents, and investments coupled with lower interest expense due to the repayment of outstanding debt in fiscal year 2023.
Other (Expense) Income, Net
Other expense, net, increased by $11.3 million for the year ended March 31, 2024 as compared to the year ended March 31, 2023. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax (Expense) Benefit
Income tax benefit decreased by $18.3 million resulting in an expense of $0.3 million for the year ended March 31, 2024, as compared to a benefit of $18.0 million for the year ended March 31, 2023. For the year ended March 31, 2024, a reversal of uncertain tax position resulted in a benefit of $14.8 million. For the year ended March 31, 2023, the net reduction of the valuation allowance recorded against global deferred tax assets results in a benefit of $32.6 million.
Fiscal Years Ended March 31, 2023 and 2022
Revenue

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Subscription	$1,083,330	$870,439	$212,891	24%
Service	75,200	59,006	16,194	27%
Total revenue	$1,158,530	$929,445	$229,085	25%
Subscription
Subscription revenue increased by $212.9 million, or 24%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022, primarily due to the growing adoption of the Dynatrace platform by new customers combined with existing customers expanding their use of our solutions. Changes in foreign currency exchange rates negatively impacted our revenue by $41.9 million. Our subscription revenue remained consistent at 94% of total revenue for the years ended March 31, 2023 and 2022.
Service
Service revenue increased by $16.2 million, or 27%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022. We generally recognize the revenues associated with professional services as we deliver the services. The increase was in line with the growing adoption of the Dynatrace platform by new customers combined with existing customers expanding their use of our solutions.

Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$144,445	$111,646	$32,799	29%
Cost of service	62,882	45,717	17,165	38%
Amortization of acquired technology	15,564	15,513	51	—%
Total cost of revenue	$222,891	$172,876	$50,015	29%
Cost of subscription
Cost of subscription increased by $32.8 million, or 29%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022. The increase was primarily due to higher personnel costs to support the growth of our subscription cloud-based offering of $17.1 million and higher cloud-based hosting costs and subscriptions of $6.2 million. Also contributing to the increase were higher share-based compensation expense of $4.6 million and increased allocated overhead costs of $3.2 million.
Cost of service
Cost of service increased by $17.2 million, or 38%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022. The increase was primarily the result of higher personnel and resourcing costs of $12.3 million. Also contributing to the increase were increased advertising costs of $1.3 million, increased allocated overhead costs of $1.2 million, and higher share-based compensation expense of $0.9 million.
Amortization of acquired technologies
For the years ended March 31, 2023 and 2022, amortization of acquired technologies was primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of our company in 2014.
Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$938,885	$758,793	$180,092	24%
Service	12,318	13,289	(971)	(7%)
Amortization of acquired technology	(15,564)	(15,513)	(51)	—%
Total gross profit	$935,639	$756,569	$179,070	24%
Gross margin:
Subscription	87%	87%
Service	16%	23%
Amortization of acquired technology	(100)%	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $180.1 million, or 24%, during the year ended March 31, 2023 compared to the year ended March 31, 2022. Subscription gross margin remained consistent at 87% of total gross margin during the years ended March 31, 2023 and 2022. The increase in gross profit was primarily due to the growth of the Dynatrace platform by new customers combined with existing customers expanding their use of our solutions.
Service
Service gross profit decreased by $1.0 million, or 7%, during the year ended March 31, 2023 compared to the year ended March 31, 2022. Service gross margin decreased from 23% to 16% of total gross margin during the year ended March 31, 2023 compared to the year ended March 31, 2022. The decrease in gross profit and gross margin was primarily due to the higher personnel and share-based compensation costs.

Operating Expenses

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$218,349	$156,342	$62,007	40%
Sales and marketing	448,015	362,116	85,899	24%
General and administrative	150,172	126,647	23,525	19%
Amortization of other intangibles	26,292	30,157	(3,865)	(13%)
Total operating expenses	$842,828	$675,262	$167,566	25%
Research and development
Research and development expenses increased by $62.0 million, or 40%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022. The increase was primarily due to increased personnel and other costs to expand our product offerings of $29.2 million, and higher share-based compensation expense of $20.1 million. Also contributing to the increase were higher allocated overhead costs of $9.8 million, higher travel expenses of $1.6 million, and increased cloud-based hosting costs of $1.5 million.
Sales and marketing
Sales and marketing expenses increased by $85.9 million, or 24%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022, primarily driven by increased personnel costs of $51.7 million and higher share-based compensation expense of $15.2 million. Also contributing to the increase were increased travel expenses of $9.0 million, higher commissions of $8.8 million, and higher allocated overhead costs of $7.0 million.
General and administrative
General and administrative expenses increased by $23.5 million, or 19%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022, primarily due to increased personnel costs of $19.9 million and higher share-based compensation expense of $6.5 million. Also contributing to the increase were higher professional fees of $5.6 million, and higher IT and facilities expenses of $4.1 million related to new offices and expansions. Partially offsetting the increase were increased corporate allocations, in part due to the allocation of depreciation and amortization.
Amortization of other intangibles
Amortization of other intangibles decreased by $3.9 million, or 13%, for the year ended March 31, 2023, as compared to the year ended March 31, 2022. The decrease was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Interest Expense, Net
Interest expense, net, was $3.4 million for the year ended March 31, 2023 compared to $10.2 million for the year ended March 31, 2022. The decline was primarily the result of higher interest income on cash and cash equivalents and lower interest expense due to the reduction in debt. The loss on our debt extinguishment was also slightly offset by interest income.
Other Income, Net
Other income, net, was $0.6 million for the year ended March 31, 2023, as compared to $0.5 million for the year ended March 31, 2022. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Benefit (Expense)
Income tax expense decreased by $37.2 million resulting in a benefit of $18.0 million for the year ended March 31, 2023, as compared to an expense of $19.2 million for the year ended March 31, 2022. This decrease was primarily due to a $32.6 million net reduction to the valuation allowance recorded against global deferred tax assets.

Liquidity and Capital Resources
We have historically maintained a disciplined and balanced approach to optimizing costs and improving the efficiency and profitability of our business, while continuing to invest in future growth opportunities that we expect will drive long-term value. Our principal sources of liquidity are cash and cash equivalents, marketable securities (investments) and cash provided by operating activities. From time to time, we may borrow under our revolving credit facility. As of March 31, 2024, we had $779.0 million of cash and cash equivalents, $104.2 million in investments, consisting of U.S. Treasury securities that have maturities between one and 28 months, and $399.2 million available under our revolving credit facility.
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
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations for cloud hosting support. As of March 31, 2024, total contractual commitments were $421.4 million, with $156.2 million committed within the next 12 months. For further information regarding our contractual commitments, see Note 13, Commitments and Contingencies, of our audited consolidated financial statements included in this Annual Report.
On May 15, 2024, we announced a share repurchase program for up to $500 million of common stock. For additional information, see the "Overview - Recent Developments" section of this management's discussion and analysis.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the section titled “Risk Factors” included under Part I, Item 1A. However, we believe that our existing cash, cash equivalents, investments, funds available under our revolving credit facility, and cash generated from operations, will be sufficient to meet our cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Our Credit Facility
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (the “Credit Facility”). As of March 31, 2024, we had $399.2 million available under the Credit Facility with $0.8 million of letters of credit outstanding. As of March 31, 2024, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 11, Long-term Debt, of our audited consolidated financial statements included in this Annual Report.
Summary of Cash Flows

	Fiscal Year Ended March 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities(1)	$378,109	$354,885	$250,917
Net cash used in investing activities	(193,048)	(21,540)	(30,890)
Net cash provided by (used in) financing activities	50,663	(232,344)	(80,664)
Effect of exchange rate changes on cash and cash equivalents	(12,089)	(8,620)	(1,358)
Net increase in cash and cash equivalents	$223,635	$92,381	$138,005
_________________
(1)    Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(in thousands)
Cash paid for interest	$851	$7,109	$8,375
Cash paid for tax (received from), net	$81,360	$(14,311)	$24,247
Operating Activities
For the year ended March 31, 2024, cash provided by operating activities was $378.1 million as a result of net income of $154.6 million, and adjusted by non-cash charges of $215.1 million and a change of $8.3 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $208.9 million and depreciation and amortization of $54.9 million, partially offset by deferred income taxes of $59.9 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $202.2 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year and an increase in accounts payable and accrued expenses of $37.9 million driven by the timing of payments. These changes were partially offset by an increase in accounts receivable of $161.9 million due to the timing of receipts of payments from customers, an increase in prepaid expenses and other assets of $47.4 million driven by timing of payments made in advance of future service, and an increase in deferred commissions of $23.5 million due to commissions paid on new bookings.
For the year ended March 31, 2023, cash provided by operating activities was $354.9 million as a result of net income of $108.0 million, and adjusted by non-cash charges of $148.9 million and a change of $92.1 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $146.9 million and depreciation and amortization of $54.6 million, partially offset by deferred income taxes of $53.5 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $145.5 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, an increase in accounts payable and accrued expenses of $58.7 million driven by the timing of payments, and a decrease in prepaid expenses and other assets of $26.8 million driven by timing of an income tax refund and timing of payments made in advance of future services. These changes were partially offset by an increase in accounts receivable of $94.9 million due to the timing of receipts of payments from customers and an increase in deferred commissions of $45.2 million due to commissions paid on new bookings.
For the year ended March 31, 2022, cash provided by operating activities was $250.9 million as a result of a net income of $52.5 million, and adjusted by non-cash charges of $145.5 million and a change of $53.0 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $99.5 million and depreciation and amortization of $56.9 million. The change in our net operating assets and liabilities was primarily the result of an increase in deferred revenue of $162.2 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year and an increase in accounts payable and accrued expenses of $35.9 million driven by the timing of payments. These changes were partially offset by an increase in accounts receivable of $108.8 million due to the timing of receipts of payments from customers, an increase in deferred commissions of $29.5 million due to commissions paid on new bookings, and an increase in prepaid expenses and other assets of $8.1 million driven by the timing of payments made in advance of future services.
Investing Activities
Cash used in investing activities during the year ended March 31, 2024 was $193.0 million as a result of purchases of investments of $104.2 million, cash paid for business combination acquisitions of $57.1 million, purchases of property and equipment of $26.5 million, and capitalized software additions of $5.3 million.
Cash used in investing activities during the year ended March 31, 2023 was $21.5 million as a result of purchases of property and equipment.
Cash used in investing activities during the year ended March 31, 2022 was $30.9 million as a result of purchases of property and equipment of $17.7 million and cash paid for business combination acquisitions of $13.2 million.
Financing Activities
Cash provided by financing activities during the year ended March 31, 2024 was $50.7 million as a result of proceeds from the exercise of our stock options of $31.2 million and proceeds from our employee stock purchase plan of $19.5 million.
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
Revenue Recognition
We recognize revenue from contracts with customers using the five-step method described in Note 2, Significant Accounting Policies, of our audited consolidated financial statements included in this Annual Report. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same customer if (i) we determine that the contracts are negotiated as a package with a single commercial objective, (ii) the amount of consideration to be paid in one contract depends on the price or performance of the other contract, or (iii) the services promised in the contracts are a single performance obligation.
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
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and income tax bases of assets and liabilities and net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. We have the ability to permanently reinvest any earnings in our foreign subsidiaries and therefore do not record a deferred tax liability on any outside basis differences in our investments in subsidiaries.
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred taxes will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
We record uncertain tax positions on a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
Business Combinations
We use our best estimates and assumptions to allocate the fair value of purchase price to the assets acquired and liabilities assumed. The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. We apply judgment in determining the fair value of the intangible assets acquired, which involves the use of estimates and assumptions with respect to future expected cash flows, expected asset lives, discount rates, revenue growth rates, and royalty rates. Management bases these estimates on historical experience and various other assumptions that we believe are reasonable. While we use our best estimates and judgments, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.
Recent Accounting Pronouncements
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
Transaction exposure
We transact business in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates on transactions denominated in currencies other than the functional currencies of our subsidiaries. These gains or losses are recorded within “Other (expense) income, net” in our consolidated statements of operations.
Interest Rate Risk
As of March 31, 2024, we had cash and cash equivalents of $779.0 million, consisting of bank deposits, commercial paper, money market funds and highly liquid investments with an original maturity of three months or less, and U.S. Treasury security investments of $104.2 million. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair value of our investments.
We have not used any derivative financial instruments to manage our interest rate risk exposure.

As of March 31, 2024, we also had the Credit Facility in place, with availability of $399.2 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Dollar Offered Rate, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Agreement.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dynatrace, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dynatrace, Inc. (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 23, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
May 23, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Dynatrace, Inc.
Waltham, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows of Dynatrace, Inc. (the “Company”) for the year ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Troy, Michigan
May 26, 2022

DYNATRACE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$778,983	$555,348
Short-term investments	57,891	—
Accounts receivable, net	602,739	442,518
Deferred commissions, current	98,935	83,029
Prepaid expenses and other current assets	66,749	37,289
Total current assets	1,605,297	1,118,184
Long-term investments	46,350	—
Property and equipment, net	53,325	53,576
Operating lease right-of-use asset, net	61,390	68,074
Goodwill	1,335,494	1,281,812
Intangible assets, net	50,995	63,599
Deferred tax assets, net	138,836	79,822
Deferred commissions, non-current	93,310	86,232
Other assets	24,782	14,048
Total assets	$3,409,779	$2,765,347

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$21,410	$21,953
Accrued expenses, current	233,675	188,380
Deferred revenue, current	987,953	811,058
Operating lease liabilities, current	15,513	15,652
Total current liabilities	1,258,551	1,037,043
Deferred revenue, non-current	62,308	34,423
Accrued expenses, non-current	18,404	29,212
Operating lease liabilities, non-current	54,013	59,520
Deferred tax liabilities	1,013	280
Total liabilities	1,394,289	1,160,478
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 296,962,547 and 290,411,108 shares issued and outstanding at March 31, 2024 and 2023, respectively	297	290
Additional paid-in capital	2,249,349	1,989,797
Accumulated deficit	(198,757)	(353,389)
Accumulated other comprehensive loss	(35,399)	(31,829)
Total shareholders' equity	2,015,490	1,604,869
Total liabilities and shareholders' equity	$3,409,779	$2,765,347

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2024	2023	2022
Revenue:
Subscription	$1,359,354	$1,083,330	$870,439
Service	71,176	75,200	59,006
Total revenue	1,430,530	1,158,530	929,445
Cost of revenue:
Cost of subscription	184,765	144,445	111,646
Cost of service	65,423	62,882	45,717
Amortization of acquired technology	16,265	15,564	15,513
Total cost of revenue	266,453	222,891	172,876
Gross profit	1,164,077	935,639	756,569

Operating expenses:
Research and development	304,739	218,349	156,342
Sales and marketing	534,233	448,015	362,116
General and administrative	174,412	150,172	126,647
Amortization of other intangibles	22,293	26,292	30,157
Total operating expenses	1,035,677	842,828	675,262
Income from operations	128,400	92,811	81,307
Interest income (expense), net	37,284	(3,409)	(10,192)
Other (expense) income, net	(10,769)	565	544
Income before income taxes	154,915	89,967	71,659
Income tax (expense) benefit	(283)	17,992	(19,208)
Net income	$154,632	$107,959	$52,451
Net income per share:
Basic	$0.53	$0.38	$0.18
Diluted	$0.52	$0.37	$0.18
Weighted average shares outstanding:
Basic	294,051	287,700	284,161
Diluted	299,280	291,617	290,903

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended March 31,
	2024	2023	2022
Net income	$154,632	$107,959	$52,451
Other comprehensive loss
Foreign currency translation adjustment	(3,397)	(5,140)	(478)
Unrealized losses on available-for-sale investments, net of taxes	(173)	—	—
Total other comprehensive loss	(3,570)	(5,140)	(478)
Comprehensive income	$151,062	$102,819	$51,973

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2021	283,130	$283	$1,653,328	$(513,799)	$(26,211)	$1,113,601
Other comprehensive loss					(478)	(478)
Restricted stock units vested	1,305	1	(1)			—
Restricted stock awards forfeited	(20)	—				—
Issuance of common stock related to employee stock purchase plan	372	1	13,912			13,913
Exercise of stock options	1,266	1	25,488			25,489
Share-based compensation			99,536			99,536
Equity repurchases			(66)			(66)
Net income				52,451		52,451
Balance, March 31, 2022	286,053	$286	$1,792,197	$(461,348)	$(26,689)	$1,304,446
Other comprehensive loss					(5,140)	(5,140)
Restricted stock units vested	2,139	2	(2)			—
Restricted stock awards forfeited	(15)	—				—
Issuance of common stock related to employee stock purchase plan	553	—	17,806			17,806
Exercise of stock options	1,681	2	32,937			32,939
Share-based compensation			146,874			146,874
Equity repurchases			(15)			(15)
Net income				107,959		107,959
Balance, March 31, 2023	290,411	$290	$1,989,797	$(353,389)	$(31,829)	$1,604,869
Other comprehensive loss					(3,570)	(3,570)
Restricted stock units vested	4,376	4	(4)			—
Restricted stock awards granted	142	—				—
Issuance of common stock related to employee stock purchase plan	534	1	19,471			19,472
Exercise of stock options	1,500	2	31,189			31,191
Share-based compensation			208,896			208,896
Net income				154,632		154,632
Balance, March 31, 2024	296,963	$297	$2,249,349	$(198,757)	$(35,399)	$2,015,490

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$154,632	$107,959	$52,451
Adjustments to reconcile net income to cash provided by operations:
Depreciation	15,499	12,541	10,638
Amortization	39,441	42,070	46,238
Share-based compensation	208,896	146,874	99,536
Loss on extinguishment of debt	—	5,925	—
Deferred income taxes	(59,915)	(53,534)	(12,401)
Other	11,216	988	1,486
Net change in operating assets and liabilities:
Accounts receivable	(161,888)	(94,910)	(108,848)
Deferred commissions	(23,520)	(45,191)	(29,533)
Prepaid expenses and other assets	(47,401)	26,753	(8,108)
Accounts payable and accrued expenses	37,896	58,680	35,946
Operating leases, net	1,026	1,186	1,353
Deferred revenue	202,227	145,544	162,159
Net cash provided by operating activities	378,109	354,885	250,917
Cash flows from investing activities:
Purchase of property and equipment	(26,459)	(21,540)	(17,695)
Capitalized software additions	(5,268)	—	—
Acquisition of businesses, net of cash acquired	(57,111)	—	(13,195)
Purchases of investments	(104,210)	—	—
Net cash used in investing activities	(193,048)	(21,540)	(30,890)
Cash flows from financing activities:
Repayment of term loans	—	(281,125)	(120,000)
Debt issuance costs	—	(1,949)	—
Proceeds from employee stock purchase plan	19,472	17,806	13,913
Proceeds from exercise of stock options	31,191	32,939	25,489
Equity repurchases	—	(15)	(66)
Net cash provided by (used in) financing activities	50,663	(232,344)	(80,664)

Effect of exchange rates on cash and cash equivalents	(12,089)	(8,620)	(1,358)

Net increase in cash and cash equivalents	223,635	92,381	138,005

Cash and cash equivalents, beginning of year	555,348	462,967	324,962
Cash and cash equivalents, end of year	$778,983	$555,348	$462,967

Supplemental cash flow data:
Cash paid for interest	$851	$7,109	$8,375
Cash paid for tax (received from), net	$81,360	$(14,311)	$24,247

Non-cash investing and financing activities:
Capitalized software additions in accounts payable and accrued expenses	$6,073	—	—
See accompanying notes to consolidated financial statements

DYNATRACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of the Business
Business
Dynatrace, Inc. (“Dynatrace” or the “Company”) offers the only end-to-end platform that combines broad and deep observability and continuous runtime application security with advanced artificial intelligence (“AI”) for IT operations to provide answers and intelligent automation from data at an enormous scale. The Company’s comprehensive solutions help IT, development, security, and business operations teams at global organizations modernize and automate cloud operations, deliver software faster and more securely, and provide significantly improved digital experiences.
Fiscal year
The Company’s fiscal year ends on March 31. References to fiscal 2024, for example, refer to the fiscal year ended March 31, 2024.
2.    Significant Accounting Policies
Basis of presentation and consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.
During fiscal 2023, the Company refined its methodology used to allocate depreciation expense for certain property and equipment to better align the expense with the related use of property and equipment. This change in allocating depreciation expense had no impact on the Company’s income from operations and net income and was applied retrospectively to fiscal 2023. Fiscal 2022 has not been reclassified to conform to the current period presentation as the impact is not material.
Foreign currency translation
The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s principal foreign subsidiaries is the currency of the country in which each entity operates. Accordingly, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the balance sheet date, and revenues and expenses have been translated at average exchange rates prevailing during the period the transactions occurred. Translation adjustments have been excluded from the results of operations and are reported as accumulated other comprehensive loss within the consolidated statements of shareholders’ equity.
Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in “Other (expense) income, net” in the consolidated statements of operations.
Use of estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management evaluates such estimates and assumptions on an ongoing basis. In particular, the Company makes estimates with respect to the stand alone selling price for each distinct performance obligation in customer contracts with multiple performance obligations, the allowance for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of long-lived assets, the period of benefit for deferred commissions and material rights, income taxes, equity-based compensation expense, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Management bases these estimates on historical experiences and on various other assumptions that we believe are reasonable. Actual results could differ from those estimates.
Segment information
The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis, for purposes of making operating decisions, assessing financial performance and allocating resources.

Business combinations
When the Company acquires a business, management allocates the fair value of the purchase price to the assets acquired and liabilities assumed. The excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. Determining the fair values of identifiable assets and liabilities requires management to make estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the weighted average cost of capital, the cost savings expected to be derived from acquiring an asset and the useful lives of intangible assets. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Acquisition-related transactions are expensed as incurred.
Revenue recognition
The Company sells subscriptions, software licenses, maintenance and support, and professional services together in contracts with its customers, which include end-customers and channel partners. The Company’s software license agreements provide customers with a right to use software for a defined term. As required under applicable accounting principles, the goods and services that the Company promises to transfer to a customer are accounted for separately if they are distinct from one another. Promised items that are not distinct are bundled as a combined performance obligation. The transaction price is allocated to the performance obligations based on the relative estimated standalone selling prices of those performance obligations.
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
2.Identification of the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. In identifying performance obligations, the Company reviews contractual terms, considers whether any implied rights exist, and evaluates published product and marketing information. The Company’s performance obligations consist of (a) subscription services, (b) software licenses, (c) maintenance and support for software licenses, and (d) professional services.
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
4.Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) for arrangements not including subscription services or software licenses. The Company has determined that its pricing for subscription services and software licenses is highly variable and therefore allocates the transaction price to those performance obligations using the residual approach.
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

Subscription
Subscription revenue relates to performance obligations for which the Company recognizes revenue over time as control of the product or service is transferred to the customer. Subscription revenue includes arrangements that permit customers to access and utilize the Company’s hosted software delivered on a Software-as-a-Service (“SaaS”) basis, term-based and perpetual licenses of the Dynatrace platform, as well as maintenance. The when-and-if available updates of the Dynatrace platform, which are part of the maintenance agreement, are critical to the continued utility of the Dynatrace platform; therefore, the Company has determined the Dynatrace platform and the related when-and-if available updates to be a combined performance obligation. Accordingly, when Dynatrace platform is sold under a term-based license, the revenue associated with this combined performance obligation is recognized ratably over the license term as maintenance is included for the duration of the license term. The Company has determined that perpetual licenses of Dynatrace platform provide customers with a material right to acquire additional goods or services that they would not receive without entering into the initial contract as the renewal option for maintenance services allows the customer to extend the utility of the Dynatrace platform without having to again make the initial payment of the perpetual software license fee. The associated material right is deferred and recognized ratably over the term of the expected optional maintenance renewals.
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
Deferred revenue
Deferred revenue consists primarily of billed subscription and maintenance fees related to the future service period of subscription and maintenance agreements in effect at the reporting date. Deferred licenses are also included in deferred revenue for those billed arrangements that are being recognized over time. Short-term deferred revenue represents the unearned revenue that will be earned within 12 months of the balance sheet date; whereas, long-term deferred revenue represents the unearned revenue that will be earned after 12 months from the balance sheet date.
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
Contract modifications
Contract modifications are assessed to determine (i) if the additional goods and services are distinct from the goods and services in the original arrangement; and (ii) if the amount of the consideration expected for the added goods and services reflects the stand alone selling price of those goods and services, as adjusted for contract-specific circumstances. The Company’s additional goods and services offered have historically been distinct. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract, which the Company accounts for on a prospective basis as the termination of the existing contract and the creation of a new contract.

Cost of revenue
Cost of subscription
Cost of subscription revenue includes all direct costs to deliver the Company’s subscription products including salaries, benefits, share-based compensation and related expenses, such as employer taxes, third-party hosting fees related to the Company’s cloud services, allocated overhead for depreciation of equipment, facilities, IT, and amortization of internally developed capitalized software technology. The Company recognizes these expenses as they are incurred.
Cost of service
Cost of service revenue includes salaries, benefits, share-based compensation and related expenses, such as employer taxes for the Company’s services organization and allocated overhead for depreciation of equipment, facilities and IT. The Company recognizes expense related to its services organization as they are incurred.
Amortization of acquired technology
Amortization of acquired technology includes amortization expense for technology acquired in the Thoma Bravo Funds’ acquisition of the Company in 2014, business combinations and asset acquisitions.
Research and development
Research and development costs are expensed as incurred. Research and development costs primarily include the cost of programming personnel, including share-based compensation, and allocated overhead for deprecation of equipment, facilities and IT.
Advertising
Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in the consolidated statements of operations. Advertising expense was $37.7 million, $36.2 million, and $49.9 million during the years ended March 31, 2024, 2023 and 2022, respectively.
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
A right-of-use asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make payments during the lease term. Right-of-use assets are recognized at the lease commencement date for the lease liability, adjusted for initial direct costs incurred and lease incentives received. Lease liabilities are recorded at the present value of the future lease payments over the lease term. The discount rate used to determine the present value is the incremental borrowing rate as the implicit rate for the operating leases is generally not determinable. The Company determines the incremental borrowing rate of the leases by considering various factors, such as the credit rating, interest rates of similar debt instruments of entities with comparable credit ratings, jurisdictions, and the lease term.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable.
The Company maintains the majority of its cash, cash equivalents and investments with major financial institutions that the Company believes to be of high credit standing. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.

The Company provides credit to customers in the normal course of business. The Company’s customer base consists of a large number of geographically-dispersed customers across multiple industries. As of March 31, 2024, there was one customer with a balance greater than 10% of accounts receivable. No customer represented more than 10% of the accounts receivable balance as of March 31, 2023 or 10% of revenue for the years ended March 31, 2024, 2023 and 2022.
Cash and cash equivalents
All highly liquid investments with an original maturity of three months or less when purchased are considered cash and cash equivalents.
Investments
The Company’s investments consist of U.S. treasury securities. These investments are classified as available-for-sale and recorded at fair value in the consolidated balance sheet.
Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield. Interest income is recognized when earned.
Unrealized gains and losses on available-for-sale investments, net of tax, are included within accumulated other comprehensive income in the consolidated balance sheets. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company does not intent to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on the evaluation of available evidence, the Company does not believe any unrealized losses on its investments as of March 31, 2024 represent credit losses.
Accounts receivable, net
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $4.5 million and $3.8 million as of March 31, 2024 and 2023, respectively.
Property and equipment, net
The Company states property and equipment, net, at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. The following table presents the estimated useful lives of the Company’s property and equipment:

Computer equipment and software	3 - 5 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	Lesser of 10 years or the lease term
Goodwill and intangible assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine if it is more likely than not that the fair value of the underlying assets is less than its carrying amount. If the Company determines that it is more likely than not that the underlying assets’ fair value is less than its carrying amount in the qualitative analysis, then a quantitative goodwill impairment test will be performed by comparing the fair value of the assets to their carrying value. For the purposes of impairment testing, the Company is evaluated as one reporting unit.
Intangible assets consist primarily of customer relationships, developed technology, tradenames and trademarks, all of which have a finite useful life. Intangible assets are amortized based on either the pattern in which the economic benefits of the intangible assets are estimated to be realized or on a straight-line basis, which approximates the manner in which the economic benefits of the intangible asset will be consumed.
There was no impairment of goodwill during the years ended March 31, 2024, 2023 and 2022.

Capitalized software
Software development costs associated with software developed, acquired or modified for internal use is capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These capitalized costs consist of internal compensation related costs and direct external costs. The amortization period for these capitalized costs is generally three to five years depending on the project.
During the year ended March 31, 2024, the Company entered into a license agreement with an application security provider, resulting in $10.3 million of capitalized costs related to software developed for internal use. During the years ended March 31, 2023 and 2022, the Company did not capitalize costs for software developed for internal use. Amortization of software developed for internal use was $0.9 million, $0.2 million, and $0.6 million during the years ended March 31, 2024, 2023 and 2022, respectively, and is recorded within “Cost of subscription” in the consolidated statements of operations.
Costs related to software developed for sale are expensed as research and development until technological feasibility has been established for the product. Once technological feasibility has been established for the product, all software costs are capitalized until the product is available for general release to customers. To date, the software development costs have not been capitalized as the cost incurred and time between technological feasibility and general product release was insignificant. As such, these costs are expensed as incurred and recorded in “Research and development” in the consolidated statements of operations.
Impairment of long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is estimated by the Company using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. The Company has not incurred any impairment losses during the years ended March 31, 2024, 2023 and 2022.
Income taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and income tax bases of assets and liabilities and net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. The Company has the ability to permanently reinvest any earnings in its foreign subsidiaries and therefore does not recognize any deferred tax liabilities that arise from outside basis differences in its investment in subsidiaries.
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred taxes will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line the accompanying consolidated statement of operations.
The Company treats Global Intangible Low Taxed Income ("GILT") as a period cost.

Fair value of assets and liabilities
Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels are as follows:
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
The Company’s financial instruments including cash equivalents, investments, accounts receivable, accounts payable and other current liabilities are stated at their carrying value, which approximates their fair values due to their short maturities.
Share-based compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, restricted stock awards (“RSAs”), time-based and performance-based restricted stock units (“RSUs”), and the purchase rights under the employee stock purchase plan (the “ESPP”), based on the estimated grant-date fair value of the award. The Company calculates the fair value of stock options and the purchase rights under the ESPP using the Black-Scholes option-pricing model. This requires the input of assumptions, including the fair value of the Company’s underlying common stock, the expected term of stock options and purchase rights, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The fair value of RSAs and RSUs is determined by the closing price on the date of grant of the Company’s common stock.
The Company recognizes share-based compensation expense following the straight-line attribution method over the requisite service period of the entire award for stock options, RSAs and RSUs; and over the offering period for the purchase rights issued under the ESPP. For performance-based RSUs that vest based upon continued service and achievement of certain performance conditions, share-based compensation expense is recognized over the requisite service period following the accelerated attribution method based upon the probability that the performance condition will be satisfied. Forfeitures are accounted for in the period in which the awards are forfeited.
Net income per share
Basic net income per share is calculated by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all potentially dilutive securities, including stock options, RSUs, RSAs, and the impact of the purchase rights of the ESPP.
Recently issued accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and application of all segment disclosure requirement to entities with a single reportable segment. ASU 2023-07 is effective for the Company’s fiscal 2025 and interim periods thereafter. The Company is evaluating the impact of the ASU on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in the income tax rate reconciliation table and disaggregates the income taxes paid by jurisdiction. ASU 2023-09 will be effective for the Company’s fiscal 2026. The Company is currently evaluating the impact of the ASU on its income tax disclosures within the consolidated financial statements and related disclosures.

3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
North America	$852,497	60%	$690,899	60%	$512,946	56%
Europe, Middle East and Africa	354,793	25%	292,176	25%	278,902	30%
Asia Pacific	130,611	9%	111,339	10%	96,454	10%
Latin America	92,629	6%	64,116	5%	41,143	4%
Total revenue	$1,430,530		$1,158,530		$929,445
For the years ended March 31, 2024, 2023, and 2022, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $807.7 million and 56%, $652.0 million and 56%, and $477.2 million and 51% of total revenue, respectively.
Deferred commissions
The following table represents a rollforward of the Company’s deferred commissions (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Beginning balance	$169,261	$126,036	$97,624
Additions to deferred commissions	121,100	119,233	89,899
Amortization of deferred commissions	(98,116)	(76,008)	(61,487)
Ending balance	$192,245	$169,261	$126,036
Deferred revenue
Revenue recognized during the years ended March 31, 2024, 2023, and 2022 which was included in the deferred revenue balances at the beginning of each respective period was $800.0 million, $670.1 million, and $502.4 million.
Remaining performance obligations
As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,422.9 million, which consists of both billed consideration in the amount of $1,050.3 million and unbilled consideration in the amount of $1,372.6 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 54% of this amount as revenue in the year ending March 31, 2025 and the remainder thereafter.
Contract assets
As of March 31, 2024 and March 31, 2023, contract assets of $5.2 million and $0.4 million, respectively, are included in accounts receivable, net, on the Company’s consolidated balance sheets.
4.    Business Combinations
Rookout, Ltd.
On August 31, 2023, the Company acquired 100% of the outstanding equity of Rookout, Ltd. (“Rookout”). Rookout is a provider of enterprise-ready and privacy-aware solutions that enable developers to troubleshoot and debug actively running code in Kubernetes-hosted cloud-native applications. This acquisition expanded the Company’s unified observability and security platform from the addition of Rookout’s technology and experienced team. The purchase consideration of Rookout was $33.4 million, after considering certain adjustments, and was paid from cash on hand.

The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed as of the acquisition date, with the excess recorded to goodwill as shown below (in thousands).

Assets acquired:
Cash and cash equivalents	$1,152
Accounts receivable, prepaid and other assets	342
Property and equipment	46
Intangible asset	7,800
Total assets acquired	$9,340

Liabilities assumed:
Accounts payable, accrued and other liabilities	2,242
Deferred revenue	1,064
Total liabilities assumed	$3,306

Net assets acquired	6,034
Fair value of consideration transferred	33,407
Goodwill	$27,373
These preliminary amounts are subject to subsequent adjustment as additional information is obtained to finalize certain components of working capital and deferred income taxes.
Goodwill is primarily attributable to expected synergies and acquired skilled workforce. The goodwill was allocated to the Company’s one reporting unit. The Company identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology was $7.8 million, which was based on a valuation using the income approach and was classified as capitalized software on the consolidated balance sheet. The estimated useful life of the developed technology is seven years. The acquired goodwill and intangible asset were not deductible for tax purposes.
The operating results of Rookout from the date of acquisition have been included in the Company’s consolidated statements of operations. The revenue and net loss attributable to Rookout for the year ended March 31, 2024 was not material. The transaction costs related to the Rookout acquisition were $2.9 million for the year ended March 31, 2024 and are included in general and administrative expense on the consolidated statements of operations.
Runecast Solutions Limited
On March 1, 2024, the Company acquired a 100% equity interest in Runecast Solutions Limited (“Runecast”). Runecast is a provider of software solutions that provide insights for security compliance, vulnerability assessment, and configuration management for complex, on-premises, hybrid and multi-cloud IT environments. This acquisition expanded the Company’s unified observability and security platform from the addition of Runecast’s technology and experienced team.
The preliminary purchase consideration consisted of $26.1 million cash paid at closing and $2.3 million in deferred cash payments. The deferred cash payments will be held by the Company to satisfy indemnification obligations and post-closing purchase price adjustments payable within 15 months after the acquisition date.
In connection with the acquisition of Runecast, per the purchase agreement, $9.0 million of RSAs will be issued to the previous owners subject to continuing employment and certain indemnification clauses. The RSAs are considered share-based compensation expense and $0.3 million was recognized in fiscal 2024.
The fair value of the purchase price was allocated to the identifiable assets acquired and assumed acquired as of the acquisition date, with the excess recorded to goodwill as shown below (in thousands).

Assets acquired:
Cash and cash equivalents	$1,224
Accounts receivable, prepaid and other assets	883
Property and equipment	50
Intangible assets	7,500
Other non-current assets	436
Total assets acquired	$10,093

Liabilities assumed:
Accounts payable, accrued and other liabilities	582
Deferred revenue	5,132
Other non-current liabilities	1,229
Total liabilities assumed	$6,943

Net assets acquired	3,150
Fair value of consideration transferred	28,390
Goodwill	$25,240
The preliminary fair value of assets acquired and liabilities assumed may change as additional information is received during the measurement period.
Goodwill is primarily attributable to expected synergies and acquired skilled workforce. The goodwill was allocated to the Company’s one reporting unit. The Company identified developed technology and customer relationships as the acquired intangible assets. The estimated fair value of the developed technology and customer relationships was $7.3 million and $0.2 million, respectively, which was based on a valuation using the income approach. The estimated useful lives of the developed technology and customer relationships is seven years and four years, respectively. The acquired goodwill and intangible assets were not deductible for tax purposes.
The operating results of Runecast from the date of acquisition have been included in the Company’s consolidated statements of operations. The revenue and net loss attributable to Runecast for the year ended March 31, 2024 was not material. The transaction costs related to the Runecast acquisition were $3.0 million for the year ended March 31, 2024 and are included in the general and administrative expense on the consolidated statement of operations.
Fiscal 2022 Acquisitions
In fiscal 2022, the Company completed acquisitions of entities for total cash consideration, net of cash acquired, of $13.2 million. As a result, the Company recognized goodwill of $11.0 million and intangible assets of $2.6 million related to technology with an estimated useful life of nine years. Goodwill generated from the acquisitions was attributable to increased synergies that are expected to be achieved from the integration of the acquired developed technology into the Dynatrace platform, and was not deductible for tax purposes. The results of operations of the acquired entities have been included within the Company’s consolidated statements of operations from the acquisition date. The acquisitions were not material to the consolidated financial statements. The allocated purchase price of the acquisitions were finalized during fiscal 2023.
5.     Investments and Fair Value Measurements
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our available-for-sale investments, including those securities classified within “Cash and cash equivalents” in the consolidated balance sheets (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$149,978	$—	$(229)	$149,749

As of March 31, 2024, the fair values of available-for-sale investments, excluding those securities classified within “Cash and cash equivalents” in the consolidated balance sheets, by remaining contractual maturity are as follows (in thousands):

Due within one year	$57,891
Due in one year through five years	46,248
Total	$104,139
Beginning in January 2024, the Company offers the ability to participate in a non-qualified deferred compensation plan to certain eligible employees. The Company holds $0.1 million of mutual funds that are associated with this plan and are classified as restricted trading securities. These securities are not included in the tables above but are included as investments in the consolidated balance sheets.
The following tables present the Company’s financial assets that have been measured at fair value on a recurring basis as of March 31, 2024 and 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$477,102	$—	$—	$477,102
U.S. treasury securities	—	45,610	—	45,610
Investments:
Mutual funds	102	—	—	102
U.S. treasury securities	—	104,139	—	104,139
Total financial assets	$477,204	$149,749	$—	$626,953

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$338,746	$—	$—	$338,746
Total financial assets	$338,746	$—	$—	$338,746
The Company recorded interest income from its cash, cash equivalents, and investments of $38.7 million, $11.1 million, $0.2 million for the years ended March 31, 2024, 2023, and 2022, respectively.
6.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,
	2024	2023
Prepaid expenses	$46,435	$30,014
Income taxes refundable	10,839	3,546
Other	9,475	3,729
Prepaid expenses and other current assets	$66,749	$37,289

7.    Property and Equipment, Net
The following table summarizes, by major classification, the components of property and equipment (in thousands):

	March 31,
	2024	2023
Computer equipment and software	$33,591	$32,807
Furniture and fixtures	15,334	13,971
Leasehold improvements	45,742	41,496
Other	9,990	6,469
Total property and equipment	104,657	94,743
Less: accumulated depreciation and amortization	(51,332)	(41,167)
Property and equipment, net	$53,325	$53,576
Depreciation of property and equipment totaled $15.5 million, $12.5 million, and $10.6 million for the years ended March 31, 2024, 2023, and 2022, respectively.
8.    Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for fiscal 2024 consists of the following (in thousands):

March 31, 2024
Balance, beginning of year	$1,281,812
Goodwill from acquisitions	52,613
Foreign currency impact	1,069
Balance, end of year	$1,335,494
Intangible assets, net, excluding goodwill, consists of the following (in thousands):

	Weighted Average Useful Life (in months)	March 31,
		2024	2023
Capitalized software	103	$218,529	$191,863
Customer relationships	120	351,756	351,555
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		625,288	598,421
Less: accumulated amortization		(574,293)	(534,822)
Total intangible assets, net		$50,995	$63,599
Amortization of intangible assets totaled $39.4 million, $42.1 million, and $46.2 million for the years ended March 31, 2024, 2023, and 2022, respectively.
As of March 31, 2024, the estimated future amortization expense of the Company’s intangible assets is as follows (in thousands):

	Fiscal Year Ended March 31,
	2025	2026	2027	2028	2029	Thereafter
Capitalized software	$15,245	$4,622	$4,622	$4,622	$3,761	$4,437
Customer relationships	10,523	50	50	46	—	—
Trademarks and tradenames	3,017	—	—	—	—	—
Total amortization	$28,785	$4,672	$4,672	$4,668	$3,761	$4,437

9.    Income Taxes
Income tax provision
Income (loss) before income taxes includes the following (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Domestic	$82,033	$63,869	$(2,977)
Foreign	72,882	26,098	74,636
Total	$154,915	$89,967	$71,659
The income tax provision includes the following (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Current tax position:
Federal	$44,568	$11,947	$8,290
State	(6,236)	8,071	2,257
Foreign	21,839	15,335	21,406
Total current tax position	60,171	35,353	31,953
Deferred tax provision:
Federal	(52,712)	(50,345)	(1,341)
State	(3,500)	(1,689)	—
Foreign	(3,676)	(1,311)	(11,404)
Total deferred tax provision	(59,888)	(53,345)	(12,745)
Total income tax expense (benefit)	$283	$(17,992)	$19,208
The Company’s income tax (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended March 31, 2024, 2023 and 2022 to pre-tax income, as a result of the following (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Income tax expense at U.S. federal statutory income tax rate	$32,532	$18,893	$15,048
State and local tax expense (benefit)	306	1,421	(3,065)
Foreign tax rate differential	3,318	1,770	3,181
U.S. effects of foreign branch income	8,662	1,519	11,016
Non-deductible expenses	1,742	1,216	898
Tax credits	(41,740)	(26,457)	(27,983)
GILTI inclusion and FDII deduction	(13,905)	(10,938)	(2,708)
Employee compensation	(7,188)	5,528	(17,180)
Changes in uncertain tax positions	(14,835)	10,978	501
Changes in valuation allowance	13,080	(32,629)	32,026
Foreign withholding tax	18,469	12,598	9,312
Effects of changes in tax laws	(186)	382	(859)
Inflation and currency related adjustments	851	(1,518)	(592)
Other adjustments	(823)	(755)	(387)
Total income tax expense (benefit)	$283	$(17,992)	$19,208
Deferred tax assets and liabilities
As of March 31, 2024, the Company continues to maintain a valuation allowance of $32.1 million with respect to certain U.S. federal and state deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $8.4 million with respect to its deferred tax assets in certain non-U.S. jurisdictions. The net change in the valuation allowance during the year ended March 31, 2024 was $16.9 million.

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2024	2023
Deferred tax assets:
Deferred revenue	$26,088	$22,639
Capitalized research and development costs	106,836	51,933
Accrued expenses	20,284	12,714
Share-based compensation	28,518	28,831
Lease liabilities	14,892	15,286
Net operating loss carryforwards	10,998	4,216
Other tax carryforwards, primarily foreign tax credits	29,822	21,853
Other	3,070	7,726
Total deferred tax assets	240,508	165,198
Valuation allowance	(40,530)	(23,608)
Total deferred tax assets, net valuation allowance	199,978	141,590
Deferred tax liabilities:
Intangible assets	12,880	17,953
Right-of-use assets	12,826	13,466
Deferred commissions	33,798	28,039
Other	2,651	2,590
Total deferred tax liabilities	62,155	62,048
Net deferred tax assets	$137,823	$79,542
At March 31, 2024, the Company had non-U.S. net operating loss carryforwards of $44.5 million, and non-U.S. tax credit carryforwards of $0.5 million, all of which may be carried forward indefinitely. The Company had U.S. state and local net operating loss carryforwards of $35.9 million, of which $33.0 million expire in periods through 2042 if not utilized, and the remaining balance of $2.9 million may be carried forward indefinitely. The Company had U.S. federal tax credit carryforwards of $29.2 million, which expire in periods through 2034. Deferred tax assets of $28.8 million related to U.S. state net operating losses and federal tax credit carryforwards are subject to valuation allowances as of March 31, 2024.
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
Uncertain tax positions
The amount of gross unrecognized tax benefits (“UTBs”) was $13.7 million and $29.1 million as of March 31, 2024 and 2023, respectively, all of which would favorably affect the Company’s effective tax rate if recognized in future periods.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2024, 2023, and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Gross unrecognized tax benefit, beginning of year	$29,110	$15,017	$15,075
Gross increases to tax positions for prior periods	721	16,471	222
Gross decreases to tax positions for prior periods	(4,277)	(808)	—
Decreases related to settlements	(168)	(625)	—
Decreases due to lapse of statutes of limitations	(11,689)	(832)	(313)
Foreign currency translation	$(29)	$(113)	$33
Gross unrecognized tax benefit, end of year	$13,668	$29,110	$15,017

As of March 31, 2024 and 2023, the net interest and penalties payable associated with uncertain tax positions was $1.1 million and $2.5 million, respectively. During the years ended March 31, 2024, 2023, and 2022, the Company recognized a benefit of $1.4 million, and expense of $1.0 million and $0.6 million, respectively, related to interest and penalties.
The Company files tax returns in U.S. federal, state, and foreign jurisdictions and the tax returns are subject to examination by various domestic and international tax authorities. As of March 31, 2024, the Company has open U.S. federal tax years back to fiscal year 2021. The Company also has open years in certain significant state jurisdictions back to fiscal year 2019, and foreign jurisdictions back to 2014. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses. It is reasonably possible that approximately $3.0 million of certain U.S. and foreign UTBs may be recognized within the next twelve months as a result of a lapse of the statute of limitations.
10.    Accrued Expenses
Accrued expenses, current consists of the following (in thousands):

	March 31,
	2024	2023
Accrued employee - related expenses	$127,100	$105,990
Accrued tax liabilities	45,234	29,122
Income taxes payable	18,741	18,603
Other	42,600	34,665
Total accrued expenses, current	$233,675	$188,380
11.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of March 31, 2024 and March 31, 2023, there were no amounts outstanding under the Credit Facility. There were $0.8 million and $15.5 million of letters of credit issued as of March 31, 2024 and March 31, 2023, respectively. The Company had $399.2 million and $384.5 million of availability under the Credit Facility as of March 31, 2024 and March 31, 2023, respectively.
Borrowings under the Credit Facility are available in U.S. dollars, Euros, Pounds Sterling and Canadian dollars, with a sublimit of $100.0 million for non-U.S. dollar-denominated borrowings. Borrowings under the Credit Facility currently bear interest at (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Dollar Offered Rate, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin as defined per the Credit Agreement. Interest payments are due quarterly, or more frequently, based on the terms of the Credit Facility.
The Company incurs fees with respect to the Credit Facility, including (i) a commitment fee ranging from 0.175% to 0.35% per annum, dependent on the Company’s leverage ratio, as defined per the Credit Facility, of the unused commitment under the Credit Facility, (ii) a fronting fee of 0.125% per annum of the face amount of each letter of credit, (iii) a participation fee equal to the applicable margin, as defined per the Credit Facility, applied to the daily average face amount of letters of credit, and (iv) customary administrative fees.
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $1.4 million and $1.8 million of unamortized debt issuance costs as of March 31, 2024 and March 31, 2023, respectively.
Pursuant to the Credit Facility, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC, a wholly owned subsidiary of the Company, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At March 31, 2024, the Company was in compliance with all applicable covenants.

Former first lien credit facilities
The Company’s former First Lien Credit Agreement, as amended, provided for a term loan facility (the “First Lien Term Loan”) in an aggregate principal amount of $950.0 million and a senior secured revolving credit facility (the “Revolving Facility”) in an aggregate amount of $60.0 million. The Revolving Facility included a $25.0 million letter of credit sub-facility. Borrowings under the First Lien Term Loan and the Revolving Facility bore interest, at the Company’s election, at either (i) the Alternative Base Rate, as defined per the credit agreement, plus 1.25% per annum, or (ii) LIBOR plus 2.25% per annum. The maturity date on the First Lien Term Loan and Revolving Facility was August 23, 2025 and August 23, 2023, respectively, with payment due in full on the maturity date.
The incurred debt issuance costs and original issuance discount are recorded as a reduction of the debt balance in the consolidated balance sheets and were amortized into interest expense over the term of the loans. The Company recognized $1.4 million, and $2.0 million of amortization of debt issuance costs and original issuance discount for the years ended March 31, 2023 and 2022, respectively, which is included in the accompanying consolidated statements of operations.
During the year ended March 31, 2023, the Company terminated the First Lien Credit Agreement and repaid all outstanding borrowings, including accrued interest. The Company recognized a loss on debt extinguishment of $5.9 million within “Interest income (expense), net” in the consolidated statements of operations for the year ended March 31, 2023.
Interest expense
For the years ended March 31, 2024, 2023, and 2022, the Company recognized $1.4 million, $8.6 million, and $10.4 million in interest expense and amortization of debt issuance costs and original issuance discount, respectively.
12.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2025 to 2033. As of March 31, 2024, the weighted average remaining lease term was 5.8 years and the weighted average discount rate was 4.5%. The Company does not have any finance leases.
The Company has a sublease of a former office which expires in fiscal 2025. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $2.3 million for the years ended March 31, 2024 and 2023, and $2.5 million for the year ended March 31, 2022.
The following table presents information about leases on the consolidated statements of operations (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Operating lease expense (1)	$15,522	$12,908	$10,899
Short-term lease expense	$2,033	$1,847	$1,009
Variable lease expense	$1,585	$891	$793
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$18,908	$16,098	$13,466
Operating lease assets obtained in exchange for new operating lease liabilities	$10,470	$24,323	$29,112

As of March 31, 2024, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2025	$18,020
2026	14,602
2027	13,154
2028	8,846
2029	6,719
Thereafter	16,595
Total operating lease payments (1)	77,936
Less: imputed interest	(8,410)
Total operating lease liabilities	$69,526
_________________
(1) Presented gross of sublease income.
As of March 31, 2024, the Company had commitments of $104.4 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during the fiscal years ending March 31, 2025 through March 31, 2026, with lease terms ranging from 2 to 10 years.
13.    Commitments and Contingencies
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
Contractual commitments
The following table summarizes the Company’s contractual commitments as of March 31, 2024 (in thousands):

Total
Operating lease payments (1)	$182,295
Other commitments	239,121
Total contractual commitments	$421,416
_________________
(1) Presented gross of sublease income and includes commitments for operating leases that have not yet commenced.
14.    Share-based Compensation
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the board of directors, adopted the 2019 Equity Incentive Plan (the “2019 Plan”) which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2024, 49,844,520 shares of common stock were available for future issuance under the 2019 Plan.
The awards granted under the 2019 Plan have varying terms but generally vest over a three- or four-year period, upon satisfaction of a service-based vesting condition, with 33% and 25% vesting one year after the grant date and the remaining vesting ratably on a quarterly basis over two and three years for three-year and four-year grants, respectively. From time to time, the Company also grants performance-based awards to certain key employees that generally vest over a three- or four-year period upon satisfaction of certain financial performance targets established and approved by the Company’s board of directors for each fiscal year.

The following table summarizes the components of total share-based compensation expense included in the consolidated statements of operations for each period presented (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Cost of revenue	$26,622	$18,383	$12,863
Research and development	69,543	41,406	21,316
Sales and marketing	65,762	51,147	35,957
General and administrative	46,969	35,938	29,400
Total share-based compensation expense	$208,896	$146,874	$99,536
The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $64.1 million, $38.1 million, and $43.1 million for the years ended March 31, 2024, 2023, and 2022, respectively.
Stock options
The following table summarizes activity for stock options during the period ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2023	4,636	$22.25	6.5	$94,565
Exercised	(1,500)	20.79
Forfeited or expired	(73)	39.64
Balance, March 31, 2024	3,063	$22.56	5.6	$73,903
Options vested and expected to vest at March 31, 2024	3,063	$22.56	5.6	$73,903
Options vested and exercisable at March 31, 2024	2,936	$21.82	5.6	$72,848
The weighted average grant date fair value of options granted during fiscal 2022 was $20.90. There were no options granted during fiscal 2024 and 2023. The aggregate intrinsic value of options exercised during fiscal 2024, 2023, and 2022 was $46.1 million, $37.9 million, and $52.6 million, respectively. The grant date fair value of options vested during fiscal 2024, 2023, and 2022 was $9.1 million, $16.7 million, and $23.1 million, respectively.
As of March 31, 2024, the total unrecognized compensation expense related to non-vested stock options was $1.4 million and is expected to be recognized over a weighted average period of 0.5 years.
The fair value for the Company’s stock options granted during the year ended March 31, 2022 was estimated at the date of grant using a Black-Scholes option-pricing model using the following assumptions:

Expected dividend yield	—
Expected volatility	39.5% - 39.8%
Expected term (years)	6.1
Risk-free interest rate	0.9% - 1.1%
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

Restricted shares and units
The following table provides a summary of the changes in the number of RSAs and RSUs for the year ended March 31, 2024:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2023	4	$16.00	8,836	$41.76
Granted	142	49.05	6,193	51.60
Vested	(4)	16.00	(4,376)	40.69
Forfeited	—	—	(801)	44.83
Balance, March 31, 2024	142	$49.05	9,852	$48.17
RSUs outstanding as of March 31, 2024 were comprised of 8.9 million RSUs with only service conditions and 0.9 million RSUs with both service and performance conditions (“PSUs”).
During the year ended March 31, 2024, the Company granted PSUs to certain key employees that generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years (the “Annual PSUs”). The number of shares that may be earned pursuant to the Annual PSUs is based on specific company metrics related to the Company’s fiscal year ended March 31, 2024. No PSUs will be earned with respect to any metric if the applicable “threshold” percentage of the specific metric is not achieved, and the overall number of shares that may be earned shall not exceed 200% of the target award.
The weighted average grant-date fair value of RSUs granted during fiscal 2023, and 2022 was $40.42 and $50.19, respectively. There were no RSAs granted during the years ended March 31, 2023, and 2022.
The aggregate fair value of RSAs vested during fiscal 2024, 2023, and 2022 was $0.2 million, $6.8 million, and $27.7 million, respectively. The aggregate fair value of RSUs vested during fiscal 2024, 2023, and 2022 was $220.3 million, $82.1 million, and $72.2 million, respectively.
As of March 31, 2024, the total unrecognized compensation expense related to unvested RSAs is $8.7 million and is expected to be recognized over a weighted average period of 2.9 years. As of March 31, 2024, the total unrecognized compensation expense related to unvested RSUs was $375.4 million and is expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan
In July 2019, the board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan. The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1 by lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31, (ii) 3,500,000 shares of common stock, or (iii) such lesser number determined by the compensation committee. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the year ended March 31, 2024, 534,022 shares of common stock were purchased under the ESPP. As of March 31, 2024, 15,865,787 shares of common stock were available for future issuance under the ESPP.
As of March 31, 2024, there was approximately $1.2 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.

The Company estimated the fair value of the ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended March 31,
	2024	2023	2022
Expected dividend yield	—	—	—
Expected volatility	32.2% - 51.6%	35.4% - 64.3%	35.4% - 40.6%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	4.7% - 5.4%	0.1% - 4.7%	0.04% - 0.1%
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
15.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2024	2023	2022
Numerator:
Net income	$154,632	$107,959	$52,451
Denominator:
Weighted average shares outstanding, basic	294,051	287,700	284,161
Dilutive effect of share-based awards	5,229	3,917	6,742
Weighted average shares outstanding, diluted	299,280	291,617	290,903

Net income per share, basic	$0.53	$0.38	$0.18
Net income per share, diluted	$0.52	$0.37	$0.18
The effect of certain common share equivalents were excluded from the computation of weighted average diluted shares outstanding for the years ended March 31, 2024, 2023, and 2022 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Stock options	130	952	170
Unvested RSAs and RSUs	203	776	119
16.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. In addition, the Company offers defined contribution plans to employees in certain countries outside the U.S and as of January 2024 a non-qualified deferred compensation plan to certain eligible employees. For the years ended March 31, 2024, 2023, and 2022, the Company made contributions of $7.0 million, $6.3 million and $4.6 million to the U.S. 401(k) Plan, respectively.
17.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. Refer to Note 3, Revenue Recognition, for a disaggregation of revenue by geographic region.

Long-lived assets, net
The following table present the Company’s net long-lived assets, which consists of property and equipment, net, and operating lease right-of-use asset, net, by geographic region for the periods presented (in thousands):

	March 31,
	2024	2023
North America	$35,339	$43,010
Europe, Middle East and Africa	73,892	71,957
Asia Pacific	5,041	6,525
Latin America	443	158
Total long-lived assets, net	$114,715	$121,650
18.    Subsequent Events
On May 15, 2024, the Company announced that its board of directors authorized a share repurchase program for up to $500 million of common stock. The share repurchase program has no time limit, does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of March 31, 2024, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at March 31, 2024, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2024.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, we have excluded from our assessment the internal control over financial reporting of Rookout, Ltd. and Runecast Solutions Limited, which are included in our consolidated financial statements and constituted less than 1% of our total assets and net assets, excluding acquired goodwill and intangible assets, and less than 1% of our revenue and net income as of and for the year ended March 31, 2024. We have excluded all current year acquisitions from our annual assessment of and conclusion on the effectiveness of our internal control over financial reporting.
Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2024.
The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report on the internal control over our financial reporting which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Dynatrace, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Dynatrace, Inc.’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynatrace, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rookout, Ltd. and Runecast Solutions Limited, which are included in the March 31, 2024 consolidated financial statements of the Company and constituted less than 1% of total and net assets (excluding acquired goodwill and intangible assets) as of March 31, 2024 and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Rookout, Ltd. and Runecast Solutions Limited.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2024, and the related notes and our report dated May 23, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Detroit, Michigan
May 23, 2024

ITEM 9B. OTHER INFORMATION
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act), except as described below. The trading arrangements described below are both intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On February 15, 2024, Jim Benson, Executive Vice President, Chief Financial Officer and Treasurer, terminated a Rule 10b5-1 trading arrangement that he previously adopted with respect to the sale of 62,993 shares of the Company’s common stock issuable to him upon vesting of time-based restricted stock units. Mr. Benson’s trading arrangement was adopted on August 16, 2023 and was scheduled to expire on September 30, 2024 (or earlier, if all transactions under the trading arrangement were completed). As of the date of termination of his trading arrangement, Mr. Benson sold 35,996 shares under its terms. Proceeds from sales under Mr. Benson’s trading arrangement were used to cover taxes, including applicable withholding taxes at the time of vesting, in accordance with the Company’s mandatory sell to cover policy. Mr. Benson terminated the trading arrangement in connection with the Company’s adoption of net settlement for restricted stock units for its officers (as defined in Rule 16a-1(f) of the Exchange Act), pursuant to which the Company now withholds shares to cover applicable withholding taxes at the time of vesting.
On March 1, 2024, Stephen Lifshatz, a director of the Company, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of up to 10,000 shares of the Company’s common stock. The duration of the trading arrangement is from June 5, 2024 through June 30, 2025 (or earlier, if all transactions under the trading arrangement are completed).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Business Conduct and Ethics
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the Investor Relations section of our website at ir.dynatrace.com under “Governance - Governance Documents.” We will disclose any amendments to our code of business conduct and ethics, or waivers of its requirements granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website or in filings under the Exchange Act as required by applicable law or the listing standards of the NYSE.
Insider Trading Policies and Procedures
We have adopted an insider trading policy and related Rule 10b5-1 trading plan policy that are reasonably designed to promote compliance with applicable insider trading laws, rules, regulations, and NYSE listing standards.
Our insider trading policy prohibits our officers, directors, employees, designated consultants, and their affiliated persons from trading in company securities while in possession of material nonpublic information about the company. The policy also prohibits tipping (i.e., disclosing material nonpublic information about the company to others who may trade of the basis of that information).
Under our insider trading policy, designated insiders may only trade in company securities during open trading windows at a time when they do not possess material nonpublic information about the company. We have also designated our executive officers, directors, and certain other employees as pre-clearance insiders who must receive approval before trading in company securities.
Our insider trading policy also expressly prohibits short sales; purchases or sales of puts, calls, or other derivative securities or hedging transactions; using company securities as collateral in a margin account; or pledging company securities as collateral for a loan.
Any waiver of the provisions of this policy requires the approval of our Audit Committee. To date, no such requests have been made or approved.
We have adopted an additional policy that governs when our directors, executive officers, and others may adopt written securities trading plans, known as Rule 10b5-1 plans. These plans are intended to take advantage of a safe harbor provided under SEC rules from liability for violating federal antifraud prohibitions that proscribe certain insider trading, including Section 10(b) of the Securities Exchange Act of 1934. A qualifying Rule 10b5-1 plan may only be entered into when the individual is not in possession of material nonpublic information about the company and must authorize a broker to buy or sell shares of our common stock on a periodic basis pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. A director or executive officer may amend or terminate a Rule 10b5-1 plan in certain circumstances. Our policy provides that all Rule 10b5-1 plans must comply with SEC rules applicable to the Rule 10b5-1 safe harbor and provides additional requirements and limitations applicable to plans. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.
A copy of our insider trading policy and related Rule 10b5-1 trading plan policy has been filed as Exhibit 19.1 to this Annual Report.
The remaining information called for by this item will be set forth in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2024 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2024 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2024 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2024 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2024 and is incorporated herein by reference.
Our independent public accounting firm is Ernst & Young, LLP, Detroit, MI, PCAOB Auditor ID #42. BDO USA, LLP (n/k/a BDO USA, P.C.), Troy, MI, PCAOB Auditor ID #243, served as our independent public accounting firm through May 31, 2022.

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
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.3*	Description of the Company’s Securities.
10.1#	2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K, filed on May 28, 2021).
10.2#
Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (performance-based) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2023).

10.3#
Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (time-based) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2023).

10.4#*	Form of restricted stock award agreement under the 2019 Equity Incentive Plan.
10.5#*	Form of stock option agreement under the 2019 Equity Incentive Plan.
10.6#	2024 Annual Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2023).
10.7#	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
10.8#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 25, 2023).
10.9#	Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 8, 2024).
10.10#	Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 8, 2024).
10.11#
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

10.12#
Executive Officer Amended & Restated Employment Agreement between the Company and Rick McConnell dated as of March 23, 2023 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed with the SEC on May 25, 2023).

10.13#
Executive Officer Employment Agreement between the Company and James Benson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2022).

10.14#
Executive Officer Employment Agreement between the Company and Bernd Greifeneder (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2021).

10.15#
Executive Officer Employment Agreement between the Company and Matthias Dollentz-Scharer (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022).

10.16#
Executive Officer Employment Agreement between the Company and Daniel Zugelder (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2023).

10.17
Credit Agreement among Dynatrace LLC, Dynatrace Intermediate LLC, BMO Harris Bank, N.A., and certain lenders parties thereto, dated as of December 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2022).

10.18
Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC, and Declaration Affixing the Commencement Date of the Lease, dated November 15, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 5, 2019).

10.19
First Amendment dated July 23, 2019 to Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 25, 2023).

10.20
Second Amendment dated July 16, 2021 to Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 25, 2023).

10.21
English Translation of Lease Agreement, dated as of March 28, 2017, by and between Neunteufel GmbH and Dynatrace Austria GmbH (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 5, 2019).

10.22
English Translation of Supplementary Agreement dated as of March 29, 2023 to the Lease Agreement dated as of March 28, 2017 by and between Neunteufel GmbH and Dynatrace Austria GmbH (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 25, 2023).

10.23
English Translation of Amendment Agreement dated as of August 2, 2023 to the Supplementary Agreement dated as of March 29, 2023 to the Lease Agreement dated as of March 28, 2017 by and between Neunteufel GmbH and Dynatrace Austria GmbH (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2023).

10.24
English Translation of Second Amendment Agreement dated as of December 21, 2023 to the Supplementary Agreement dated as of March 29, 2023 to the Lease Agreement dated as of March 28, 2017 by and between Neunteufel GmbH and Dynatrace Austria GmbH (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 8, 2024).

16.1	Letter of BDO USA, LLP dated June 3, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2022).
19.1*	Insider Trading Policy and related Rule 10b5-1 Trading Plan Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of BDO USA, P.C.
24.1	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1*	Compensation Recovery Policy.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

DYNATRACE, INC.

Date:	May 23, 2024	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Rick McConnell, James Benson and Nicole Fitzpatrick as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rick McConnell	Chief Executive Officer and Director (Principal Executive Officer)	May 23, 2024
Rick McConnell

/s/ James Benson	Chief Financial Officer and Treasurer (Principal Financial Officer)	May 23, 2024
James Benson
/s/ Daniel Yates	Chief Accounting Officer (Principal Accounting Officer)	May 23, 2024
Daniel Yates

/s/ Jill Ward	Director, Board Chair	May 23, 2024
Jill Ward

/s/ Michael Capone	Director	May 23, 2024
Michael Capone

/s/ Amol Kulkarni	Director	May 23, 2024
Amol Kulkarni

/s/ Stephen Lifshatz	Director	May 23, 2024
Stephen Lifshatz

/s/ Steve Rowland	Director	May 23, 2024
Steve Rowland

/s/ Kenneth Virnig	Director	May 23, 2024
Kenneth Virnig

/s/ Kirsten Wolberg	Director	May 23, 2024
Kirsten Wolberg