Form 10-Q
period 2024-06-30
Dynatrace, Inc.
filed 2024-08-07
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The Registrant had 297,905,424 shares of common stock outstanding as of August 5, 2024.

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
•Security breaches, computer malware, computer hacking attacks and other security incidents or compromises could harm our business, reputation, brand and operating results.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2024	March 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$930,315	$778,983
Short-term investments	82,210	57,891
Accounts receivable, net	244,996	602,739
Deferred commissions, current	99,478	98,935
Prepaid expenses and other current assets	67,442	66,749
Total current assets	1,424,441	1,605,297
Long-term investments	54,711	46,350
Property and equipment, net	51,212	53,325
Operating lease right-of-use assets, net	71,480	61,390
Goodwill	1,334,954	1,335,494
Intangible assets, net	41,159	50,995
Deferred tax assets, net	160,458	138,836
Deferred commissions, non-current	89,441	93,310
Other assets	29,806	24,782
Total assets	$3,257,662	$3,409,779

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$3,895	$21,410
Accrued expenses, current	169,899	233,675
Deferred revenue, current	862,084	987,953
Operating lease liabilities, current	15,350	15,513
Total current liabilities	1,051,228	1,258,551
Deferred revenue, non-current	52,178	62,308
Accrued expenses, non-current	19,572	18,404
Operating lease liabilities, non-current	66,055	54,013
Deferred tax liabilities	994	1,013
Total liabilities	1,190,027	1,394,289
Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 298,215,657 and 296,962,547 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	298	297
Additional paid-in capital	2,263,195	2,249,349
Accumulated deficit	(160,137)	(198,757)
Accumulated other comprehensive loss	(35,721)	(35,399)
Total shareholders' equity	2,067,635	2,015,490
Total liabilities and shareholders' equity	$3,257,662	$3,409,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended June 30,
	2024	2023
Revenue:
Subscription	$381,576	$316,454
Service	17,644	16,432
Total revenue	399,220	332,886
Cost of revenue:
Cost of subscription	53,572	42,904
Cost of service	16,802	15,542
Amortization of acquired technology	4,379	3,898
Total cost of revenue	74,753	62,344
Gross profit	324,467	270,542

Operating expenses:
Research and development	87,578	66,282
Sales and marketing	145,106	125,117
General and administrative	44,978	39,095
Amortization of other intangibles	4,776	5,760
Total operating expenses	282,438	236,254
Income from operations	42,029	34,288
Interest income, net	12,775	7,146
Other (expense) income, net	(2,035)	252
Income before income taxes	52,769	41,686
Income tax expense	(14,149)	(3,498)
Net income	$38,620	$38,188
Net income per share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13
Weighted average shares outstanding:
Basic	297,358	291,325
Diluted	300,966	296,387
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended June 30,
	2024	2023
Net income	$38,620	$38,188
Other comprehensive loss
Foreign currency translation adjustment	(222)	(1,417)
Unrealized losses on available-for-sale investments, net of taxes	(100)	—
Total other comprehensive loss	(322)	(1,417)
Comprehensive income	$38,298	$36,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended June 30, 2024
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2024	296,963	$297	$2,249,349	$(198,757)	$(35,399)	$2,015,490
Other comprehensive loss	—	—	—	—	(322)	(322)
Restricted stock units vested	2,026	2	(2)	—	—	—
Issuance of common stock related to employee stock purchase plan	262	—	10,389	—	—	10,389
Exercise of stock options	201	—	4,215	—	—	4,215
Shares withheld for employee taxes	(178)	—	(8,306)	—	—	(8,306)
Repurchases of common stock	(1,093)	(1)	(50,107)	—	—	(50,108)
Share-based compensation	—	—	57,657	—	—	57,657
Net income	—	—	—	38,620	—	38,620
Balance, June 30, 2024	298,181	$298	$2,263,195	$(160,137)	$(35,721)	$2,067,635

	Three Months Ended June 30, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2023	290,411	$290	$1,989,797	$(353,389)	$(31,829)	$1,604,869
Other comprehensive loss	—	—	—	—	(1,417)	(1,417)
Restricted stock units vested	1,821	2	(2)	—	—	—
Issuance of common stock related to the employee stock purchase plan	313	—	9,584	—	—	9,584
Exercise of stock options	615	1	13,189	—	—	13,190
Share-based compensation	—	—	40,518	—	—	40,518
Net income	—	—	—	38,188	—	38,188
Balance, June 30, 2023	293,160	$293	$2,053,086	$(315,201)	$(33,246)	$1,704,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$38,620	$38,188
Adjustments to reconcile net income to cash provided by operations:
Depreciation	4,305	3,916
Amortization	9,672	9,681
Share-based compensation	57,657	40,518
Deferred income taxes	(22,649)	(19,327)
Other	1,601	(154)
Net change in operating assets and liabilities:
Accounts receivable	355,441	204,228
Deferred commissions	2,121	8,545
Prepaid expenses and other assets	(8,064)	(16,426)
Accounts payable and accrued expenses	(78,265)	(39,641)
Operating leases, net	1,791	277
Deferred revenue	(131,489)	(95,902)
Net cash provided by operating activities	230,741	133,903

Cash flows from investing activities:
Purchase of property and equipment	(3,359)	(10,267)
Acquisition of a business, net of cash acquired	(100)	—
Purchases of investments	(40,886)	—
Proceeds from sales and maturities of investments	8,750	—
Net cash used in investing activities	(35,595)	(10,267)

Cash flows from financing activities:
Payments of deferred consideration related to capitalized software additions	(552)	—
Proceeds from employee stock purchase plan	10,389	9,584
Proceeds from exercise of stock options	4,215	13,190
Repurchases of common stock	(48,556)	—
Taxes paid related to net share settlement of equity awards	(8,306)	—
Net cash (used in) provided by financing activities	(42,810)	22,774

Effect of exchange rates on cash and cash equivalents	(1,004)	(1,055)

Net increase in cash and cash equivalents	151,332	145,355

Cash and cash equivalents, beginning of period	778,983	555,348
Cash and cash equivalents, end of period	$930,315	$700,703

Supplemental cash flow data:
Cash paid for interest	$184	$212
Cash paid for tax, net	$24,918	$13,151
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of the Business
Business
Dynatrace, Inc. (“Dynatrace”, or the “Company”) offers the only end-to-end platform that combines broad and deep observability and continuous runtime application security with advanced artificial intelligence (“AI”) for IT operations to provide answers and intelligent automation from data at an enormous scale. The Company’s comprehensive solutions help IT, development, security, and business operations teams at global organizations modernize and automate cloud operations, deliver software faster and more securely, and provide significantly improved digital experiences.
Fiscal year
The Company’s fiscal year ends on March 31. References to fiscal 2025, for example, refer to the fiscal year ending March 31, 2025.
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of June 30, 2024 and the interim condensed consolidated statements of operations, statements of comprehensive income, statements of shareholders’ equity, and statement of cash flows for the three months ended June 30, 2024 and 2023 and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2024 and its results of operations and cash flows for the three months ended June 30, 2024 and 2023 are in accordance with U.S. GAAP. The results for the three months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Annual Report”).
Use of estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Management evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to the stand-alone selling price for each distinct performance obligation in customer contracts with multiple performance obligations, the allowance for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of long-lived assets, the period of benefit for deferred commissions and material rights, income taxes, equity-based compensation expense, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Management bases these estimates on historical experiences and on various other assumptions that the Company believes are reasonable. Actual results could differ from those estimates.
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

Recently issued accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and application of all segment disclosure requirement to entities with a single reportable segment. ASU 2023-07 is effective for the Company’s annual periods beginning fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. The Company is currently evaluating the impact ASU 2023-07 will have on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in the income tax rate reconciliation table and disaggregates the income taxes paid by jurisdiction. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, which will be the Company’s fiscal 2026. The Company is currently evaluating the impact of ASU 2023-09 on its financial statement disclosures.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Three Months Ended June 30,
	2024		2023
	Amount	%	Amount	%
North America	$240,437	60%	$198,537	60%
Europe, Middle East and Africa	97,990	25%	83,149	25%
Asia Pacific	36,273	9%	29,808	9%
Latin America	24,520	6%	21,392	6%
Total revenue	$399,220		$332,886
The United States was the only country that represented more than 10% of the Company’s revenue, constituting $227.9 million and 57% and $188.0 million and 56% of total revenue during the three months ended June 30, 2024 and 2023, respectively.
Revenue recognized during the three months ended June 30, 2024 and 2023, which was included in the deferred revenue balance at the beginning of each respective period, was $358.3 million and $297.3 million, respectively.
Remaining performance obligations
As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,322.9 million, which consists of both billed consideration in the amount of $914.3 million and unbilled consideration in the amount of $1,408.6 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 55% of the total remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Contract assets
As of June 30, 2024 and March 31, 2024, contract assets of $5.1 million and $5.2 million, respectively, are included in accounts receivable, net, on the Company’s condensed consolidated balance sheets.
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

The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed as of the acquisition date, with the excess recorded to goodwill. The Company acquired $6.0 million net assets, including $7.8 million of intangible assets, resulting in goodwill of $27.4 million. The preliminary fair value of certain acquired assets and assumed liabilities are subject to subsequent adjustment as additional information is obtained to finalize certain components of working capital and deferred income taxes.
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
The preliminary purchase consideration consisted of $26.1 million cash paid at closing and $2.3 million in deferred cash payments. The deferred cash payments will be held by the Company to satisfy indemnification obligations and post-closing purchase price adjustments payable within 15 months after the acquisition date. During the three months ended June 30, 2024, the Company paid $0.1 million for the post-closing purchase price adjustment.
In connection with the acquisition of Runecast, per the purchase agreement, $9.0 million of restricted stock awards (“RSAs”) will be issued to the previous owners subject to continuing employment and certain indemnification clauses. The RSAs are considered share-based compensation expense and $0.9 million was recognized in the three months ended June 30, 2024.
The fair value of the purchase price was allocated to the identifiable assets acquired and assumed acquired as of the acquisition date, with the excess recorded to goodwill. The Company acquired $3.2 million net assets, including $7.5 million intangible assets, resulting in goodwill of $25.2 million. The preliminary fair value of assets acquired and liabilities assumed may change as additional information is received during the measurement period.
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
5.     Investments and Fair Value Measurements
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale investments, including those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$128,232	$1	$(336)	$127,897
Commercial paper	10,807	—	(9)	10,798
Corporate debt securities	9,007	—	(16)	8,991
U.S. government agency securities	1,500	—	—	1,500
Total	$149,546	$1	$(361)	$149,186

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$149,978	$—	$(229)	$149,749
The fair values of available-for-sale investments, excluding those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets, by remaining contractual maturity are as follows (in thousands):

	June 30, 2024	March 31, 2024
Due within one year	$82,210	$57,891
Due in one year through five years	54,462	46,248
Total	$136,672	$104,139
Effective January 1, 2024, the Company offers a non-qualified deferred compensation plan to eligible U.S. employees. The Company holds $0.2 million and $0.1 million of mutual funds that are associated with this plan and are classified as restricted trading securities as of June 30, 2024 and March 31, 2024, respectively. These securities are not included in the tables above but are included as investments in the condensed consolidated balance sheets.
The following tables present the Company’s financial assets that have been measured at fair value on a recurring basis as of June 30, 2024 and 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$620,300	$—	$—	$620,300
U.S. treasury securities	—	8,545	—	8,545
Commercial paper	—	3,970	—	3,970
Investments:
Mutual funds	249	—	—	249
U.S. treasury securities	—	119,352	—	119,352
Commercial paper	—	6,828	—	6,828
Corporate debt securities	—	8,991	—	8,991
U.S. agency securities	—	1,500	—	1,500
Total financial assets	$620,549	$149,186	$—	$769,735

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$477,102	$—	$—	$477,102
U.S. treasury securities	—	45,610	—	45,610
Investments:
Mutual funds	102	—	—	102
U.S. treasury securities	—	104,139	—	104,139
Total financial assets	$477,204	$149,749	$—	$626,953
The Company recorded interest income from its cash, cash equivalents, and investments of $12.9 million and $7.5 million for the three months ended June 30, 2024 and 2023, respectively.

6.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the three months ended June 30, 2024 consists of the following (in thousands):

June 30, 2024
Balance, beginning of period	$1,335,494
Foreign currency impact	(540)
Balance, end of period	$1,334,954
Intangible assets, net, excluding goodwill, consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		June 30, 2024	March 31, 2024
Capitalized software	103	$218,350	$218,529
Customer relationships	120	351,756	351,756
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		625,109	625,288
Less: accumulated amortization		(583,950)	(574,293)
Total other intangible assets, net		$41,159	$50,995
Amortization of intangible assets totaled $9.7 million for the three months ended June 30, 2024 and 2023.
7.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended June 30, 2024 was 26.8% compared to 8.4% for the three months ended June 30, 2023. The increase in the effective tax rate for the three months ended June 30, 2024 was primarily due to a decrease in share-based compensation benefits.
8.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (as amended to date, the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of June 30, 2024 and March 31, 2024, there were no amounts outstanding under the Credit Facility. There were $0.8 million of letters of credit issued as of June 30, 2024. The Company had $399.2 million of availability under the Credit Facility as of June 30, 2024 and March 31, 2024.
Borrowings under the Credit Facility are available in U.S. dollars, Euros, Pounds Sterling and Canadian Dollars, with a sublimit of $100.0 million for non-U.S. dollar-denominated borrowings. Borrowings under the Credit Facility currently bear interest at (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin as defined per the Credit Agreement. Interest payments are due quarterly, or more frequently, based on the terms of the Credit Facility.
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
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the condensed consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $1.3 million and $1.4 million of unamortized debt issuance costs as of June 30, 2024 and March 31, 2024, respectively.

Pursuant to the Credit Facility, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC, a wholly owned subsidiary of the Company, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At June 30, 2024, the Company was in compliance with all applicable covenants.
Interest expense
For the three months ended June 30, 2024 and 2023, the Company recognized $0.1 million and $0.4 million in interest expense and amortization of debt issuance costs and original issuance discount, respectively.
9.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2025 to 2035. As of June 30, 2024, the weighted average remaining lease term was 6.4 years and the weighted average discount rate was 4.5%. The Company did not have any finance leases as of June 30, 2024.
The Company had a sublease of a former office which expired in the three months ended June 30, 2024. Sublease income from operating leases, which is recorded as a reduction of rental expense, was $0.2 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2024	2023
Operating lease expense (1)	$4,132	$3,769
Short-term lease expense	$601	$435
Variable lease expense	$487	$453
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Three Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$5,190	$4,488
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$16,505	$7,254
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.
As of June 30, 2024, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2025	$13,911
2026	16,487
2027	15,437
2028	11,154
2029	9,054
Thereafter	26,950
Total operating lease payments	92,993
Less: imputed interest	(11,588)
Total operating lease liabilities	$81,405

As of June 30, 2024, the Company had commitments of $83.6 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during fiscal 2025 through fiscal 2026, with lease terms ranging from 2 to 10 years.

10.    Commitments and Contingencies
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
11.    Shareholders’ Equity
Share Repurchase Program
In May 2024, the Company announced a share repurchase program for up to $500 million of common stock. The share repurchase program does not have a time limit, does not obligate the Company to acquire a specific number of shares, and may be suspended, modified, or terminated at any time, without prior notice. Repurchases may be made from time to time on the open market, pursuant to 10b5-1 trading plans, or by other legally permissible means.
For the three months ended June 30, 2024, the Company repurchased and retired approximately 1.1 million shares of its common stock at an average price of $45.84 for a total of $50.1 million, of which $1.6 million has not been settled in cash as of June 30, 2024. As of June 30, 2024, $449.9 million remained available for future repurchases.
12.    Share-based Compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended June 30,
	2024	2023
Cost of revenue	$7,730	$5,488
Research and development	21,580	13,264
Sales and marketing	16,022	13,999
General and administrative	12,325	7,767
Total share-based compensation	$57,657	$40,518
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the Board, adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2024, 56,830,006 shares of common stock were available for future issuance under the 2019 Plan.

Stock options
The following table summarizes activity for stock options during the three months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2024	3,063	$22.56	5.6	$73,903
Exercised	(201)	20.90
Forfeited or expired	(20)	44.35
Balance, June 30, 2024	2,842	$22.53	5.1	$63,998
Options vested and expected to vest at June 30, 2024	2,842	$22.53	5.1	$63,998
Options vested and exercisable at June 30, 2024	2,806	$22.21	5.1	$63,935
As of June 30, 2024, the total unrecognized compensation expense related to non-vested stock options was $0.5 million and is expected to be recognized over a weighted average period of 0.6 years.
Restricted shares and units
The following table provides a summary of the changes in the number of RSAs and restricted stock units (“RSUs”) for the three months ended June 30, 2024:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2024	142	$49.05	9,852	$48.17
Granted	—	—	5,542	47.66
Vested	—	—	(2,026)	49.30
Forfeited	—	—	(469)	49.16
Balance, June 30, 2024	142	$49.05	12,899	$47.74
RSUs outstanding as of June 30, 2024 were comprised of 11.6 million RSUs with only service conditions and 1.3 million RSUs with both service and performance or market-based conditions (“PSUs”).
During the three months ended June 30, 2024, the Company granted PSUs that contain financial performance conditions (the “Financial PSUs”) and PSUs based on relative total stockholder return performance (the “rTSR PSUs”). Both the Financial PSUs and rTSR PSUs are not earned if the applicable threshold percentage of the specific metric is not achieved. The overall number of shares that may be earned shall not exceed 200% of the target award. The PSUs are also subject to time-based vesting and are contingent upon the employee remaining employed by the Company or one of its subsidiaries through the applicable vesting date.
The Financial PSUs generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years. The number of shares that may be earned pursuant to the Financial PSUs is based on specific Company metrics related to the Company’s fiscal year ending March 31, 2025.
The rTSR PSUs generally vest 33% annually after the grant date. The number of shares that may be earned pursuant to the rTSR PSUs is based on the Company’s stock price performance relative to companies that are the constituents of the Russell 3000 index over performance periods of one, two, and three fiscal years that began on April 1, 2024.
As of June 30, 2024, the total unrecognized compensation expense related to unvested RSAs is $7.8 million and is to be recognized over a weighted average period of 2.6 years. As of June 30, 2024, the total unrecognized compensation expense related to unvested RSUs was $557.8 million and is expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the three months ended June 30, 2024, 261,829 shares of common stock were purchased under the ESPP. As of June 30, 2024, 18,572,583 shares of common stock were available for future issuance under the ESPP.
As of June 30, 2024, there was approximately $2.5 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.
13.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2024	2023
Numerator:
Net income	$38,620	$38,188
Denominator:
Weighted average shares outstanding, basic	297,358	291,325
Dilutive effect of stock-based awards	3,608	5,062
Weighted average shares outstanding, diluted	300,966	296,387

Net income per share, basic	$0.13	$0.13
Net income per share, diluted	$0.13	$0.13
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three months ended June 30, 2024 and 2023 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended June 30,
	2024	2023
Stock options	124	220
Unvested RSAs and RSUs	2,012	1,507
Shares committed under ESPP	2	13
14.    Geographic Information
Revenue
Revenues by geography are based on legal jurisdiction. See Note 3, Revenue Recognition, for a disaggregation of revenue by geographic region.

Long-lived assets, net
The following table presents the Company’s net long-lived assets, which consists of property and equipment, net, and operating lease right-of-use asset, net, by geographic region for the periods presented (in thousands):

	June 30, 2024	March 31, 2024
North America	$38,337	$35,339
Europe, Middle East and Africa	79,364	73,892
Asia Pacific	4,611	5,041
Latin America	380	443
Total long-lived assets, net	$122,692	$114,715

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and applicable rules and regulation of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended March 31, 2024 (the “Annual Report”). These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on March 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
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
We generate revenue primarily by selling subscriptions, which we define as Software-as-a-Service (“SaaS”) agreements, term-based licenses, perpetual licenses, and maintenance and support agreements. The majority of our customers deploy Dynatrace as a SaaS solution to get the latest Dynatrace features and updates with greatly reduced administrative effort. We also provide options to deploy our platform in customer-provisioned infrastructure.
Under our Dynatrace Platform Subscription ("DPS”) model, which provides customers with more modern pricing with flexibility and transparency, a customer makes a minimum annual spend commitment at the platform level and then consumes that commitment based on actual usage and a straightforward rate card. Any platform capability can be used in any quantity at any time based on the customer’s evolving needs.
The Dynatrace platform has been commercially available since 2016 and is the primary offering we sell.
First-Quarter 2025 Financial Highlights
Our financial highlights for the three months ended June 30, 2024 were:
•Our annual recurring revenue (“ARR”) was $1,541 million as of June 30, 2024, which reflected 19% growth year-over-year;
•Total revenue and subscription revenue was $399 million and $382 million, respectively;
•We delivered GAAP income from operations of $42 million and non-GAAP income from operations(1) of $114 million; and
•Our net cash provided by operating activities and free cash flow(1) was $227 million and $231 million, respectively.

(1) Non-GAAP financial measure. For additional information, please see the “Key Metrics” section below for applicable definitions and the “Non-GAAP Financial Results” section below for a reconciliation to the most directly comparable GAAP financial measure.
We believe in a disciplined and balanced approach to operating our business. We plan to continue driving innovation to meet customers’ needs and grow our customer base. We also plan to invest in future growth opportunities that we expect will drive long-term value, while leveraging our global partner ecosystem, optimizing costs, and improving efficiency and profitability.
We believe this approach is even more important at this time as we navigate the current macroeconomic environment, which can include geopolitical considerations, fluctuations in credit, equity, and foreign currency markets, changes in inflation, interest rates, consumer confidence and spending, and other factors that may affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles. In the ongoing dynamic macroeconomic landscape, we continue to factor a challenging climate. We have seen resiliency in our industry and we remain confident in our ability to execute in this environment. Please see the section titled “Risk Factors” included under Part II, Item 1A of this Quarterly Report for further discussion of the possible impact of macroeconomic conditions on our business and regarding fluctuations in our annual and quarterly operating results.
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
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of June 30,
	2024	2023
	(in thousands, except percentages)
Total ARR	1,540,631	1,293,895
Year-over-year increase	19%	25%
Dollar-based net retention rate	112%	116%

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Non-GAAP income from operations(1)	$114,250	$92,075
Free cash flow(1)	$227,382	$123,636

(1) Non-GAAP financial measure. For additional information, please see the applicable definitions below and the “Non-GAAP Financial Results” section below for a reconciliation to the most directly comparable GAAP financial measure.
ARR: We define ARR as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings.
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
Non-GAAP income from operations: We define non-GAAP income from operations as GAAP income from operations adjusted for the following items: share-based compensation; employer payroll taxes on employee stock transactions; amortization of intangibles; transaction, restructuring and other non-recurring or unusual items that may arise from time to time.
Free cash flow: We define free cash flow as the net cash provided by or used in operating activities less capital expenditures, reflected as purchase of property and equipment and capitalized software additions in our financial statements.
Non-GAAP Financial Results
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income from operations and free cash flow. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons and liquidity. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance, and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making.
The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Our non-GAAP financial measures may not provide information that is directly comparable to similarly titled metrics provided by other companies.
The tables below provide a reconciliation of our non-GAAP income from operations and free cash flow to their most directly comparable GAAP measure.

	Three Months Ended June 30,
	2024	2023
	(in thousands)
GAAP income from operations	$42,029	$34,288
Share-based compensation	57,657	40,518
Employer payroll taxes on employee stock transactions	5,409	5,203
Amortization of intangibles	9,155	9,658
Transaction, restructuring, and other	—	2,408
Non-GAAP income from operations	$114,250	$92,075

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$230,741	$133,903
Purchase of property and equipment	(3,359)	(10,267)
Capitalized software additions	—	—
Free cash flow	$227,382	$123,636

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
Cost of Revenue
Cost of subscription. Cost of subscription revenue includes all direct costs to deliver and support our subscription products, including salaries, benefits, bonuses, share-based compensation and related expenses such as employer taxes, third-party hosting fees related to our cloud services, allocated overhead for depreciation, facilities, and IT, and amortization of internally developed capitalized software technology. We recognize these expenses as they are incurred.
Cost of service. Cost of service revenue includes salaries, benefits, bonuses, share-based compensation, and related expenses such as employer taxes for our services organization, and allocated overhead for depreciation, facilities, and IT. We recognize these expenses as they are incurred.
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
Operating Expenses
Personnel costs, which consist of salaries, benefits, bonuses, share-based compensation and, with regard to sales and marketing expenses, sales commissions, are the most significant component of our operating expenses. We also incur other non-personnel costs, such as an allocation of our general overhead expenses, including depreciation, facilities, IT, and other costs.
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
Interest Income, Net
Interest income, net, consists primarily of interest income, primarily from money market funds, bank deposits, debt securities held as investments and certificates of deposits, fees on our revolving credit facility, and amortization of debt issuance costs.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the foreign derived intangibles deduction and, (2) the generation of U.S. foreign tax credits, partially offset by (3) foreign withholding taxes, (4) nondeductible executive compensation, and (5) foreign earnings taxed at rates higher than the U.S. statutory tax rate. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.
Internal Revenue Code (“IRC”) Section 174
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. This law change has increased our U.S. federal and state cash taxes and reduced cash flows since fiscal year 2024.
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
Pillar Two proposal
Many countries have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to a 15% global minimum tax issued by the Organization for Economic Cooperation and Development (“OECD”). For fiscal year 2025, we expect to meet the Transitional Country-by-Country (CbCR) Safe Harbor rules for most, if not all, the jurisdictions that have adopted the rules. Based on the guidance available thus far, we do not expect these provisions to have a material impact on our consolidated financial statements. We will continue to monitor ongoing developments and evaluate any potential impact on future periods.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024		2023
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$381,576	96%	$316,454	95%
Service	17,644	4%	16,432	5%
Total revenue	399,220	100%	332,886	100%
Cost of revenue:
Cost of subscription	53,572	13%	42,904	13%
Cost of service	16,802	5%	15,542	5%
Amortization of acquired technology	4,379	1%	3,898	1%
Total cost of revenue (1)	74,753	19%	62,344	19%
Gross profit	324,467	81%	270,542	81%

Operating expenses:
Research and development (1)	87,578	22%	66,282	20%
Sales and marketing (1)	145,106	36%	125,117	38%
General and administrative (1)	44,978	11%	39,095	12%
Amortization of other intangibles	4,776	1%	5,760	2%
Total operating expenses	282,438		236,254
Income from operations	42,029	11%	34,288	10%
Interest income, net	12,775		7,146
Other (expense) income, net	(2,035)		252
Income before income taxes	52,769		41,686
Income tax expense	(14,149)		(3,498)
Net income	$38,620		$38,188
(1)  Includes share-based compensation expense as follows:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Cost of revenue	$7,730	$5,488
Research and development	21,580	13,264
Sales and marketing	16,022	13,999
General and administrative	12,325	7,767
Total share-based compensation	$57,657	$40,518

Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Subscription	$381,576	$316,454	$65,122	21%
Service	17,644	16,432	1,212	7%
Total revenue	$399,220	$332,886	$66,334	20%
Subscription
Subscription revenue increased by $65.1 million, or 21%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the growth of the Dynatrace platform by adding new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue increased by $1.2 million, or 7%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to timing of delivery of services.
Cost of Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$53,572	$42,904	$10,668	25%
Cost of service	16,802	15,542	1,260	8%
Amortization of acquired technology	4,379	3,898	481	12%
Total cost of revenue	$74,753	$62,344	$12,409	20%
Cost of subscription
Cost of subscription increased by $10.7 million, or 25%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to higher personnel costs of $3.1 million to support the growth of our subscription cloud-based offering and higher share-based compensation of $1.7 million. Also contributing to the increase were higher cloud-based hosting costs of $3.2 million and software subscription costs of $1.5 million to support the growth of the business and related infrastructure and higher depreciation expense of $0.6 million.
Cost of service
Cost of service increased by $1.3 million, or 8%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily the result of higher share-based compensation of $0.5 million and higher software subscription costs of $0.4 million.
Amortization of acquired technology
Amortization of acquired technology increased by $0.5 million, or 12%, and includes amortization expense for technology acquired in the Thoma Bravo Funds’ acquisition of our company in 2014, business combinations, and asset acquisitions.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$328,004	$273,550	$54,454	20%
Service	842	890	(48)	(5%)
Amortization of acquired technology	(4,379)	(3,898)	(481)	12%
Total gross profit	$324,467	$270,542	$53,925	20%
Gross margin:
Subscription	86%	86%
Service	5%	5%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $54.5 million, or 20%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and subscription gross margin remained consistent at 86%. The increase in gross profit was primarily due to the growth of the Dynatrace platform by new customers combined with existing customers expanding their use of our solutions.
Service
Service gross profit decreased slightly during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and service gross margin remained consistent at 5%. The decrease in gross profit was primarily due to higher share-based compensation expense.
Operating Expenses

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$87,578	$66,282	$21,296	32%
Sales and marketing	145,106	125,117	19,989	16%
General and administrative	44,978	39,095	5,883	15%
Amortization of other intangibles	4,776	5,760	(984)	(17%)
Total operating expenses	$282,438	$236,254	$46,184	20%
Research and development
Research and development expenses increased by $21.3 million, or 32%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was due to increased personnel costs of $9.8 million to expand our product offerings and higher share-based compensation of $8.3 million. Also contributing were higher software subscription costs of $1.8 million and cloud-based hosting costs of $1.1 million.
Sales and marketing
Sales and marketing expenses increased by $20.0 million, or 16%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily driven by an increase in personnel costs of $10.8 million and higher share-based compensation of $2.0 million. Further contributing to the increase were higher commissions of $3.0 million, increased partner fees of $2.5 million, and increased software subscription costs of $2.0 million.

General and administrative
General and administrative expenses increased $5.9 million, or 15%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in other personnel costs of $6.8 million and higher share-based compensation of $4.6 million. Partially offsetting this increase was a decrease in software subscription expense of $3.5 million and lower professional fees of $2.4 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.0 million, or 17%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Interest Income, Net
Interest income, net, was $12.8 million for the three months ended June 30, 2024 compared to $7.1 million for the three months ended June 30, 2023. The increase in interest income was primarily the result of higher interest rates on our cash, cash equivalents, and investments.
Other (Expense) Income, Net
Other expense, net, was $2.0 million for the three months ended June 30, 2024 compared to income of $0.3 million for the three months ended June 30, 2023. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
Income tax expense increased by $10.6 million resulting in an expense of $14.1 million for the three months ended June 30, 2024 as compared to an expense of $3.5 million for the three months ended June 30, 2023. This increase was primarily due to an expected decrease in share-based compensation benefits.
Liquidity and Capital Resources
We have historically maintained a disciplined and balanced approach to optimizing costs and improving the efficiency and profitability of our business, while continuing to invest in future growth opportunities that we expect will drive long-term value. Our principal sources of liquidity are cash and cash equivalents, marketable securities (investments) and cash provided by operating activities. From time to time, we may borrow under our revolving credit facility. As of June 30, 2024, we had $930.3 million of cash and cash equivalents, $136.9 million of investments, consisting of U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. agency securities that have maturities between one and 30 months, and $399.2 million available under our revolving credit facility.
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
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations for cloud hosting support. As of June 30, 2024, total contractual commitments were $387.7 million, with $113.7 million committed within the next 12 months.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the section titled “Risk Factors” included under Part I, Item 1A of this Quarterly Report. However, we believe that our existing cash, cash equivalents, investments, funds available under our revolving credit facility, and cash generated from operations, will be sufficient to meet our cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Share Repurchase Program
We announced a share repurchase program for up to $500.0 million of common stock on May 15, 2024. For the three months ended June 30, 2024, we repurchased and retired approximately 1.1 million shares of our common stock at an average price of $45.84 for a total of $50.1 million, of which $1.6 million has not been settled in cash as of June 30, 2024. As of June 30, 2024, $449.9 million remained available for future repurchases. For additional information, please see Part II, Item 2 of this Quarterly Report.
Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (as amended to date, the “Credit Facility”). As of June 30, 2024, we had $399.2 million available under the Credit Facility with $0.8 million of letters of credit outstanding. As of June 30, 2024, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 8, Long-term Debt, of the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Cash provided by operating activities (1)	$230,741	$133,903
Cash used in investing activities	(35,595)	(10,267)
Cash (used in) provided by financing activities	(42,810)	22,774
Effect of exchange rate changes on cash and cash equivalents	(1,004)	(1,055)
Net increase in cash and cash equivalents	$151,332	$145,355
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Cash paid for interest	$184	$212
Cash paid for tax, net	$24,918	$13,151
Operating Activities
For the three months ended June 30, 2024, cash provided by operating activities was $230.7 million as a result of net income of $38.6 million, and adjusted by non-cash charges of $50.6 million and a change of $141.5 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $57.7 million and depreciation and amortization of $14.0 million, partially offset by deferred income taxes of $22.6 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $355.4 million due to the timing of receipts of payments from customers, partially offset by a decrease in deferred revenue of $131.5 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, a decrease in accounts payable and accrued expenses of $78.3 million driven by timing of payments, including the payments of our annual bonus plans and year-end commissions, and an increase in prepaid expenses and other assets of $8.1 million driven by the timing of payments in advance of future services.

For the three months ended June 30, 2023, cash provided by operating activities was $133.9 million as a result of net income of $38.2 million, and adjusted by non-cash charges of $34.6 million and a change of $61.1 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $40.5 million, depreciation and amortization of $13.6 million, partially offset by deferred income taxes of $19.3 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $204.2 million due to the timing of receipts of payments from customers and a decrease in deferred commissions of $8.5 million due to commissions paid on new bookings. Partially offsetting this was a decrease in deferred revenue of $95.9 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, a decrease in accounts payable and accrued expenses of $39.6 million driven by timing of payments, and an increase in prepaid expenses and other assets of $16.4 million driven by the timing of payments in advance of future services.
Investing Activities
Cash used in investing activities during the three months ended June 30, 2024 was $35.6 million, primarily as a result of purchases of investments, net of sales and maturities, of $32.1 million and purchases of property and equipment of $3.4 million.
Cash used in investing activities during the three months ended June 30, 2023 was $10.3 million as a result of purchases of property and equipment.
Financing Activities
Cash used in financing activities during the three months ended June 30, 2024 was $42.8 million, primarily as a result of repurchases of common stock of $48.6 million and taxes paid related to net share settlement of equity awards of $8.3 million, partially offset from proceeds from our employee stock purchase plan of $10.4 million and proceeds from the exercise of our stock options of $4.2 million.
Cash provided by financing activities during the three months ended June 30, 2023 was $22.8 million, as a result of proceeds from the exercise of our stock options of $13.2 million and proceeds from our employee stock purchase plan of $9.6 million.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2024 as compared to the critical accounting policies and estimates disclosed in our Annual Report. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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
Interest Rate Risk
As of June 30, 2024, we had cash and cash equivalents of $930.3 million, consisting primarily of money market funds, bank deposits, and highly liquid investments with an original maturity of three months of less, and investments of $136.9 million, consisting of U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. agency securities. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
As of June 30, 2024, we also had the Credit Facility in place, with availability of $399.2 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Agreement. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2024, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 23% in the year ended March 31, 2024 compared to the prior year. Our revenue for the three months ended June 30, 2024 grew 20% compared to the prior-year period. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
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
•our ability to maintain and expand our relationships with strategic technology partners that own, operate, and offer the major platforms on which applications operate, with which we must interoperate and remain compatible, and from which we must obtain certifications and endorsements in order to maintain credibility and momentum in the market;
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
Our business depends on the overall demand for observability and security solutions, particularly demand from mid- to large-sized accounts worldwide, and the purchase of our solutions by such organizations is often discretionary. Over the last year, we have observed global economic uncertainty at times as well as lengthening sales cycles. In an economic downturn or during periods of economic or political instability, we believe that our customers or prospects may reduce their operating or IT budgets, which could cause them to defer or forego purchases of observability and security solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts or renewals. To the extent purchases of observability and security solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak or turbulent global economic conditions or a reduction in observability and security spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals, and lower revenue. Moreover, any potential U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, a potential U.S. sovereign default, and uncertainty surrounding the 2024 U.S. Presidential election may increase uncertainty and volatility in the global economy and financial markets. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business and financial results.

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

In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. For example, we have made significant investments in our new application security offering and in developing our GrailTM core technology, AutomationEngine, and AppEngine. We have also expanded our Davis® AI engine to create the observability and security industry’s first hypermodal AI, converging fact-based, predictive, and causal AI insights with new generative AI capabilities. Our new solutions and solution enhancements could fail to attain sufficient market acceptance for many reasons, including:
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
Our customers have no obligation to renew their agreements, and our customers may decide not to renew these agreements with a similar contract period, at the same prices and terms or with the same or a greater number of licenses. Although our customer retention rate has historically been strong, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention, churn and expansion rates. Our customer retention and expansion rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our solutions platform, our customer support and professional services, changes to our go-to-market strategy, our prices and pricing plans, the competitiveness of other software products and services, reductions in our customers’ spending levels, customer concerns about macroeconomic trends, user adoption of our solutions, deployment success, utilization rates by our customers, new product releases and changes to our product offerings. For example, when we updated our go-to-market strategy earlier this year, more than 30% of our customer accounts transitioned to new sales representatives. It is difficult to predict whether these changes will achieve their desired effects and a negative impact on retention and other results is possible. If our customers do not renew their agreements, or renew on less favorable terms, our business, financial condition, and operating results may be adversely affected.

Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our platform and the existing solutions they have implemented, their ability to integrate our solutions with existing technologies, and our pricing models, including our DPS licensing model. A failure to increase sales to existing customers could adversely affect our business, operating results, and financial condition.

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

The successful promotion of the Dynatrace brand and the market’s awareness of our solutions and platform will depend largely upon our ability to continue to offer and market enterprise-grade observability and security solutions, share our thought leadership, and continue to differentiate our solutions successfully from those of our competitors. We have invested, and expect to continue to invest, substantial resources to promote and maintain our brand and generate sales leads, both in the United States and internationally, but there is no guarantee that our awareness strategies will enhance the recognition of our brand or lead to increased sales. If our efforts to promote and maintain our brand are not cost effective or successful, our operating results and our ability to attract and retain customers, partners and employees may be adversely affected. In addition, even if our brand recognition and customer loyalty increase, this may not result in increased sales of our solutions or higher revenue.

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
.
Our ability to succeed depends on the experience and expertise of our senior management team. If we are unable to attract, retain, and motivate our leadership team, our business, operating results, and prospects may be harmed.
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In the last two years, we hired a new Chief Revenue Officer, Chief Marketing Officer, Chief Legal Officer, Chief People Officer and Chief Accounting Officer, among other leadership changes.

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
.
Our credit facility contains restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
In 2022, we entered into a senior secured revolving credit facility in the aggregate amount of $400.0 million. As of June 30, 2024, we had $399.2 million available under the credit facility with $0.8 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates and fee margins, which vary based on prescribed formulas. The credit facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our credit facility remains outstanding.

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
We are subject to U.S. federal, state, and international laws, regulations, and standards relating to the collection, use, disclosure, retention, security, transfer, and other processing of personal data. The legal and regulatory frameworks for privacy, data protection, and security issues worldwide are rapidly evolving and as a result, implementation standards, potential fines, enforcement practices, and litigation risks are likely to remain uncertain for the foreseeable future.

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

The amount of taxes that we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and in determining the realizability of tax attributes such as foreign tax credits and domestic deferred tax assets. From time to time, we are subject to regular tax audits, examinations, and reviews in the ordinary course of business. While we believe that our tax estimates are reasonable and we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation and require us to pay additional taxes. If any amounts that we ultimately pay to a tax authority differ materially from amounts that we previously recorded, it could negatively affect our financial results and operations for the period at issue and on an ongoing basis.

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

The Organization for Economic Cooperation and Development reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. For fiscal year 2025, we expect to meet the Transitional Country-by-Country (CbCR) Safe Harbor rules for most, if not all, the jurisdictions that have adopted the rules. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.
We are subject to a number of risks associated with global sales and operations.

Revenue from customers located outside of the United States represented 43% and 44% for the three months ended June 30, 2024 and 2023, respectively. As of March 31, 2024, approximately 67% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue that we report in each quarter from the Dynatrace platform is derived from the recognition of revenue relating to contracts entered into during previous quarters. For the three months ended June 30, 2024, revenue recognized from deferred revenue at the beginning of the period was $358.3 million. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in Part II, Item 7 of our Annual Report.

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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through August 5, 2024. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. One of our historically largest shareholders, the Thoma Bravo Funds, sold approximately 53.4 million shares of our common stock during our fiscal 2024, and an additional approximately 6.5 million shares in the first quarter of our fiscal 2025, bringing their beneficial ownership below 5% of our common stock. In addition, any such sales, or the possibility that these sales may occur, could make it more difficult for us to sell shares of our common stock in the public market in the future.

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

We cannot guarantee that our share repurchase program will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves.

In May 2024, we announced a share repurchase program under which we are authorized to purchase up to $500.0 million of our common stock from time to time. As of June 30, 2024, a total of $449.9 million remained available for repurchase under the share repurchase program. Our share repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
Our charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations, and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.
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

In addition, changes in U.S. federal and state legislation and regulation and the laws, rules, and regulations of other countries where we have operations related to climate change could result in increased capital expenditures to comply with these new requirements. Numerous treaties, laws, and regulations have been enacted or proposed in an effort to regulate climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may result in increased operating costs across various levels of our supply chain, which could cause us to increase costs to satisfy service obligations to our customers. We may also incur costs associated with increased regulations or investor requirements for increased sustainability disclosures and reporting, including reporting requirements and standards or expectations regarding the environmental impacts of our business. The cost of compliance with, or failure to comply with, such laws, rules, and regulations could result in increased compliance costs, and any untimely or inaccurate disclosure could adversely affect our reputation, business, or financial performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended June 30, 2024 was as follows (in thousands, except shares and per share data):

Period (1)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Approximate Dollar Value of Shares that may Yet be Purchased Under Plans or Programs(3)
April 1, 2024 - April 30, 2024	—	$—	—	$—
May 1, 2024 - May 31, 2024	421,839	46.55	421,839	480,356
June 1, 2024 - June 30, 2024	671,552	45.34	671,552	449,893
Total	1,093,391	$45.84	1,093,391
(1) Information is based on trade dates of share repurchase transactions.
(2) Excludes commissions paid and any estimated excise taxes payable on share repurchases.
(3) On May 15, 2024, we announced a share repurchase program for up to $500 million of shares of our common stock.Our share repurchase program does not have a time limit.
For additional information, please see Note 11, Shareholders’ Equity, of the condensed consolidated financial statements in this Quarterly Report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act), except as described below. The trading arrangements described below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On June 11, 2024, Kenneth “Chip” Virnig, who resigned as a director of the Company on July 31, 2024, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of up to 25,700 shares of the Company’s common stock previously issued to him after the vesting of RSUs. The duration of the trading arrangement is from September 10, 2024 through June 11, 2025 (or earlier, if all transactions under the trading arrangement are completed).
On June 13, 2024, Bernd Greifeneder, Executive Vice President and Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of up to 200,000 shares of the Company’s common stock previously issued to him. The duration of the trading arrangement is from September 12, 2024 through January 31, 2026 (or earlier, if all transactions under the trading arrangement are completed).
On June 14, 2024, Rick McConnell, Chief Executive Officer and a director, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of up to 80,000 shares of the Company’s common stock previously issued to him after the vesting of RSUs and PSUs. The duration of the trading arrangement is from September 16, 2024 through August 1, 2025 (or earlier, if all transactions under the trading arrangement are completed).

ITEM 6. EXHIBITS

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019)

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2024)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019)

10.1*	Form of restricted stock unit award agreement under the Dynatrace, Inc. 2019 Equity Incentive Plan (financial performance-based)

10.2*	Form of restricted stock unit award agreement under the Dynatrace, Inc. 2019 Equity Incentive Plan (rTSR-based)

10.3*	Form of restricted stock unit award agreement under the Dynatrace, Inc. 2019 Equity Incentive Plan (time-based)

10.4	Dynatrace, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2024)

10.5*	First Amendment dated as of June 17, 2024 to the Credit Agreement among Dynatrace LLC, Dynatrace Intermediate LLC, BMO Bank, N.A., and certain lenders parties thereto, dated as of December 2, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

DYNATRACE, INC.

Date:	August 7, 2024	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2024	By:	/s/ James Benson
James Benson
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)