Form 10-Q
period 2024-09-30
Dynatrace, Inc.
filed 2024-11-07
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The Registrant had 298,484,021 shares of common stock outstanding as of November 5, 2024.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2024	March 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$907,177	$778,983
Short-term investments	97,834	57,891
Accounts receivable, net	303,341	602,739
Deferred commissions, current	106,554	98,935
Prepaid expenses and other current assets	68,672	66,749
Total current assets	1,483,578	1,605,297
Long-term investments	48,312	46,350
Property and equipment, net	52,649	53,325
Operating lease right-of-use assets, net	70,957	61,390
Goodwill	1,337,205	1,335,494
Intangible assets, net	31,701	50,995
Deferred tax assets, net	177,714	138,836
Deferred commissions, non-current	95,187	93,310
Other assets	32,350	24,782
Total assets	$3,329,653	$3,409,779

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$17,298	$21,410
Accrued expenses, current	208,825	233,675
Deferred revenue, current	806,171	987,953
Operating lease liabilities, current	15,606	15,513
Total current liabilities	1,047,900	1,258,551
Deferred revenue, non-current	54,878	62,308
Accrued expenses, non-current	16,926	18,404
Operating lease liabilities, non-current	64,997	54,013
Deferred tax liabilities	996	1,013
Total liabilities	1,185,697	1,394,289
Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 298,519,163 and 296,962,547 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	299	297
Additional paid-in capital	2,295,796	2,249,349
Accumulated deficit	(116,129)	(198,757)
Accumulated other comprehensive loss	(36,010)	(35,399)
Total shareholders' equity	2,143,956	2,015,490
Total liabilities and shareholders' equity	$3,329,653	$3,409,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription	$399,810	$334,497	$781,386	$650,951
Service	18,319	17,203	35,963	33,635
Total revenue	418,129	351,700	817,349	684,586
Cost of revenue:
Cost of subscription	55,796	44,792	109,368	87,696
Cost of service	17,595	15,675	34,397	31,217
Amortization of acquired technology	4,393	3,900	8,772	7,798
Total cost of revenue	77,784	64,367	152,537	126,711
Gross profit	340,345	287,333	664,812	557,875

Operating expenses:
Research and development	95,366	74,084	182,944	140,366
Sales and marketing	144,224	127,605	289,330	252,722
General and administrative	48,953	44,748	93,931	83,843
Amortization of other intangibles	4,776	5,627	9,552	11,387
Total operating expenses	293,319	252,064	575,757	488,318
Income from operations	47,026	35,269	89,055	69,557
Interest income, net	12,850	8,509	25,625	15,655
Other expense, net	(2,038)	(3,075)	(4,073)	(2,823)
Income before income taxes	57,838	40,703	110,607	82,389
Income tax expense	(13,830)	(4,894)	(27,979)	(8,392)
Net income	$44,008	$35,809	$82,628	$73,997
Net income per share:
Basic	$0.15	$0.12	$0.28	$0.25
Diluted	$0.15	$0.12	$0.27	$0.25
Weighted average shares outstanding:
Basic	298,089	293,654	297,736	292,504
Diluted	301,373	297,794	301,714	297,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$44,008	$35,809	$82,628	$73,997
Other comprehensive loss
Foreign currency translation adjustment	(1,055)	(474)	(1,277)	(1,891)
Unrealized gains on available-for-sale investments, net of taxes	766	—	666	—
Total other comprehensive loss	(289)	(474)	(611)	(1,891)
Comprehensive income	$43,719	$35,335	$82,017	$72,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended September 30, 2024
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, June 30, 2024	298,181	$298	$2,263,195	$(160,137)	$(35,721)	$2,067,635
Other comprehensive loss	—	—	—	—	(289)	(289)
Restricted stock units vested	1,049	1	(1)	—	—	—
Exercise of stock options	198	1	4,557	—	—	4,558
Share-based compensation	—	—	71,703	—	—	71,703
Shares withheld for employee taxes	(74)	—	(3,660)	—	—	(3,660)
Repurchases of common stock	(835)	(1)	(39,998)	—	—	(39,999)
Net income	—	—	—	44,008	—	44,008
Balance, September 30, 2024	298,519	$299	$2,295,796	$(116,129)	$(36,010)	$2,143,956

	Three Months Ended September 30, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2023	293,160	$293	$2,053,086	$(315,201)	$(33,246)	$1,704,932
Other comprehensive loss	—	—	—	—	(474)	(474)
Restricted stock units vested	959	1	(1)	—	—	—
Exercise of stock options	175	—	3,429	—	—	3,429
Share-based compensation	—	—	57,958	—	—	57,958
Net income	—	—	—	35,809	—	35,809
Balance, September 30, 2023	294,294	$294	$2,114,472	$(279,392)	$(33,720)	$1,801,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Six Months Ended September 30, 2024
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2024	296,963	$297	$2,249,349	$(198,757)	$(35,399)	$2,015,490
Other comprehensive loss	—	—	—	—	(611)	(611)
Restricted stock units vested	3,075	3	(3)	—	—	—
Issuance of common stock related to employee stock purchase plan	262	—	10,389	—	—	10,389
Exercise of stock options	399	1	8,772	—	—	8,773
Share-based compensation	—	—	129,360	—	—	129,360
Shares withheld for employee taxes	(252)	—	(11,966)	—	—	(11,966)
Repurchases of common stock	(1,928)	(2)	(90,105)	—	—	(90,107)
Net income	—	—	—	82,628	—	82,628
Balance, September 30, 2024	298,519	$299	$2,295,796	$(116,129)	$(36,010)	$2,143,956

	Six Months Ended September 30, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2023	290,411	$290	$1,989,797	$(353,389)	$(31,829)	$1,604,869
Other comprehensive loss	—	—	—	—	(1,891)	(1,891)
Restricted stock units vested	2,780	3	(3)	—	—	—
Issuance of common stock related to employee stock purchase plan	313	—	9,584	—	—	9,584
Exercise of stock options	790	1	16,618	—	—	16,619
Share-based compensation	—	—	98,476	—	—	98,476
Net income	—	—	—	73,997	—	73,997
Balance, September 30, 2023	294,294	$294	$2,114,472	$(279,392)	$(33,720)	$1,801,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$82,628	$73,997
Adjustments to reconcile net income to cash provided by operations:
Depreciation	8,635	7,890
Amortization	19,356	19,207
Share-based compensation	129,360	98,476
Deferred income taxes	(39,059)	(35,166)
Other	3,133	3,019
Net change in operating assets and liabilities:
Accounts receivable	300,077	177,689
Deferred commissions	(7,166)	8,978
Prepaid expenses and other assets	(14,073)	(22,909)
Accounts payable and accrued expenses	(30,479)	(33,246)
Operating leases, net	1,465	1,333
Deferred revenue	(199,486)	(128,488)
Net cash provided by operating activities	254,391	170,780

Cash flows from investing activities:
Purchase of property and equipment	(6,871)	(13,017)
Acquisition of a business, net of cash acquired	(100)	(32,391)
Purchases of investments	(80,024)	—
Proceeds from sales and maturities of investments	40,375	—
Net cash used in investing activities	(46,620)	(45,408)

Cash flows from financing activities:
Payments of deferred consideration related to capitalized software additions	(1,656)	—
Proceeds from employee stock purchase plan	10,389	9,584
Proceeds from exercise of stock options	8,773	16,619
Repurchases of common stock	(90,107)	—
Taxes paid related to net share settlement of equity awards	(11,966)	—
Net cash (used in) provided by financing activities	(84,567)	26,203

Effect of exchange rates on cash and cash equivalents	4,990	(5,399)

Net increase in cash and cash equivalents	128,194	146,176

Cash and cash equivalents, beginning of period	778,983	555,348
Cash and cash equivalents, end of period	$907,177	$701,524

Supplemental cash flow data:
Cash paid for interest	$365	$420
Cash paid for tax, net	$55,452	$41,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of the Business
Business
Dynatrace, Inc. (“Dynatrace”, or the “Company”) offers the only end-to-end platform that combines broad and deep observability and continuous runtime application security with Davis® hypermodal artificial intelligence (“AI”) to provide answers and intelligent automation from data at an enormous scale. The Company’s comprehensive solutions help IT, development, security, and business operations teams at global organizations modernize and automate cloud operations, deliver software faster and more securely, and provide significantly improved digital experiences.
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of September 30, 2024 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three and six months ended September 30, 2024 and 2023, statements of cash flows for the six months ended September 30, 2024 and 2023, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2024, its results of operations for the three and six months ended September 30, 2024 and 2023, and its cash flows for the six months ended September 30, 2024 and 2023 are in accordance with U.S. GAAP. The results for the three and six months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
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
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$253,259	61%	$208,968	59%	$493,695	60%	$407,505	59%
Europe, Middle East and Africa	102,135	24%	87,764	25%	200,126	25%	170,913	25%
Asia Pacific	37,654	9%	31,189	9%	73,927	9%	60,997	9%
Latin America	25,081	6%	23,779	7%	49,601	6%	45,171	7%
Total revenue	$418,129		$351,700		$817,349		$684,586
For the three and six months ended September 30, 2024 and 2023, the United States was the only country that represented more than 10% of the Company’s revenue, constituting $240.2 million and 57% and $197.8 million and 56% of total revenue during the three months ended September 30, 2024 and 2023, respectively, and $468.1 million and 57% and $385.8 million and 56% of total revenue during the six months ended September 30, 2024 and 2023, respectively.
Revenue recognized during the three months ended September 30, 2024 and 2023, which was included in the deferred revenue balance at the beginning of each respective period, was $369.1 million and $305.4 million, respectively. Revenue recognized during the six months ended September 30, 2024 and 2023, which was included in the deferred revenue balance at the beginning of each respective period, was $659.0 million and $532.9 million, respectively.
Remaining performance obligations
As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,398.8 million, which consists of both billed consideration in the amount of $861.0 million and unbilled consideration in the amount of $1,537.7 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 55% of the total remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Contract assets
As of September 30, 2024 and March 31, 2024, contract assets of $4.1 million and $5.2 million, respectively, were included in accounts receivable, net, on the Company’s condensed consolidated balance sheets.
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

The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed as of the acquisition date, with the excess recorded to goodwill. The Company acquired $6.0 million of net assets, including $7.8 million of intangible assets, resulting in goodwill of $27.4 million. The fair value of certain acquired assets and assumed liabilities was finalized during the three months ended September 30, 2024.
Goodwill is primarily attributable to expected synergies and acquired skilled workforce. The goodwill was allocated to the Company’s one reporting unit. The Company identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology was $7.8 million, which was based on a valuation using the income approach. The estimated useful life of the developed technology is seven years. The acquired goodwill and intangible asset were not deductible for tax purposes.
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
The preliminary purchase consideration consisted of $26.1 million cash paid at closing and $2.3 million in deferred cash payments. The deferred cash payments are being held by the Company to satisfy indemnification obligations and post-closing purchase price adjustments payable within 15 months after the acquisition date. During the six months ended September 30, 2024 the Company paid $0.1 million for a post-closing purchase price adjustment.
In connection with the acquisition of Runecast, $9.0 million of restricted stock awards (“RSAs”) will be issued to the previous owners subject to continuing employment and certain indemnification clauses. For the three and six months ended September 30, 2024, the Company recognized $0.9 million and $1.8 million of share-based compensation expense for the RSAs, respectively.
The fair value of the purchase price was allocated to the identifiable assets acquired and assumed acquired as of the acquisition date, with the excess recorded to goodwill. The Company acquired $3.2 million of net assets, including $7.5 million of intangible assets, resulting in goodwill of $25.2 million. The preliminary fair value of assets acquired and liabilities assumed may change as additional information is received during the measurement period.
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
5.     Investments and Fair Value Measurements
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale investments, including those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$120,413	$527	$(19)	$120,921
Corporate debt securities	14,404	130	(1)	$14,533
Commercial paper	5,892	11	—	5,903
U.S. government agency securities	5,862	3	(2)	5,863
Total	$146,571	$671	$(22)	$147,220

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$149,978	$—	$(229)	$149,749

The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company does not intend to sell these investments nor is it more likely than not that the Company would be required to sell the security before its anticipated maturity. Based on the evaluation of available evidence, the Company does not believe any unrealized losses on its investments represent credit losses as of September 30, 2024 and March 31, 2024.
The fair values of available-for-sale investments, excluding those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets, by remaining contractual maturity are as follows (in thousands):

	September 30, 2024	March 31, 2024
Due within one year	$97,834	$57,891
Due in one year through five years	47,938	46,248
Total	$145,772	$104,139
Effective January 1, 2024, the Company offers a non-qualified deferred compensation plan to eligible U.S. employees. The Company held $0.4 million and $0.1 million of mutual funds that are associated with this plan and were classified as restricted trading securities as of September 30, 2024 and March 31, 2024, respectively. These securities are not included in the tables above but are included as investments in the condensed consolidated balance sheets.
The following tables present the Company’s financial assets that have been measured at fair value on a recurring basis as of September 30, 2024 and March 31, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$625,010	$—	$—	$625,010
U.S. treasury securities	—	1,448	—	1,448
Investments:
Mutual funds	374	—	—	374
U.S. treasury securities	—	119,473	—	119,473
Corporate debt securities	—	14,533	—	14,533
Commercial paper	—	5,903	—	5,903
U.S. agency securities	—	5,863	—	5,863
Total financial assets	$625,384	$147,220	$—	$772,604

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$477,102	$—	$—	$477,102
U.S. treasury securities	—	45,610	—	45,610
Investments:
Mutual funds	102	—	—	102
U.S. treasury securities	—	104,139	—	104,139
Total financial assets	$477,204	$149,749	$—	$626,953
The Company recorded interest income from its cash, cash equivalents, and investments of $13.2 million and $9.0 million for the three months ended September 30, 2024 and 2023, respectively, and $26.2 million and $16.5 million for the six months ended September 30, 2024 and 2023, respectively.

6.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the six months ended September 30, 2024 consists of the following (in thousands):

September 30, 2024
Balance, beginning of period	$1,335,494
Foreign currency impact	1,711
Balance, end of period	$1,337,205
Intangible assets, net, excluding goodwill, consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		September 30, 2024	March 31, 2024
Capitalized software	103	$218,754	$218,529
Customer relationships	120	351,756	351,756
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		625,513	625,288
Less: accumulated amortization		(593,812)	(574,293)
Total other intangible assets, net		$31,701	$50,995
Amortization of intangible assets totaled $9.7 million and $9.5 million for the three months ended September 30, 2024 and 2023, respectively, and $19.4 million and $19.2 million for the six months ended September 30, 2024 and 2023, respectively.
7.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended September 30, 2024 was 23.9% compared to 12.0% for the three months ended September 30, 2023. The Company’s effective tax rate for the six months ended September 30, 2024 was 25.3% compared to 10.2% for the six months ended September 30, 2023. The increase in the effective tax rate for both the three months ended September 30, 2024 and the six months ended September 30, 2024 was primarily due to a decrease in share-based compensation tax benefits.
8.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (as amended to date, the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of September 30, 2024 and March 31, 2024, there were no amounts outstanding under the Credit Facility. There were $0.8 million of letters of credit issued as of September 30, 2024 and March 31, 2024. The Company had $399.2 million of availability under the Credit Facility as of September 30, 2024 and March 31, 2024.
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
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the condensed consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $1.2 million and $1.4 million of unamortized debt issuance costs as of September 30, 2024 and March 31, 2024, respectively.

Pursuant to the Credit Facility, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC and other wholly owned subsidiaries of the Company, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At September 30, 2024, the Company was in compliance with all applicable covenants.
Interest expense
Interest expense, including amortization of debt issuance costs and original issuance discount, was $0.4 million for the three months ended September 30, 2024 and 2023, and $0.5 million and $0.8 million for the six months ended September 30, 2024 and 2023, respectively.
9.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2025 to 2035. As of September 30, 2024, the weighted average remaining lease term was 6.2 years and the weighted average discount rate was 4.5%. The Company did not have any finance leases as of September 30, 2024.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$4,000	$3,831	$8,132	$7,600
Short-term lease expense	$726	$507	$1,327	$1,006
Variable lease expense	$324	$344	$811	$732
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Six Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$10,376	$9,090
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$17,903	$9,387
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.
As of September 30, 2024, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2025	$9,527
2026	17,585
2027	16,164
2028	11,461
2029	9,311
Thereafter	27,579
Total operating lease payments	91,627
Less: imputed interest	(11,024)
Total operating lease liabilities	$80,603

As of September 30, 2024, the Company had commitments of $86.1 million for an operating lease that has not yet commenced, and therefore is not included in the right-of-use assets or operating lease liabilities. This operating lease is expected to commence during fiscal 2026 with a lease term of 10 years.

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
For the three and six months ended September 30, 2024, the Company repurchased and retired 0.8 million and 1.9 million shares of its common stock for a total of $40.0 million and $90.1 million, respectively. As of September 30, 2024, $409.9 million remained available for future repurchases.
12.    Share-based Compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$9,714	$7,197	$17,444	$12,685
Research and development	26,607	18,177	48,187	31,441
Sales and marketing	20,750	18,877	36,772	32,876
General and administrative	14,632	13,707	26,957	21,474
Total share-based compensation	$71,703	$57,958	$129,360	$98,476
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the Board, adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2024, 56,826,675 shares of common stock were available for future issuance under the 2019 Plan.

Stock options
The following table summarizes activity for stock options during the six months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2024	3,063	$22.56	5.6	$73,903
Exercised	(399)	21.97
Forfeited or expired	(49)	41.99
Balance, September 30, 2024	2,615	$22.28	5.1	$81,608
Options vested and expected to vest at September 30, 2024	2,615	$22.28	5.1	$81,608
Options vested and exercisable at September 30, 2024	2,597	$22.10	5.1	$81,525
As of September 30, 2024, the total unrecognized compensation expense related to non-vested stock options was $0.3 million and is expected to be recognized over a weighted average period of 0.5 years.
Restricted shares and units
The following table provides a summary of the changes in the number of RSAs and restricted stock units (“RSUs”) for the six months ended September 30, 2024:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2024	142	$49.05	9,852	$48.17
Granted	—	—	5,872	47.75
Vested	—	—	(3,075)	48.34
Forfeited	—	—	(727)	48.30
Balance, September 30, 2024	142	$49.05	11,922	$47.92
RSUs outstanding as of September 30, 2024 were comprised of 10.7 million RSUs with only service conditions and 1.2 million RSUs with both service and performance or market-based conditions (“PSUs”).
During the six months ended September 30, 2024, the Company granted PSUs that contain financial performance conditions (the “Financial PSUs”) and PSUs based on relative total stockholder return performance (the “rTSR PSUs”). Both the Financial PSUs and rTSR PSUs are not earned if the applicable threshold percentage of the specific metric is not achieved. The maximum number of shares that may be earned is 200% of the target award. The PSUs are also subject to time-based vesting and are contingent upon the employee remaining employed by the Company or one of its subsidiaries through the applicable vesting date.
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
As of September 30, 2024, the total unrecognized compensation expense related to unvested RSAs was $6.8 million and is to be recognized over a weighted average period of 2.4 years. As of September 30, 2024, the total unrecognized compensation expense related to unvested RSUs was $493.6 million and is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the six months ended September 30, 2024, 261,829 shares of common stock were purchased under the ESPP. As of September 30, 2024, 18,572,583 shares of common stock were available for future issuance under the ESPP.
As of September 30, 2024, there was approximately $1.1 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.
13.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$44,008	$35,809	$82,628	$73,997
Denominator:
Weighted average shares outstanding, basic	298,089	293,654	297,736	292,504
Dilutive effect of share-based awards	3,284	4,140	3,978	4,988
Weighted average shares outstanding, diluted	301,373	297,794	301,714	297,492

Net income per share, basic	$0.15	$0.12	$0.28	$0.25
Net income per share, diluted	$0.15	$0.12	$0.27	$0.25
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three and six months ended September 30, 2024 and 2023 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Stock options	101	144	108	152
Unvested RSAs and RSUs	2,897	4,304	644	2,926
Shares committed under ESPP	—	—	1	—
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

Long-lived assets, net
The following table presents the Company’s net long-lived assets, which consists of property and equipment, net, and operating lease right-of-use asset, net, by geographic region for the periods presented (in thousands):

	September 30, 2024	March 31, 2024
North America	$37,134	$35,339
Europe, Middle East and Africa	81,540	73,892
Asia Pacific	4,561	5,041
Latin America	371	443
Total long-lived assets, net	$123,606	$114,715

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
Overview
Dynatrace offers the only end-to-end unified platform that combines broad and deep observability and continuous runtime application security with advanced Davis® hypermodal AI to provide answers and intelligent automation from data at an enormous scale. Our comprehensive solutions help IT, development, security, and business operations teams at global organizations modernize and automate cloud operations, deliver software faster and more securely, and provide significantly improved digital experiences.
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
Second-Quarter 2025 Financial Highlights
Our financial highlights for the three months ended September 30, 2024 were:
•Our annual recurring revenue (“ARR”) was $1,617 million as of September 30, 2024, which reflected 20% growth year-over-year;
•Total revenue and subscription revenue was $418 million and $400 million, respectively;
•We delivered GAAP income from operations of $47 million and non-GAAP income from operations(1) of $131 million; and

•Our net cash provided by operating activities and free cash flow(1) was $24 million and $20 million, respectively.
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
We believe this approach is even more important at this time as we navigate the current macroeconomic environment, which can include geopolitical considerations, fluctuations in credit, equity, and foreign currency markets, changes in inflation, interest rates, consumer confidence and spending, and other factors that may affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles. In the ongoing dynamic macroeconomic landscape, we have seen resiliency in our industry and we remain confident in our ability to execute in this environment. Please see the section titled “Risk Factors” included under Part II, Item 1A of this Quarterly Report for further discussion of the possible impact of macroeconomic conditions on our business and regarding fluctuations in our annual and quarterly operating results.
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
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of September 30,
	2024	2023
	(in thousands, except percentages)
Total ARR	1,616,531	$1,343,530
Year-over-year increase	20%	26%
Dollar-based net retention rate	112%	114%

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Non-GAAP income from operations(1)	$130,669	$106,435	$244,919	$198,510
Free cash flow(1)	20,138	34,127	247,520	157,763
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
The tables below provide a reconciliation of our non-GAAP income from operations and free cash flow to their most directly comparable GAAP measure.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
GAAP income from operations	$47,026	$35,269	$89,055	$69,557
Share-based compensation	71,703	57,958	129,360	98,476
Employer payroll taxes on employee stock transactions	2,771	2,301	8,180	7,504
Amortization of intangibles	9,169	9,527	18,324	19,185
Transaction, restructuring, and other	—	1,380	—	3,788
Non-GAAP income from operations	$130,669	$106,435	$244,919	$198,510

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net cash provided by operating activities	$23,650	$36,877	$254,391	$170,780
Purchase of property and equipment	(3,512)	(2,750)	(6,871)	(13,017)
Capitalized software additions	—	—	—	—
Free cash flow	$20,138	$34,127	247,520	157,763
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
Cost of service. Cost of service revenue includes salaries, benefits, bonuses, share-based compensation and related expenses such as employer taxes, and allocated overhead for depreciation, facilities, and IT. We recognize these expenses as they are incurred.
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
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships and tradenames.
Interest Income, Net
Interest income, net, consists primarily of interest income, primarily from money market funds, bank deposits, debt securities held as investments and certificates of deposits, fees on our Credit Facility (as defined later in this section), and amortization of debt issuance costs.
Other Expense, Net
Other expense, net, consists primarily of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
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
Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$399,810	96%	$334,497	95%
Service	18,319	4%	17,203	5%
Total revenue	418,129	100%	351,700	100%
Cost of revenue:
Cost of subscription	55,796	14%	44,792	13%
Cost of service	17,595	4%	15,675	4%
Amortization of acquired technology	4,393	1%	3,900	1%
Total cost of revenue (1)	77,784	19%	64,367	18%
Gross profit	340,345	81%	287,333	82%

Operating expenses:
Research and development (1)	95,366	23%	74,084	21%
Sales and marketing (1)	144,224	34%	127,605	36%
General and administrative (1)	48,953	12%	44,748	13%
Amortization of other intangibles	4,776	1%	5,627	2%
Total operating expenses	293,319		252,064
Income from operations	47,026	11%	35,269	10%
Interest income, net	12,850		8,509
Other expense, net	(2,038)		(3,075)
Income before income taxes	57,838		40,703
Income tax expense	(13,830)		(4,894)
Net income	$44,008		$35,809
(1)  Includes share-based compensation expense as follows:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Cost of revenue	$9,714	$7,197
Research and development	26,607	18,177
Sales and marketing	20,750	18,877
General and administrative	14,632	13,707
Total share-based compensation	$71,703	$57,958

Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Subscription	$399,810	$334,497	$65,313	20%
Service	18,319	17,203	1,116	6%
Total revenue	$418,129	$351,700	$66,429	19%
Subscription
Subscription revenue increased by $65.3 million, or 20%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to the growth of the Dynatrace platform by adding new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue increased by $1.1 million, or 6%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to timing of delivery of services.
Cost of Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$55,796	$44,792	$11,004	25%
Cost of service	17,595	15,675	1,920	12%
Amortization of acquired technology	4,393	3,900	493	13%
Total cost of revenue	$77,784	$64,367	$13,417	21%
Cost of subscription
Cost of subscription increased by $11.0 million, or 25%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to increased cloud-based hosting costs of $4.2 million related to our growing cloud-based subscription revenue and increased personnel costs of $5.0 million, inclusive of a $1.8 million increase in share-based compensation, largely due to headcount growth to support our growing customer base.
Cost of service
Cost of service increased by $1.9 million, or 12%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily the result of increased personnel costs of $1.0 million, inclusive of a $0.7 million increase in share-based compensation.
Amortization of acquired technology
Amortization of acquired technology increased by $0.5 million, or 13%, and includes amortization expense for technology acquired in the Thoma Bravo Funds’ acquisition of our company in 2014, business combinations, and asset acquisitions. The increase was driven by the amortization of acquired technology associated with our acquisitions of Rookout, Ltd. in August 2023 and Runecast Solutions Limited in March 2024.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$344,014	$289,705	$54,309	19%
Service	724	1,528	(804)	(53%)
Amortization of acquired technology	(4,393)	(3,900)	(493)	13%
Total gross profit	$340,345	$287,333	$53,012	18%
Gross margin:
Subscription	86%	87%
Service	4%	9%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	82%
Subscription
Subscription gross profit increased by $54.3 million, or 19%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Subscription gross margin decreased from 87% to 86% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in gross margin was primarily due to increased cloud-based hosting costs to support the growth of our subscription cloud-based offerings.
Services
Service gross profit decreased by $0.8 million, or 53%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Service gross margin decreased from 9% to 4% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in gross profit and gross margin was primarily due to increased personnel costs and share-based compensation expense.
Operating Expenses

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$95,366	$74,084	$21,282	29%
Sales and marketing	144,224	127,605	16,619	13%
General and administrative	48,953	44,748	4,205	9%
Amortization of other intangibles	4,776	5,627	(851)	(15%)
Total operating expenses	$293,319	$252,064	$41,255	16%
Research and development
Research and development expenses increased by $21.3 million, or 29%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily the result of increased personnel costs of $18.8 million, inclusive of a $8.4 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of the Dynatrace platform.
Sales and marketing
Sales and marketing expenses increased by $16.6 million, or 13%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to increased personnel costs of $10.9 million, inclusive of a $1.9 million increase in share-based compensation. Further contributing to the increase was increased marketing program costs and partner cost of $2.0 million.

General and administrative
General and administrative expenses increased $4.2 million, or 9%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily the result of increased personnel costs of $4.2 million, inclusive of a $0.9 million increase in share-based compensation.
Amortization of other intangibles
Amortization of other intangibles decreased by $0.9 million, or 15%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Interest Income, Net
Interest income, net, was $12.9 million for the three months ended September 30, 2024 compared to $8.5 million for the three months ended September 30, 2023. The increase in interest income was primarily the result of higher interest rates on our cash, cash equivalents, and investments.
Other Expense, Net
Other expense, net, was $2.0 million for the three months ended September 30, 2024 compared to $3.1 million for the three months ended September 30, 2023. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
Income tax expense increased by $8.9 million resulting in an expense of $13.8 million for the three months ended September 30, 2024 as compared to an expense of $4.9 million for the three months ended September 30, 2023. This increase was primarily due to an increase in pre-tax income, a non-recurring discrete benefit recognized in the prior year related to a tax law change, and a decrease in share-based compensation tax benefits.

Comparison of the Six Months Ended September 30, 2024 and 2023

	Six Months Ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$781,386	96%	$650,951	95%
Service	35,963	4%	33,635	5%
Total revenue	817,349	100%	684,586	100%
Cost of revenue:
Cost of subscription	109,368	14%	87,696	13%
Cost of service	34,397	4%	31,217	5%
Amortization of acquired technology	8,772	1%	7,798	1%
Total cost of revenue (1)	152,537	19%	126,711	19%
Gross profit	664,812	81%	557,875	81%

Operating expenses:
Research and development (1)	182,944	22%	140,366	21%
Sales and marketing (1)	289,330	35%	252,722	37%
General and administrative (1)	93,931	11%	83,843	12%
Amortization of other intangibles	9,552	1%	11,387	2%
Total operating expenses	575,757		488,318
Income from operations	89,055	11%	69,557	10%
Interest income, net	25,625		15,655
Other expense, net	(4,073)		(2,823)
Income before income taxes	110,607		82,389
Income tax expense	(27,979)		(8,392)
Net income	$82,628		$73,997
(1)  Includes share-based compensation expense as follows:

	Six Months Ended September 30,
	2024	2023
	(in thousands)
Cost of revenue	$17,444	$12,685
Research and development	48,187	31,441
Sales and marketing	36,772	32,876
General and administrative	26,957	21,474
Total share-based compensation	$129,360	$98,476
Revenue

	Six Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$781,386	$650,951	$130,435	20%
Services	35,963	33,635	2,328	7%
Total revenue	$817,349	$684,586	$132,763	19%

Subscription
Subscription revenue increased by $130.4 million, or 20%, for the six months ended September 30, 2024, as compared to the six months ended September 30, 2023, primarily due to the growth of the Dynatrace platform by adding new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue increased by $2.3 million, or 7%, for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The increase was primarily due to timing of delivery of services.
Cost of Revenue

	Six Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$109,368	$87,696	$21,672	25%
Cost of service	34,397	31,217	3,180	10%
Amortization of acquired technology	8,772	7,798	974	12%
Total cost of revenue	$152,537	$126,711	$25,826	20%
Cost of subscription
Cost of subscription increased $21.7 million, or 25%, for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The increase was primarily due to increased cloud-based hosting costs of $7.4 million related to our growing cloud based subscription revenue and increased personnel costs of $10.2 million, inclusive of a $3.6 million increase in share-based compensation largely due to headcount growth to support our growing customer base.
Cost of service
Cost of service increased $3.2 million, or 10%, for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The increase was primarily the result of increased personnel cost of $1.7 million, inclusive of a $1.2 million increase in share-based compensation.
Amortization of acquired technologies
Amortization of acquired technology increased by $1.0 million, or 12%, and includes amortization expense for technology acquired in the Thoma Bravo Funds’ acquisition of our company in 2014, business combinations, and asset acquisitions. The increase was driven by the amortization of acquired technology associated with our acquisitions of Rookout, Ltd. in August 2023 and Runecast Solutions Limited in March 2024.

Gross Profit and Gross Margin

	Six Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$672,018	$563,255	$108,763	19%
Services	1,566	2,418	(852)	(35%)
Amortization of acquired technology	(8,772)	(7,798)	(974)	12%
Total gross profit	$664,812	$557,875	$106,937	19%
Gross margin:
Subscription	86%	87%
Services	4%	7%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $108.8 million, or 19%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Subscription gross margin decreased from 87% to 86% for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The decrease in gross margin was primarily due to increased cloud-based hosting costs to support the growth of our subscription cloud-based offerings.
Services
Services gross profit decreased by $0.9 million, or 35%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Services gross margin decreased from 7% to 4% for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The decreases in gross profit and gross margin was primarily due to increased personnel costs and share-based compensation expense.
Operating Expenses

	Six Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$182,944	$140,366	$42,578	30%
Sales and marketing	289,330	252,722	36,608	14%
General and administrative	93,931	83,843	10,088	12%
Amortization of other intangibles	9,552	11,387	(1,835)	(16%)
Total operating expenses	$575,757	$488,318	$87,439	18%
Research and development
Research and development expenses increased by $42.6 million, or 30%, for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The increase was primarily the result of increased personnel costs of $38.2 million, inclusive of a $16.7 million increase in share-based compensation largely due to headcount growth to support the continued expansion of functionality and capabilities of the Dynatrace platform.
Sales and marketing
Sales and marketing expenses increased by $36.6 million, or 14%, for the six months ended September 30, 2024, as compared to the six months ended September 30, 2023. The increase was primarily the result of increased personnel costs of $23.4 million, inclusive of a $3.9 million increase in share-based compensation. Further contributing to the increase was increased partner costs and professional fees of $5.9 million.

General and administrative
General and administrative expenses increased $10.1 million, or 12%, for the six months ended September 30, 2024, as compared to the six months ended September 30, 2023. The increase was primarily the result of increased personnel costs of $12.4 million, inclusive of a $5.5 million increase in share-based compensation.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.8 million, or 16%, for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The decline was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Interest Income, Net
Interest income, net, was $25.6 million for the six months ended September 30, 2024 as compared to $15.7 million for the six months ended September 30, 2023. The increase in interest income was primarily the result of higher interest rates on cash, cash equivalents, and investments.
Other Expense, Net
Other expense, net, was $4.1 million for the six months ended September 30, 2024 as compared to $2.8 million for the six months ended September 30, 2023. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
Income tax expense of $28.0 million for the six months ended September 30, 2024 represented a $19.6 million increase as compared to an expense of $8.4 million for the six months ended September 30, 2023. This increase was primarily due to an increase in pre-tax income, a non-recurring discrete benefit recognized in the prior year related to a tax law change, and a decrease in share-based compensation tax benefits.
Liquidity and Capital Resources
We have historically maintained a disciplined and balanced approach to optimizing costs and improving the efficiency and profitability of our business, while continuing to invest in future growth opportunities that we expect will drive long-term value. Our principal sources of liquidity are cash and cash equivalents, marketable securities (investments) and cash provided by operating activities. From time to time, we may borrow under our Credit Facility. As of September 30, 2024, we had $907.2 million of cash and cash equivalents, $146.1 million of investments, consisting of U.S. Treasury securities, corporate debt securities, commercial paper, and U.S. agency securities, that have maturities between one and 27 months, and $399.2 million available under our Credit Facility.
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
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations for cloud hosting support. As of September 30, 2024, total contractual commitments were $363.5 million, with $91.9 million committed within the next 12 months.

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
Share Repurchase Program
We announced a share repurchase program for up to $500.0 million of common stock on May 15, 2024. For the three and six months ended September 30, 2024, we repurchased and retired 0.8 million and 1.9 million shares of our common stock for a total of $40.0 million and $90.1 million, respectively. As of September 30, 2024, $409.9 million remained available for future repurchases. For additional information, please see Part II, Item 2 of this Quarterly Report.
Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (as amended to date, the “Credit Facility”). As of September 30, 2024, we had $399.2 million available under the Credit Facility with $0.8 million of letters of credit outstanding. As of September 30, 2024, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 8, Long-term Debt, of the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Six Months Ended September 30,
	2024	2023
	(in thousands)
Cash provided by operating activities (1)	$254,391	$170,780
Cash used in investing activities	(46,620)	(45,408)
Cash (used in) provided by financing activities	(84,567)	26,203
Effect of exchange rate changes on cash and cash equivalents	4,990	(5,399)
Net increase in cash and cash equivalents	$128,194	$146,176
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Six Months Ended September 30,
	2024	2023
	(in thousands)
Cash paid for interest	$365	$420
Cash paid for tax, net	$55,452	$41,804
Operating Activities
For the six months ended September 30, 2024, cash provided by operating activities was $254.4 million as a result of net income of $82.6 million, and adjusted by non-cash charges of $121.4 million and a change of $50.3 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $129.4 million and depreciation and amortization of $28.0 million, partially offset by deferred income taxes of $39.1 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $300.1 million due to the timing of receipts of payments from customers, partially offset by a decrease in deferred revenue of $199.5 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, a decrease in accounts payable and accrued expenses of $30.5 million driven by timing of payments, including the payments of our annual bonus plans and year-end commissions, and an increase in prepaid expenses and other assets of $14.1 million driven by the timing of payments in advance of future services.

For the six months ended September 30, 2023, cash provided by operating activities was $170.8 million as a result of net income of $74.0 million, and adjusted by non-cash charges of $93.4 million and a change of $3.4 million in our operating assets and liabilities. The non-cash charges were primarily comprised of share-based compensation of $98.5 million, depreciation and amortization of $27.1 million, partially offset by deferred income taxes of $35.2 million. The change in our net operating assets and liabilities was primarily the result of a decrease in accounts receivable of $177.7 million due to the timing of receipts of payments from customers and a decrease in deferred commissions of $9.0 million due to commissions paid on new bookings. Partially offsetting this was a decrease in deferred revenue of $128.5 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, a decrease in accounts payable and accrued expenses of $33.2 million driven by timing of payments, and an increase in prepaid expenses and other assets of $22.9 million driven by the timing of payments in advance of future services.
Investing Activities
Cash used in investing activities during the six months ended September 30, 2024 was $46.6 million, primarily as a result of purchases of investments, net of sales and maturities, of $39.6 million and purchases of property and equipment of $6.9 million.
Cash used in investing activities during the six months ended September 30, 2023 was $45.4 million as a result of the Rookout acquisition of $32.4 million and purchases of property and equipment of $13.0 million. For additional information about the Rookout acquisition, please see Note 4, Business Combinations of the condensed consolidated financial statements in this Quarterly Report.
Financing Activities
Cash used in financing activities during the six months ended September 30, 2024 was $84.6 million, primarily as a result of repurchases of common stock of $90.1 million and taxes paid related to net share settlement of equity awards of $12.0 million, partially offset from proceeds from our employee stock purchase plan (“ESPP”) of $10.4 million and proceeds from the exercise of our stock options of $8.8 million.
Cash provided by financing activities during the six months ended September 30, 2023 was $26.2 million, as a result of proceeds from the exercise of our stock options of $16.6 million and proceeds from our ESPP of $9.6 million.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2024 as compared to the critical accounting policies and estimates disclosed in our Annual Report. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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
Interest Rate Risk
As of September 30, 2024, we had cash and cash equivalents of $907.2 million, consisting primarily of money market funds, bank deposits, and highly liquid investments with an original maturity of three months of less, and investments of $146.1 million, consisting of U.S. Treasury securities, corporate debt securities, commercial paper and U.S. agency securities. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
As of September 30, 2024, we also had the Credit Facility in place, with availability of $399.2 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Agreement. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of September 30, 2024, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 23% in the year ended March 31, 2024 compared to the prior year. Our revenue for the six months ended September 30, 2024 grew 19% compared to the prior-year period. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
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
Our business depends on the overall demand for observability and security solutions, particularly demand from mid- to large-sized accounts worldwide, and the purchase of our solutions by such organizations is often discretionary. Over the last year, we have observed global economic uncertainty at times as well as lengthening sales cycles. In an economic downturn or during periods of economic or political instability, we believe that our customers or prospects may reduce their operating or IT budgets, which could cause them to defer or forego purchases of observability and security solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating vendor contracts or renewals. To the extent purchases of observability and security solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak or turbulent global economic conditions or a reduction in observability and security spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals, and lower revenue. Moreover, any potential U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, a potential U.S. sovereign default, and changes in laws, regulations, or policies following the 2024 U.S. Presidential election may increase uncertainty and volatility in the global economy and financial markets. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business and financial results.

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
•failures to accurately predict market or customer demands, priorities, and practices, including other technologies utilized by customers in their environments and competitors and partners that they prefer to work with;
•the introduction or anticipated introduction of competing products by existing and emerging competitors;
•the inability to execute our go-to-market strategy effectively, which depends on our sales and marketing teams and our partners to sell solutions for new markets and product categories;
•delays or failures to provide updates to customers to maintain compatibility between Dynatrace and the various applications and platforms being used in the customers’ applications and multicloud environments;
•defects, errors, or failures in the design or performance of our new solutions or solution enhancements;
•the perceived value of our solutions or enhancements relative to their cost; and
•negative publicity about the performance or effectiveness of our solutions.
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In the last two years, we hired a new Chief Revenue Officer, Chief Marketing Officer, and various new sales and marketing leaders in their organizations, among other leadership changes.

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
Our success largely depends on the talents and efforts of key technical, sales, and marketing employees and our future success depends on our continuing ability to efficiently and effectively identify, hire, onboard, train, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry is intense, and often leads to increased compensation and other personnel costs. In addition, competition for employees with experience in our industry can be intense, particularly in Europe, where our research and development operations are concentrated and where other technology companies compete for management and engineering talent. Our continued ability to compete and grow effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees.
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
In 2022, we entered into the Credit Facility in the aggregate amount of $400.0 million. As of September 30, 2024, we had $399.2 million available under the Credit Facility with $0.8 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates and fee margins, which vary based on prescribed formulas. The Credit Facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our Credit Facility remains outstanding.

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

•In the United States, state legislatures continue to propose and pass comprehensive privacy legislation, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act, gives California residents rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. It is not yet fully clear how the CCPA will be interpreted. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses to comply and increase our potential exposure to regulatory enforcement and/or litigation. Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, and in some states, efforts to pass comprehensive privacy laws have been successful. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
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

Revenue from customers located outside of the United States represented 43% of our total revenue for the six months ended September 30, 2024. As of September 30, 2024, approximately 68% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue that we report in each quarter from the Dynatrace platform is derived from the recognition of revenue relating to contracts entered into during previous quarters. For the three months ended September 30, 2024, revenue recognized from deferred revenue at the beginning of the period was $369.1 million. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through November 5, 2024. Factors that could cause fluctuations in the trading price of our common stock include the following:
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

In May 2024, we announced a share repurchase program under which we are authorized to purchase up to $500.0 million of our common stock from time to time. As of September 30, 2024, a total of $409.9 million remained available for repurchase under the share repurchase program. Our share repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.

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

General Risk Factors

Catastrophic events could materially interrupt or disrupt our business and others with which we conduct business.

Catastrophic events, such as natural disasters (e.g., fire, flood, severe storm, earthquake and other weather events), pandemics (such as COVID-19), epidemics, or outbreaks of an infectious disease, could interrupt or disrupt our business and our customers, partners, and suppliers, including hyperscaler providers which host Dynatrace solutions on their cloud infrastructure. For a description of some of the risks related to interruption or disruption of our services, please see the risk above entitled, “Interruptions or disruptions with the delivery of our SaaS solutions, or third party cloud-based systems that we depend on in our operations, may adversely affect our business, operating results, and financial condition.”

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

The impact to our business from any catastrophic event depends on many different factors that cannot be accurately predicted, such as its duration and scope and the interruption, disruption, or instability caused by the event. Future catastrophic events could have severe impacts on our business and our customers’ and prospective customers’ businesses, for example, by adversely impacting their timing, ability, or willingness to spend on software platforms or purchase our offerings. Negative effects of catastrophic events on our customers or prospective customers could lead to pricing discounts or extended payment terms, reductions in the amount or duration of customers’ subscription contracts or term licenses, or increase customer attrition rates. Any of the foregoing, especially for a prolonged period, could adversely affect our productivity, employee morale, future sales, operating results, and overall financial performance. Catastrophic events may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Climate change may have a long-term negative impact on our business.
The long-term effects of climate change on the global economy and the technology industry in particular are unclear. However, there are inherent climate-related risks such as natural disasters, infrastructure disruptions, and geopolitical instability that have the potential to disrupt and impact our business and the third parties with which we conduct business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2024 was as follows (in thousands, except shares and per share data):

Period (1)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Approximate Dollar Value of Shares that may Yet be Purchased Under Plans or Programs(3)
July 1, 2024 - July 31, 2024	291,230	$43.97	291,230	$437,082
August 1, 2024 - August 31, 2024	205,400	47.98	205,400	427,224
September 1, 2024 - September 30, 2024	338,133	51.23	338,133	409,893
Total	834,763	$47.90	834,763
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated August 23, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2024)

3.3	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2024)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019)

10.1*
Second Amendment dated as of September 17, 2024 to the Credit Agreement among Dynatrace LLC, Dynatrace Intermediate LLC, BMO Bank, N.A., and certain lenders parties thereto, dated as of December 2, 2022

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

DYNATRACE, INC.

Date:	November 7, 2024	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ James Benson
James Benson
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)