Form 10-Q
period 2024-12-31
Dynatrace, Inc.
filed 2025-01-30
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

The Registrant had 299,350,033 shares of common stock outstanding as of January 28, 2025.

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
•our ability to hire and retain necessary qualified employees to grow our business and expand our operations; and
•our ability to adequately protect our intellectual property (“IP”).
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
•Failure to protect and enforce our proprietary technology and IP rights could substantially harm our business, operating results, and financial condition.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2024	March 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$907,482	$778,983
Short-term investments	100,225	57,891
Accounts receivable, net	391,578	602,739
Deferred commissions, current	102,811	98,935
Prepaid expenses and other current assets	73,130	66,749
Total current assets	1,575,226	1,605,297
Long-term investments	46,260	46,350
Property and equipment, net	49,426	53,325
Operating lease right-of-use assets, net	66,666	61,390
Goodwill	1,335,386	1,335,494
Intangible assets, net	23,351	50,995
Deferred tax assets, net	514,838	138,836
Deferred commissions, non-current	88,237	93,310
Other assets	35,715	24,782
Total assets	$3,735,105	$3,409,779

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$8,552	$21,410
Accrued expenses, current	213,130	233,675
Deferred revenue, current	812,892	987,953
Operating lease liabilities, current	13,995	15,513
Total current liabilities	1,048,569	1,258,551
Deferred revenue, non-current	54,940	62,308
Accrued expenses, non-current	16,533	18,404
Operating lease liabilities, non-current	61,216	54,013
Deferred tax liabilities	563	1,013
Total liabilities	1,181,821	1,394,289
Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 299,343,079 and 296,962,547 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	299	297
Additional paid-in capital	2,340,470	2,249,349
Retained earnings (accumulated deficit)	245,623	(198,757)
Accumulated other comprehensive loss	(33,108)	(35,399)
Total shareholders' equity	2,553,284	2,015,490
Total liabilities and shareholders' equity	$3,735,105	$3,409,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue:
Subscription	$417,207	$348,294	$1,198,593	$999,245
Service	18,962	16,802	54,925	50,437
Total revenue	436,169	365,096	1,253,518	1,049,682
Cost of revenue:
Cost of subscription	60,666	46,888	170,034	134,584
Cost of service	18,139	16,744	52,536	47,961
Amortization of acquired technology	3,756	4,237	12,528	12,035
Total cost of revenue	82,561	67,869	235,098	194,580
Gross profit	353,608	297,227	1,018,420	855,102

Operating expenses:
Research and development	98,343	80,102	281,287	220,468
Sales and marketing	154,472	132,723	443,802	385,445
General and administrative	49,354	43,231	143,285	127,074
Amortization of other intangibles	3,975	5,451	13,527	16,838
Total operating expenses	306,144	261,507	881,901	749,825
Income from operations	47,464	35,720	136,519	105,277
Interest income, net	11,726	10,605	37,351	26,260
Other expense, net	(2,072)	(3,901)	(6,145)	(6,724)
Income before income taxes	57,118	42,424	167,725	124,813
Income tax benefit (expense)	304,634	267	276,655	(8,125)
Net income	$361,752	$42,691	$444,380	$116,688
Net income per share:
Basic	$1.21	$0.14	$1.49	$0.40
Diluted	$1.19	$0.14	$1.47	$0.39
Weighted average shares outstanding:
Basic	298,646	294,869	298,049	293,295
Diluted	303,467	299,246	302,815	298,335
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income	$361,752	$42,691	$444,380	$116,688
Other comprehensive income (loss)
Foreign currency translation adjustment	3,290	(2,765)	2,013	(4,656)
Unrealized (losses) gains on available-for-sale investments, net of taxes	(388)	—	278	—
Total other comprehensive income (loss)	2,902	(2,765)	2,291	(4,656)
Comprehensive income	$364,654	$39,926	$446,671	$112,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended December 31, 2024
	Common Shares		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, September 30, 2024	298,519	$299	$2,295,796	$(116,129)	$(36,010)	$2,143,956
Other comprehensive income	—	—	—	—	2,902	2,902
Restricted stock units vested	1,102	1	(1)	—	—	—
Issuance of common stock related to employee stock purchase plan	269	—	10,770	—	—	10,770
Exercise of stock options	261	—	6,130	—	—	6,130
Share-based compensation	—	—	72,139	—	—	72,139
Shares withheld for employee taxes	(76)	—	(4,372)	—	—	(4,372)
Repurchases of common stock	(732)	(1)	(39,992)	—	—	(39,993)
Net income	—	—	—	361,752	—	361,752
Balance, December 31, 2024	299,343	$299	$2,340,470	$245,623	$(33,108)	$2,553,284

	Three Months Ended December 31, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, September 30, 2023	294,294	$294	$2,114,472	$(279,392)	$(33,720)	$1,801,654
Other comprehensive loss	—	—	—	—	(2,765)	(2,765)
Restricted stock units vested	864	1	(1)	—	—	—
Issuance of common stock related to employee stock purchase plan	221	1	9,887	—	—	9,888
Exercise of stock options	398	—	7,586	—	—	7,586
Share-based compensation	—	—	54,822	—	—	54,822
Net income	—	—	—	42,691	—	42,691
Balance, December 31, 2023	295,777	$296	$2,186,766	$(236,701)	$(36,485)	$1,913,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Nine Months Ended December 31, 2024
	Common Shares		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2024	296,963	$297	$2,249,349	$(198,757)	$(35,399)	$2,015,490
Other comprehensive income	—	—	—	—	2,291	2,291
Restricted stock units vested	4,177	4	(4)	—	—	—
Issuance of common stock related to employee stock purchase plan	531	—	21,159	—	—	21,159
Exercise of stock options	660	1	14,902	—	—	14,903
Share-based compensation	—	—	201,499	—	—	201,499
Shares withheld for employee taxes	(328)	—	(16,338)	—	—	(16,338)
Repurchases of common stock	(2,660)	(3)	(130,097)	—	—	(130,100)
Net income	—	—	—	444,380	—	444,380
Balance, December 31, 2024	299,343	$299	$2,340,470	$245,623	$(33,108)	$2,553,284

	Nine Months Ended December 31, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2023	290,411	$290	$1,989,797	$(353,389)	$(31,829)	$1,604,869
Other comprehensive loss	—	—	—	—	(4,656)	(4,656)
Restricted stock units vested	3,644	4	(4)	—	—	—
Issuance of common stock related to employee stock purchase plan	534	1	19,471	—	—	19,472
Exercise of stock options	1,188	1	24,204	—	—	24,205
Share-based compensation	—	—	153,298	—	—	153,298
Net income	—	—	—	116,688	—	116,688
Balance, December 31, 2023	295,777	$296	$2,186,766	$(236,701)	$(36,485)	$1,913,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$444,380	$116,688
Adjustments to reconcile net income to cash provided by operations:
Depreciation	13,851	11,781
Amortization	27,603	29,067
Share-based compensation	201,499	153,298
Deferred income taxes	(378,795)	(49,579)
Other	4,135	7,016
Net change in operating assets and liabilities:
Accounts receivable	204,251	83,444
Deferred commissions	(3,035)	874
Prepaid expenses and other assets	(21,573)	(27,437)
Accounts payable and accrued expenses	(27,608)	(24,022)
Operating leases, net	434	1,253
Deferred revenue	(168,513)	(55,946)
Net cash provided by operating activities	296,629	246,437

Cash flows from investing activities:
Purchase of property and equipment	(11,540)	(16,662)
Capitalized software additions	—	(4,655)
Acquisition of a business, net of cash acquired	(100)	(32,297)
Purchases of investments	(107,989)	—
Proceeds from sales and maturities of investments	68,145	—
Net cash used in investing activities	(51,484)	(53,614)

Cash flows from financing activities:
Payments of deferred consideration related to capitalized software additions	(1,656)	—
Proceeds from employee stock purchase plan	21,159	19,472
Proceeds from exercise of stock options	14,903	24,205
Repurchases of common stock	(130,100)	—
Taxes paid related to net share settlement of equity awards	(16,338)	—
Net cash (used in) provided by financing activities	(112,032)	43,677

Effect of exchange rates on cash and cash equivalents	(4,614)	(9,199)

Net increase in cash and cash equivalents	128,499	227,301

Cash and cash equivalents, beginning of period	778,983	555,348
Cash and cash equivalents, end of period	$907,482	$782,649

Supplemental cash flow data:
Cash paid for interest	$575	$656
Cash paid for tax, net	$84,344	$61,758

Non-cash investing and financing activities:
Capitalized software additions in accounts payable and accrued expenses	—	$6,686
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of December 31, 2024 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three and nine months ended December 31, 2024 and 2023, statements of cash flows for the nine months ended December 31, 2024 and 2023, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of December 31, 2024, its results of operations for the three and nine months ended December 31, 2024 and 2023, and its cash flows for the nine months ended December 31, 2024 and 2023 are in accordance with U.S. GAAP. The results for the three and nine months ended December 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Annual Report”).
Use of estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Management evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to the stand-alone selling price for each distinct performance obligation in customer contracts with multiple performance obligations, the allowance for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of long-lived assets, the valuation of intellectual property (“IP”), the period of benefit for deferred commissions and material rights, income taxes, equity-based compensation expense, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Management bases these estimates on historical experiences and on various other assumptions that the Company believes are reasonable. Actual results could differ from those estimates.
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

Recently issued accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and application of all segment disclosure requirement to entities with a single reportable segment. ASU 2023-07 is effective for the Company’s annual periods beginning fiscal 2025 and interim periods beginning the first quarter of fiscal 2026. The Company is currently evaluating the impact ASU 2023-07 will have on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in the income tax rate reconciliation table and disaggregates the income taxes paid by jurisdiction. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, which will be the Company’s fiscal 2026. The Company is currently evaluating the impact ASU 2023-09 will have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disclosure of more detailed information on commonly presented expenses. ASU 2024-03 will be effective for the Company’s annual periods beginning fiscal 2028 and interim periods beginning the first quarter of fiscal 2029. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statement disclosures.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$265,706	61%	$217,661	60%	$759,400	61%	$625,166	60%
Europe, Middle East and Africa	106,766	24%	89,816	25%	306,892	24%	260,729	25%
Asia Pacific	38,084	9%	33,943	9%	112,012	9%	94,940	9%
Latin America	25,613	6%	23,676	6%	75,214	6%	68,847	6%
Total revenue	$436,169		$365,096		$1,253,518		$1,049,682
For the three and nine months ended December 31, 2024 and 2023, the United States was the only country that represented more than 10% of the Company’s revenue, constituting $256.0 million and 59% and $206.1 million and 56% of total revenue during the three months ended December 31, 2024 and 2023, respectively, and $724.1 million and 58% and $591.9 million and 56% of total revenue during the nine months ended December 31, 2024 and 2023, respectively.
Revenue recognized during the three months ended December 31, 2024 and 2023, which was included in the deferred revenue balance at the beginning of each respective period, was $347.4 million and $311.5 million, respectively. Revenue recognized during the nine months ended December 31, 2024 and 2023, which was included in the deferred revenue balance at the beginning of each respective period, was $880.4 million and $712.3 million, respectively.
Remaining performance obligations
As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,500.1 million, which consists of both billed consideration in the amount of $867.8 million and unbilled consideration in the amount of $1,632.3 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 54% of the total remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Contract assets
As of December 31, 2024 and March 31, 2024, contract assets of $7.8 million and $5.2 million, respectively, were included in accounts receivable, net, on the Company’s condensed consolidated balance sheets.

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
The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed as of the acquisition date, with the excess recorded to goodwill. The Company acquired $6.0 million of net assets, including $7.8 million of intangible assets, resulting in goodwill of $27.4 million. The fair value of acquired assets and assumed liabilities was finalized in August 2024.
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
The preliminary purchase consideration consisted of $26.1 million cash paid at closing and $2.3 million in deferred cash payments. The deferred cash payments are being held by the Company to satisfy indemnification obligations and post-closing purchase price adjustments payable within 15 months after the acquisition date. The Company paid $0.1 million for a post-closing purchase price adjustment in June 2024.
In connection with the acquisition of Runecast, $9.0 million of restricted stock awards (“RSAs”) will be issued to the previous owners subject to continuing employment and certain indemnification clauses. For the three and nine months ended December 31, 2024, the Company recognized $0.9 million and $2.8 million of share-based compensation expense for the RSAs, respectively.
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
5.     Investments and Fair Value Measurements
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale investments, including those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$110,980	$198	$(44)	$111,134
Corporate debt securities	19,273	50	(33)	$19,290
Commercial paper	6,164	4	(21)	6,147
U.S. government agency securities	12,098	1	(18)	12,081
Total	$148,515	$253	$(116)	$148,652

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$149,978	$—	$(229)	$149,749
The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company does not intend to sell these investments nor is it more likely than not that the Company would be required to sell the securities before their anticipated maturity. Based on the evaluation of available evidence, the Company does not believe any unrealized losses on its investments represent credit losses as of December 31, 2024 and March 31, 2024.
The fair values of available-for-sale investments, excluding those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets, by remaining contractual maturity are as follows (in thousands):

	December 31, 2024	March 31, 2024
Due within one year	$100,225	$57,891
Due in one year through five years	45,781	46,248
Total	$146,006	$104,139
Effective January 1, 2024, the Company offers a non-qualified deferred compensation plan to eligible U.S. employees. The Company held $0.5 million and $0.1 million of mutual funds that are associated with this plan and were classified as restricted trading securities as of December 31, 2024 and March 31, 2024, respectively. These securities are not included in the tables above but are included as investments in the condensed consolidated balance sheets.
The following tables present the Company’s financial assets that have been measured at fair value on a recurring basis as of December 31, 2024 and March 31, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$616,004	$—	$—	$616,004
U.S. treasury securities	—	1,158	—	1,158
Commercial paper	—	1,488	—	1,488
Investments:
Mutual funds	479	—	—	479
U.S. treasury securities	—	109,976	—	109,976
Corporate debt securities	—	19,290	—	19,290
Commercial paper	—	4,659	—	4,659
U.S. agency securities	—	12,081	—	12,081
Total financial assets	$616,483	$148,652	$—	$765,135

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$477,102	$—	$—	$477,102
U.S. treasury securities	—	45,610	—	45,610
Investments:
Mutual funds	102	—	—	102
U.S. treasury securities	—	104,139	—	104,139
Total financial assets	$477,204	$149,749	$—	$626,953
The Company recorded interest income from its cash, cash equivalents, and investments of $12.0 million and $10.8 million for the three months ended December 31, 2024 and 2023, respectively, and $38.2 million and $27.3 million for the nine months ended December 31, 2024 and 2023, respectively.
6.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the nine months ended December 31, 2024 consists of the following (in thousands):

December 31, 2024
Balance, beginning of period	$1,335,494
Foreign currency impact	(108)
Balance, end of period	$1,335,386
Intangible assets, net, excluding goodwill, consists of the following (in thousands):

	Weighted Average Useful Life (in months)
		December 31, 2024	March 31, 2024
Capitalized software	103	$218,491	$218,529
Customer relationships	120	351,743	351,756
Trademarks and tradenames	120	55,003	55,003
Total intangible assets		625,237	625,288
Less: accumulated amortization		(601,886)	(574,293)
Total other intangible assets, net		$23,351	$50,995
Amortization of intangible assets totaled $8.2 million and $9.9 million for the three months ended December 31, 2024 and 2023, respectively, and $27.6 million and $29.1 million for the nine months ended December 31, 2024 and 2023, respectively.
7.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended December 31, 2024 was (533.3)% compared to (0.6)% for the three months ended December 31, 2023. The Company’s effective tax rate for the nine months ended December 31, 2024 was (164.9)% compared to 6.5% for the nine months ended December 31, 2023. The decrease in the effective tax rate for both the three months ended December 31, 2024 and the nine months ended December 31, 2024 was primarily due to a recognition of a deferred tax asset and related discrete tax benefit from the IP Transfer (as defined below).

During the three months ended December 31, 2024, the Company completed an intra-entity asset transfer of the global economic rights of Dynatrace IP from a wholly-owned U.S. subsidiary to a wholly-owned Swiss subsidiary, more closely aligning the Company’s intellectual property rights with its business operations (the “IP Transfer”). The transaction is taxable in the U.S. over a 20-year period. In Switzerland, the transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $320.9 million. The Company determined the estimated value of the transferred IP based principally on the present value of projected income related to the IP, requiring management to make significant assumptions related to the discount rate and the forecast of future revenues and expenses. The tax-deductible amortization related to the transferred IP rights will be recognized over 10 years. The deferred tax asset and the tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. The Company expects to realize the deferred tax asset resulting from the IP Transfer.
8.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (as amended to date, the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of December 31, 2024 and March 31, 2024, there were no amounts outstanding under the Credit Facility. There were $0.8 million of letters of credit issued as of December 31, 2024 and March 31, 2024. The Company had $399.2 million of availability under the Credit Facility as of December 31, 2024 and March 31, 2024.
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
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the condensed consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $1.1 million and $1.4 million of unamortized debt issuance costs as of December 31, 2024 and March 31, 2024, respectively.
Pursuant to the Credit Facility, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC and other wholly owned subsidiaries of the Company, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At December 31, 2024, the Company was in compliance with all applicable covenants.
Interest expense
Interest expense, including amortization of debt issuance costs and original issuance discount, was $0.3 million and $0.2 million for the three months ended December 31, 2024 and 2023, respectively, and $0.8 million and $1.0 million for the nine months ended December 31, 2024 and 2023, respectively.
9.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2025 to 2035. As of December 31, 2024, the weighted average remaining lease term was 6.3 years and the weighted average discount rate was 4.2%. The Company did not have any finance leases as of December 31, 2024.

The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating lease expense	$3,597	$3,911	$11,729	$11,511
Short-term lease expense	$644	$505	$1,893	$1,550
Variable lease expense	$355	$410	$1,243	$1,103
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Nine Months Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$15,119	$13,935
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$18,696	$9,973
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.
As of December 31, 2024, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2025	$4,604
2026	15,826
2027	14,570
2028	11,341
2029	10,352
Thereafter	28,576
Total operating lease payments	85,269
Less: imputed interest	(10,058)
Total operating lease liabilities	$75,211

As of December 31, 2024, the Company had commitments of $93.9 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during fiscal year 2026 with lease terms ranging from 8 years to 10 years.
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
For the three and nine months ended December 31, 2024, the Company repurchased and retired 0.7 million and 2.7 million shares of its common stock for a total of $40.0 million and $130.1 million, respectively. As of December 31, 2024, $369.9 million remained available for future repurchases.

12.    Share-based Compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated financial statements for each period presented (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Cost of revenue	$9,821	$6,975	$27,265	$19,660
Research and development	26,582	18,678	74,769	50,119
Sales and marketing	20,709	15,947	57,481	48,823
General and administrative	15,027	13,222	41,984	34,696
Total share-based compensation	$72,139	$54,822	$201,499	$153,298
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the Board, adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2024, 56,830,546 shares of common stock were available for future issuance under the 2019 Plan.
Stock options
The following table summarizes activity for stock options during the nine months ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2024	3,063	$22.56	5.6	$73,903
Exercised	(660)	22.59
Forfeited or expired	(49)	42.10
Balance, December 31, 2024	2,354	$22.14	4.7	$75,839
Options vested and expected to vest at December 31, 2024	2,354	$22.14	4.7	$75,839
Options vested and exercisable at December 31, 2024	2,345	$22.03	4.7	$75,809
As of December 31, 2024, the total unrecognized compensation expense related to non-vested stock options was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

Restricted shares and units
The following table provides a summary of the changes in the number of RSAs and restricted stock units (“RSUs”) for the nine months ended December 31, 2024:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2024	142	$49.05	9,852	$48.17
Granted	—	—	6,136	48.00
Vested	—	—	(4,177)	48.39
Forfeited	—	—	(920)	47.88
Balance, December 31, 2024	142	$49.05	10,891	$48.02
RSUs outstanding as of December 31, 2024 were comprised of 9.8 million RSUs with only service conditions and 1.1 million RSUs with both service and performance or market-based conditions (“PSUs”).
During the nine months ended December 31, 2024, the Company granted PSUs that contain financial performance conditions (the “Financial PSUs”) and PSUs based on relative total stockholder return performance (the “rTSR PSUs”). Both the Financial PSUs and rTSR PSUs are not earned if the applicable threshold percentage of the specific metric is not achieved. The maximum number of shares that may be earned is 200% of the target award. The PSUs are also subject to time-based vesting and are contingent upon the employee remaining employed by the Company or one of its subsidiaries through the applicable vesting date.
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
As of December 31, 2024, the total unrecognized compensation expense related to unvested RSAs was $5.9 million and is to be recognized over a weighted average period of 2.1 years. As of December 31, 2024, the total unrecognized compensation expense related to unvested RSUs was $431.9 million and is expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. During the nine months ended December 31, 2024, 531,301 shares of common stock were purchased under the ESPP. As of December 31, 2024, 18,303,111 shares of common stock were available for future issuance under the ESPP.
As of December 31, 2024, there was approximately $3.1 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.

13.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net income	$361,752	$42,691	$444,380	$116,688
Denominator:
Weighted average shares outstanding, basic	298,646	294,869	298,049	293,295
Dilutive effect of share-based awards	4,821	4,377	4,766	5,040
Weighted average shares outstanding, diluted	303,467	299,246	302,815	298,335

Net income per share, basic	$1.21	$0.14	$1.49	$0.40
Net income per share, diluted	$1.19	$0.14	$1.47	$0.39
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three and nine months ended December 31, 2024 and 2023 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Stock options	57	123	98	144
Unvested RSAs and RSUs	140	265	246	446
Shares committed under ESPP	4	10	4	12
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
Long-lived assets, net
The following table presents the Company’s net long-lived assets, which consists of property and equipment, net, and operating lease right-of-use asset, net, by geographic region for the periods presented (in thousands):

	December 31, 2024	March 31, 2024
North America	$30,285	$35,339
Europe, Middle East and Africa	81,661	73,892
Asia Pacific	3,763	5,041
Latin America	383	443
Total long-lived assets, net	$116,092	$114,715

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
Third-Quarter 2025 Financial Highlights
Our financial highlights for the three months ended December 31, 2024 were:
•Our annual recurring revenue (“ARR”) was $1,647 million as of December 31, 2024, which reflected 16% growth year-over-year;
•Total revenue and subscription revenue was $436 million and $417 million, respectively;
•We delivered GAAP income from operations of $47 million and non-GAAP income from operations(1) of $131 million; and

•Our net cash provided by operating activities and free cash flow(1) was $42 million and $38 million, respectively.
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
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of December 31,
	2024	2023
	(in thousands, except percentages)
Total ARR	1,647,412	$1,425,284
Year-over-year increase	16%	23%
Dollar-based net retention rate	111%	113%

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Non-GAAP income from operations(1)	$130,734	$104,636	$375,653	$303,146
Free cash flow(1)	37,569	67,357	285,089	225,120
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
The tables below provide a reconciliation of our non-GAAP income from operations and free cash flow to their most directly comparable GAAP measure.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
GAAP income from operations	$47,464	$35,720	$136,519	$105,277
Share-based compensation	72,139	54,822	201,499	153,298
Employer payroll taxes on employee stock transactions	3,294	2,869	11,474	10,373
Amortization of intangibles	7,731	9,688	26,055	28,873
Transaction, restructuring, and other	106	1,537	106	5,325
Non-GAAP income from operations	$130,734	$104,636	$375,653	$303,146

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net cash provided by operating activities	$42,238	$75,657	$296,629	$246,437
Purchase of property and equipment	(4,669)	(3,645)	(11,540)	(16,662)
Capitalized software additions	—	(4,655)	—	(4,655)
Free cash flow	$37,569	$67,357	285,089	225,120
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
Amortization of acquired technology. Amortization of acquired technology includes amortization expense for technology acquired when our former controlling stockholder (the Thoma Bravo Funds) acquired our company in 2014 and from business combinations and asset acquisitions. During the three months ended December 31, 2024, the acquired technology from the Thoma Bravo Funds' acquisition of our company became fully amortized, therefore we expect amortization expense to decrease as compared to historical periods.
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
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships and tradenames acquired when our former controlling stockholder (the Thoma Bravo Funds) acquired our company in 2014 and from business combinations. During the three months ended December 31, 2024, the customer relationships and tradenames acquired from the Thoma Bravo Funds' acquisition of our company became fully amortized, therefore we expect amortization expense to decrease as compared to historical periods.
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
Income Tax Benefit (Expense)
Our income tax benefit (expense), deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax benefit (expense).
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) recognition of a deferred tax benefit for the IP Transfer (as defined below), (2) the foreign derived intangibles deduction, and (3) the generation of U.S. foreign tax credits, partially offset by (4) foreign withholding taxes and (5) nondeductible executive compensation. We expect these items to continue to affect our income tax rate and income tax expense, except for the impact of recognizing the deferred tax benefit for the IP Transfer.
During the three months ended December 31, 2024, we completed an intra-entity asset transfer of the global economic rights of our IP from a wholly-owned U.S. subsidiary to a wholly-owned Swiss subsidiary, more closely aligning our intellectual property rights with our business operations (the “IP Transfer”). The transaction is taxable in the U.S. over a 20-year period. In Switzerland, the transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $320.9 million. We determined the estimated value of the transferred IP based principally on the present value of projected income related to the IP, requiring management to make significant assumptions related to the discount rate and the forecast of future revenues and expenses. The tax-deductible amortization related to the transferred IP rights will be recognized over 10 years. The deferred tax asset and tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. We expect to realize the deferred tax asset resulting from the IP Transfer.
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
Comparison of the Three Months Ended December 31, 2024 and 2023

	Three Months Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$417,207	96%	$348,294	95%
Service	18,962	4%	16,802	5%
Total revenue	436,169	100%	365,096	100%
Cost of revenue:
Cost of subscription	60,666	14%	46,888	13%
Cost of service	18,139	4%	16,744	5%
Amortization of acquired technology	3,756	1%	4,237	1%
Total cost of revenue (1)	82,561	19%	67,869	19%
Gross profit	353,608	81%	297,227	81%

Operating expenses:
Research and development (1)	98,343	23%	80,102	22%
Sales and marketing (1)	154,472	35%	132,723	36%
General and administrative (1)	49,354	11%	43,231	12%
Amortization of other intangibles	3,975	1%	5,451	1%
Total operating expenses	306,144		261,507
Income from operations	47,464	11%	35,720	10%
Interest income, net	11,726		10,605
Other expense, net	(2,072)		(3,901)
Income before income taxes	57,118		42,424
Income tax benefit	304,634		267
Net income	$361,752		$42,691
(1)  Includes share-based compensation expense as follows:

	Three Months Ended December 31,
	2024	2023
	(in thousands)
Cost of revenue	$9,821	$6,975
Research and development	26,582	18,678
Sales and marketing	20,709	15,947
General and administrative	15,027	13,222
Total share-based compensation	$72,139	$54,822
Revenue

	Three Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Subscription	$417,207	$348,294	$68,913	20%
Service	18,962	16,802	2,160	13%
Total revenue	$436,169	$365,096	$71,073	19%
Subscription
Subscription revenue increased by $68.9 million, or 20%, for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily due to the growth of the Dynatrace platform by adding new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue increased by $2.2 million, or 13%, for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase was primarily due to timing of delivery of services.
Cost of Revenue

	Three Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$60,666	$46,888	$13,778	29%
Cost of service	18,139	16,744	1,395	8%
Amortization of acquired technology	3,756	4,237	(481)	(11%)
Total cost of revenue	$82,561	$67,869	$14,692	22%
Cost of subscription
Cost of subscription increased by $13.8 million, or 29%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The increase was primarily due to increased cloud-based hosting costs of $6.9 million related to our growing cloud-based subscription revenue and increased personnel costs of $5.1 million, inclusive of a $2.1 million increase in share-based compensation, largely due to headcount growth to support our growing customer base.
Cost of service
Cost of service increased by $1.4 million, or 8%, for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase was primarily the result of increased share-based compensation of $0.8 million.
Amortization of acquired technology
Amortization of acquired technology decreased by $0.5 million, or 11%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease was primarily the result of certain acquired technology becoming fully amortized during the three months ended December 31, 2024.

Gross Profit and Gross Margin

	Three Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$356,541	$301,406	$55,135	18%
Service	823	58	765	1,319%
Amortization of acquired technology	(3,756)	(4,237)	481	(11%)
Total gross profit	$353,608	$297,227	$56,381	19%
Gross margin:
Subscription	85%	87%
Service	4%	—%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $55.1 million, or 18%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Subscription gross margin decreased from 87% to 85% for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease in gross margin was primarily due to increased cloud-based hosting costs to support the growth of our subscription cloud-based offerings.
Services
Service gross profit increased by $0.8 million during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Service gross margin increased to 4% for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
Operating Expenses

	Three Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$98,343	$80,102	$18,241	23%
Sales and marketing	154,472	132,723	21,749	16%
General and administrative	49,354	43,231	6,123	14%
Amortization of other intangibles	3,975	5,451	(1,476)	(27%)
Total operating expenses	$306,144	$261,507	$44,637	17%
Research and development
Research and development expenses increased by $18.2 million, or 23%, for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase was primarily the result of increased personnel costs of $14.8 million, inclusive of a $7.9 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of the Dynatrace platform.
Sales and marketing
Sales and marketing expenses increased by $21.7 million, or 16%, for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase was primarily due to increased personnel costs of $12.9 million, inclusive of a $4.8 million increase in share-based compensation, marketing program and partner costs of $3.1 million and travel and entertainment expenses of $1.9 million.

General and administrative
General and administrative expenses increased $6.1 million, or 14%, for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase was primarily the result of increased personnel costs of $4.7 million, inclusive of a $1.8 million increase in share-based compensation.
Amortization of other intangibles
Amortization of other intangibles decreased by $1.5 million, or 27%, for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The decrease was primarily the result of certain intangible assets becoming fully amortized during the three months ended December 31, 2024.
Interest Income, Net
Interest income, net, was $11.7 million for the three months ended December 31, 2024 compared to $10.6 million for the three months ended December 31, 2023. The increase in interest income was primarily the result of increased cash, cash equivalent, and investment balances.
Other Expense, Net
Other expense, net, was $2.1 million for the three months ended December 31, 2024 compared to $3.9 million for the three months ended December 31, 2023. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Benefit
Income tax benefit increased by $304.4 million resulting in a benefit of $304.6 million for the three months ended December 31, 2024 as compared to a benefit of $0.3 million for the three months ended December 31, 2023. This increase was primarily due to a $320.9 million discrete tax benefit from the IP Transfer, partially offset by additional tax expense due to an increase in pre-tax income.

Comparison of the Nine Months Ended December 31, 2024 and 2023

	Nine Months Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$1,198,593	96%	$999,245	95%
Service	54,925	4%	50,437	5%
Total revenue	1,253,518	100%	1,049,682	100%
Cost of revenue:
Cost of subscription	170,034	14%	134,584	13%
Cost of service	52,536	4%	47,961	5%
Amortization of acquired technology	12,528	1%	12,035	1%
Total cost of revenue (1)	235,098	19%	194,580	19%
Gross profit	1,018,420	81%	855,102	81%

Operating expenses:
Research and development (1)	281,287	22%	220,468	21%
Sales and marketing (1)	443,802	35%	385,445	37%
General and administrative (1)	143,285	11%	127,074	12%
Amortization of other intangibles	13,527	1%	16,838	2%
Total operating expenses	881,901		749,825
Income from operations	136,519	11%	105,277	10%
Interest income, net	37,351		26,260
Other expense, net	(6,145)		(6,724)
Income before income taxes	167,725		124,813
Income tax benefit (expense)	276,655		(8,125)
Net income	$444,380		$116,688
(1)  Includes share-based compensation expense as follows:

	Nine Months Ended December 31,
	2024	2023
	(in thousands)
Cost of revenue	$27,265	$19,660
Research and development	74,769	50,119
Sales and marketing	57,481	48,823
General and administrative	41,984	34,696
Total share-based compensation	$201,499	$153,298
Revenue

	Nine Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$1,198,593	$999,245	$199,348	20%
Services	54,925	50,437	4,488	9%
Total revenue	$1,253,518	$1,049,682	$203,836	19%

Subscription
Subscription revenue increased by $199.3 million, or 20%, for the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023, primarily due to the growth of the Dynatrace platform by adding new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue increased by $4.5 million, or 9%, for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The increase was primarily due to timing of delivery of services.
Cost of Revenue

	Nine Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$170,034	$134,584	$35,450	26%
Cost of service	52,536	47,961	4,575	10%
Amortization of acquired technology	12,528	12,035	493	4%
Total cost of revenue	$235,098	$194,580	$40,518	21%
Cost of subscription
Cost of subscription increased $35.5 million, or 26%, for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The increase was primarily due to increased personnel costs of $15.3 million, inclusive of a $5.7 million increase in share-based compensation, largely due to headcount growth to support our growing customer base and increased cloud-based hosting costs of $14.3 million related to our growing cloud-based subscription revenue.
Cost of service
Cost of service increased $4.6 million, or 10%, for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The increase was primarily the result of increased personnel cost of $2.6 million, inclusive of a $1.9 million increase in share-based compensation.
Amortization of acquired technologies
Amortization of acquired technology increased by $0.5 million, or 4%, for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The increase was driven by the amortization of acquired technology associated with our acquisitions of Rookout, Ltd. in August 2023 and Runecast Solutions Limited in March 2024, partially offset by a decrease due to certain acquired technology becoming fully amortized during the nine months ended December 31, 2024.

Gross Profit and Gross Margin

	Nine Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$1,028,559	$864,661	$163,898	19%
Services	2,389	2,476	(87)	(4%)
Amortization of acquired technology	(12,528)	(12,035)	(493)	4%
Total gross profit	$1,018,420	$855,102	$163,318	19%
Gross margin:
Subscription	86%	87%
Services	4%	5%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $163.9 million, or 19%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Subscription gross margin decreased from 87% to 86% for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The decrease in gross margin was primarily due to increased cloud-based hosting costs to support the growth of our subscription cloud-based offerings.
Services
Services gross profit decreased by $0.1 million, or 4%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Services gross margin decreased from 5% to 4% for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023.
Operating Expenses

	Nine Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$281,287	$220,468	$60,819	28%
Sales and marketing	443,802	385,445	58,357	15%
General and administrative	143,285	127,074	16,211	13%
Amortization of other intangibles	13,527	16,838	(3,311)	(20%)
Total operating expenses	$881,901	$749,825	$132,076	18%
Research and development
Research and development expenses increased by $60.8 million, or 28%, for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The increase was primarily the result of increased personnel costs of $53.1 million, inclusive of a $24.7 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of the Dynatrace platform.
Sales and marketing
Sales and marketing expenses increased by $58.4 million, or 15%, for the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023. The increase was primarily the result of increased personnel costs of $36.3 million, inclusive of an $8.7 million increase in share-based compensation, marketing program and partner costs of $6.8 million and travel and entertainment expenses of $3.3 million.

General and administrative
General and administrative expenses increased $16.2 million, or 13%, for the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023. The increase was primarily the result of increased personnel costs of $17.1 million, inclusive of a $7.3 million increase in share-based compensation.
Amortization of other intangibles
Amortization of other intangibles decreased by $3.3 million, or 20%, for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The decrease was primarily the result of decreased amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the result of certain intangible assets becoming fully amortized during the nine months ended December 31, 2024.
Interest Income, Net
Interest income, net, was $37.4 million for the nine months ended December 31, 2024 as compared to $26.3 million for the nine months ended December 31, 2023. The increase in interest income was primarily the result of increased cash, cash equivalents, and investments balances.
Other Expense, Net
Other expense, net, was $6.1 million for the nine months ended December 31, 2024 as compared to $6.7 million for the nine months ended December 31, 2023. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Benefit (Expense)
Income tax benefit of $276.7 million for the nine months ended December 31, 2024 represented a $284.8 million increase as compared to an expense of $8.1 million for the nine months ended December 31, 2023. This increase was primarily due to a $320.9 million discrete tax benefit from the IP Transfer, partially offset by additional tax expense due to an increase in pre-tax income and a decrease in share-based compensation windfall benefits.
Liquidity and Capital Resources
We have historically maintained a disciplined and balanced approach to optimizing costs and improving the efficiency and profitability of our business, while continuing to invest in future growth opportunities that we expect will drive long-term value. Our principal sources of liquidity are cash and cash equivalents, marketable securities (investments) and cash provided by operating activities. From time to time, we may borrow under our Credit Facility (as defined below). As of December 31, 2024, we had $907.5 million of cash and cash equivalents, $146.5 million of investments, consisting of U.S. Treasury securities, corporate debt securities, commercial paper, and U.S. agency securities, that have maturities between one and 36 months, and $399.2 million available under our Credit Facility.
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
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations for cloud hosting support. As of December 31, 2024, total contractual commitments were $326.9 million, with $63.7 million committed within the next 12 months.

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
Share Repurchase Program
We announced a share repurchase program for up to $500.0 million of common stock on May 15, 2024. For the three and nine months ended December 31, 2024, we repurchased and retired 0.7 million and 2.7 million shares of our common stock for a total of $40.0 million and $130.1 million, respectively. As of December 31, 2024, $369.9 million remained available for future repurchases. For additional information, please see Part II, Item 2 of this Quarterly Report.
Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (as amended to date, the “Credit Facility”). As of December 31, 2024, we had $399.2 million available under the Credit Facility with $0.8 million of letters of credit outstanding. As of December 31, 2024, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 8, Long-term Debt, of the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Nine Months Ended December 31,
	2024	2023
	(in thousands)
Cash provided by operating activities (1)	$296,629	$246,437
Cash used in investing activities	(51,484)	(53,614)
Cash (used in) provided by financing activities	(112,032)	43,677
Effect of exchange rate changes on cash and cash equivalents	(4,614)	(9,199)
Net increase in cash and cash equivalents	$128,499	$227,301
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Nine Months Ended December 31,
	2024	2023
	(in thousands)
Cash paid for interest	$575	$656
Cash paid for tax, net	$84,344	$61,758
Operating Activities
For the nine months ended December 31, 2024, cash provided by operating activities was $296.6 million as a result of net income of $444.4 million, reduced by non-cash charges of $131.7 million and a change of $16.0 million in our operating assets and liabilities. The non-cash charges were primarily comprised of deferred income taxes of $378.8 million, partially offset by share-based compensation of $201.5 million and depreciation and amortization of $41.5 million. The change in our net operating assets and liabilities was primarily the result of a decrease in deferred revenue of $168.5 million due to seasonality in our sales cycle, which is higher in the third and fourth quarters of our fiscal year, a decrease in accounts payable and accrued expenses of $27.6 million driven by timing of payments, including the payments of our annual bonus plans and year-end commissions, and an increase in prepaid expenses and other assets of $21.6 million driven by the timing of payments in advance of future services. Partially offset this was a decrease in accounts receivable of $204.3 million due to the timing of receipts of payments from customers.

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
Investing Activities
Cash used in investing activities during the nine months ended December 31, 2024 was $51.5 million, primarily as a result of purchases of investments, net of sales and maturities, of $39.8 million and purchases of property and equipment of $11.5 million.
Cash used in investing activities during the nine months ended December 31, 2023 was $53.6 million as a result of the Rookout acquisition of $32.3 million and purchases of property and equipment of $16.7 million and capitalized software additions of $4.7 million. For additional information about the Rookout acquisition, please see Note 4, Business Combinations, of the condensed consolidated financial statements in this Quarterly Report.
Financing Activities
Cash used in financing activities during the nine months ended December 31, 2024 was $112.0 million, primarily as a result of repurchases of common stock of $130.1 million and taxes paid related to net share settlement of equity awards of $16.3 million, partially offset from proceeds from our employee stock purchase plan (“ESPP”) of $21.2 million and proceeds from the exercise of our stock options of $14.9 million.
Cash provided by financing activities during the nine months ended December 31, 2023 was $43.7 million, as a result of proceeds from the exercise of our stock options of $24.2 million and proceeds from our ESPP of $19.5 million.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2024, as compared to the critical accounting policies and estimates disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, except with respect to Income Taxes.
During the three months ended December 31, 2024, we completed an intra-entity asset transfer of the global economic rights of our IP from a wholly-owned U.S. subsidiary to a wholly-owned Swiss subsidiary, which requires management to make significant estimates and assumptions on the valuation of the IP transferred.
The assessment of the estimated value of the IP transferred is based on the U.S. transfer pricing regulations as described in section 482 of the IRC and the Treasury Department regulations promulgated thereunder, and the OECD Transfer Pricing guidelines. We determined the estimated value of the transferred IP based principally on the present value of projected income related to the IP, requiring management to make significant assumptions related to the discount rates and the forecast of future revenue and expenses. While we employ experts to assist in the determination of the estimated value of the IP, its value is based on significant management assumptions and estimates, which are inherently uncertain and highly subjective and as a result, actual results may differ from estimates. If different assumptions were to be used, it could materially impact the IP valuation.
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
Interest Rate Risk
As of December 31, 2024, we had cash and cash equivalents of $907.5 million, consisting primarily of money market funds, bank deposits, and highly liquid investments with an original maturity of three months of less, and investments of $146.5 million, primarily consisting of U.S. Treasury securities, corporate debt securities, commercial paper and U.S. agency securities. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
As of December 31, 2024, we also had the Credit Facility in place, with availability of $399.2 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Agreement. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of December 31, 2024, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 23% in the year ended March 31, 2024 compared to the prior year. Our revenue for the nine months ended December 31, 2024 grew 19% compared to the prior-year period. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
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
Our customers have no obligation to renew their agreements, and our customers may decide not to renew these agreements with a similar contract period, at the same prices and terms or with the same or a greater number of licenses. Although our customer retention rate has historically been strong, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention, churn and expansion rates. Our customer retention and expansion rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our solutions platform, our customer support and professional services, changes to our go-to-market strategy, our prices and pricing plans, the competitiveness of other software products and services, reductions in our customers’ spending levels, customer concerns about macroeconomic trends, user adoption of our solutions, deployment success, utilization rates by our customers, new product releases and changes to our product offerings. For example, when we updated our go-to-market strategy earlier this fiscal year, more than 30% of our customer accounts transitioned to new sales representatives. It is difficult to predict whether these changes will achieve their desired effects and a negative impact on retention and other results is possible. If our customers do not renew their agreements, or renew on less favorable terms, our business, financial condition, and operating results may be adversely affected.

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

We compete either directly or indirectly with infrastructure monitoring vendors, APM vendors, log management vendors, DEM vendors, security vendors, open source and commercial open source vendors, point solutions from public cloud providers, and IT operations management and business intelligence providers with offerings that cover some portion of the capabilities that we provide. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software APM, data analytics, compliance, or network visibility vendors, it could adversely affect our ability to compete. We may also face competition from companies entering our market, which has a relatively low barrier to entry in some segments, including large technology companies that could expand their platforms or acquire one of our competitors. For example, Cisco acquired Splunk in 2024.

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
•larger and more mature IP portfolios; and
•substantially greater financial, technical, management and other resources.
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
In 2022, we entered into the Credit Facility in the aggregate amount of $400.0 million. As of December 31, 2024, we had $399.2 million available under the Credit Facility with $0.8 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates and fee margins, which vary based on prescribed formulas. The Credit Facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our Credit Facility remains outstanding.

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
Risks Related to Information Technology, IP, and Data Security and Privacy
Security breaches, computer malware, computer hacking attacks, and other security incidents or compromises could harm our business, reputation, brand, and operating results.
We have in the past been, and may in the future be, the target and victim of cybersecurity attacks, including email phishing and other types of attacks. In general, security incidents, breaches, and compromises have increased in sophistication and have become more prevalent across industries and may occur on our systems; on the systems of third parties that we use to host our solutions or SaaS solutions that we use in the operation of our business; on the systems or libraries of third parties that we use to develop our products; or on third party hosting platforms on which our customers’ host their systems. These security incidents or compromises may be caused by, or result in, but are not limited to, security breaches, computer malware or malicious software, ransomware, phishing attacks, computer hacking, denial of service attacks, security system control failures in our own systems or from vendors that we or our customers use, software vulnerabilities, social engineering, sabotage, malicious downloads, and the errors or malfeasance of our own or our customers’ or vendors’ employees. Although we have taken significant measures to detect, effectively remediate, and prevent future phishing and other attacks and security threats, we cannot be certain that our efforts will be effective to prevent and remediate all attacks and security threats. As a result, unauthorized access to, security breaches, incidents, or compromises of, or denial-of-service attacks against our platform could result in the unauthorized access to, or use of, and/or loss of, such data, as well as loss of IP, customer data, employee data, trade secrets, or other confidential or proprietary information. In particular, because we utilize a multi-tenant platform for our SaaS solution, any security breach, incident, or compromise could potentially affect a significant amount of our customers.

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

Assertions by third parties of infringement or other violations by us of their IP rights, or other lawsuits brought against us, could result in significant costs and substantially harm our business, operating results, and financial condition.
Patent and other IP disputes are common in the markets in which we compete. Some companies in the markets in which we compete, including some of our competitors, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims of infringement, misappropriation, or other violations of IP rights against us, our partners, our technology partners, or our customers. As the number of patents and competitors in our market increase, allegations of infringement, misappropriation, and other violations of IP rights may also increase. Our broad solution portfolio and the competition in our markets further exacerbate the risk of additional third-party IP claims against us in the future. Any allegation of infringement, misappropriation, or other violation of IP rights by a third party, even those without merit, could cause us to incur substantial costs and resources defending against the claim, could distract our management from our business, and could cause uncertainty among our customers or prospective customers, all of which could have an adverse effect on our business, operating results, and financial condition. We cannot assure you that we are not infringing or otherwise violating any third-party IP rights.

Furthermore, companies that bring allegations against us may have the capability to dedicate substantially greater resources to enforce their IP rights and to defend against similar allegations that may be brought against them than we do. We have received, and may in the future receive, notices alleging that we have misappropriated, misused, or infringed other parties’ IP rights, including allegations made by our competitors, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of IP infringement assertions. There also is a market for acquiring third-party IP rights and a competitor, or other entity, could acquire third-party IP rights and pursue similar assertions based on the acquired IP. They may also make such assertions against our customers or partners.

An adverse outcome of a dispute may require us to take several adverse steps, such as pay substantial damages, including potentially treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, using, selling, licensing, importing, or otherwise commercializing solutions that are alleged to infringe or misappropriate the IP of others; expend additional development resources to attempt to redesign our solutions or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or IP rights or have royalty obligations imposed by a court; or indemnify our customers, partners, and other third parties. Any damages or royalty obligations we may become subject to, or any prohibition against our commercializing our solutions as a result of an adverse outcome, could harm our business and operating results.

Additionally, our agreements with customers and partners include indemnification provisions, under which we agree to indemnify them for losses suffered or incurred as a result of allegations of IP infringement and, in some cases, for damages caused by us to property or persons or other third-party allegations. Furthermore, we have agreed in certain instances to defend our partners against third-party claims asserting infringement of certain IP rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such assertions. Large indemnity payments could harm our business, operating results, and financial condition.
Failure to protect and enforce our proprietary technology and IP rights could substantially harm our business, operating results, and financial condition.
The success of our business depends on our ability to protect and enforce our proprietary rights, including our patents, trademarks, copyrights, trade secrets, and other IP rights, throughout the world. We attempt to protect our IP under patent, trademark, copyright, and trade secret laws, and through a combination of confidentiality procedures, contractual provisions, internal policies and other methods, all of which offer only limited protection. However, the steps we take to protect our IP may be inadequate. We will not be able to protect our IP if we are unable to enforce our rights or if we do not detect unauthorized use of our IP. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products, offerings, and services that compete with ours. In the past, we have been made aware of public postings of portions of our source code. It is possible that released source code could reveal some of our trade secrets, create security risks, and impact our competitive advantage. Some license provisions protecting against unauthorized use, copying, transfer, reverse engineering, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and in some countries, there may not be sufficient legal processes available to us, in a timely fashion or at all, to enable us to effectively protect our IP. In expanding our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase. In addition, the use of other companies’ generative AI tools by our employees or contractors in a manner that violates our internal policies may compromise some of our proprietary or IP rights.

The process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, or that our issued patents and other IP rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Moreover, policing unauthorized use of our technologies, solutions and IP is difficult, expensive, and time consuming, particularly in foreign countries where the laws may not be as protective of IP rights as those in the United States and where mechanisms for enforcement of IP rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies, or IP rights.

From time to time, legal action by us may be necessary to enforce our patents and other IP rights, to protect our trade secrets, to determine the validity and scope of the IP rights of others, or to defend against allegations of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial condition, and cash flows. If we are unable to protect our IP rights, our business, operating results and financial condition will be harmed.
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
Our participation in open source initiatives may limit our ability to enforce our IP rights in certain circumstances.
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
◦In the EU, data protection laws are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the GDPR, which imposes robust obligations upon covered companies, including heightened notice and consent requirements, greater rights of data subjects (e.g., the “right to be forgotten”), increased accountability measures, additional data breach notification and data security requirements, requirements for engaging third-party processors, and increased fines for non-compliance. Serious breaches of the GDPR (and similar data protection regulations in the United Kingdom) may result in monetary penalties of up to €20 million (or £17.5 million in the UK) or 4% of worldwide annual revenue, whichever is greater, for violations. In addition to the GDPR, other European legislative proposals and current laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing, with an increased focus on online behavioral advertising. The EU also is considering the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”) which would replace an existing ePrivacy Directive. The ePrivacy Regulation is focused on privacy regarding electronic communications services and data processed by electronic communications services. The ePrivacy Regulation may require us to further modify some of our data practices and compliance could result in additional costs for our company. In addition, the EU Digital Services Act (“DSA”) and Digital Markets Act (“DMA”) add further complexity and increased consumer protection and technology regulation.
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
We operate in over 35 countries around the world and, as a multinational corporation, we are subject to income and non-income taxes, including payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various non-U.S. jurisdictions.

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

The amount of taxes that we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and in determining the realizability of tax attributes such as foreign tax credits and domestic deferred tax assets. For example, during the three months ended December 31, 2024, we completed an intra-entity asset transfer of the global economic rights of our IP to Switzerland which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $320.9 million (as discussed in Note 7 to our condensed consolidated financial statements and the “Management’s Discussion and Analysis” section included elsewhere in this Quarterly Report). From time to time, we are subject to regular tax audits, examinations, and reviews in the ordinary course of business. While we believe that our tax estimates, assumptions, and judgments are reasonable and we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation and require us to pay additional taxes. If any amounts that we ultimately pay to a tax authority differ materially from amounts that we previously recorded or if we experience any unanticipated tax consequences, it could negatively affect our financial results and operations for the period at issue and on an ongoing basis.

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
Revenue from customers located outside of the United States represented 41% of our total revenue for the nine months ended December 31, 2024. As of December 31, 2024, approximately 68% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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

•limited or uncertain protection of IP rights in some countries and the risks and costs associated with monitoring and enforcing IP rights abroad;
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
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. For customers who purchase a perpetual license, we generally recognize the license revenue ratably over three years. Thus, substantially all of the revenue that we report in each quarter from the Dynatrace platform is derived from the recognition of revenue relating to contracts entered into during previous quarters. For the three months ended December 31, 2024, revenue recognized from deferred revenue at the beginning of the period was $347.4 million. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
We sell our solutions to U.S. federal and state and foreign governmental agency customers, often through our distributors and resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks, including constraints on the budgetary process, including changes in the policies and priorities of the particular government, continuing resolutions, adherence to government audit and certification requirements, debt ceiling disruptions, deficit-reduction legislation, and any shutdown or default of the particular government. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Government demand and payment for our solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business including business with governmental agencies across the country involved. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience, non-appropriation, or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.
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
Our business is subject to regulation by various U.S. federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy, cybersecurity and data protection laws, AI, anti-bribery laws, trade controls, public procurement regulations and guidelines, federal securities laws, and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. In addition, as we expand our business into new jurisdictions, as we serve customers in certain regulated industries, and as these laws and regulations are subject to change over time, we must continue to monitor and dedicate resources to ensure continued compliance. We also anticipate continued changes in the laws and regulations governing cybersecurity controls and processes, data governance, trade controls, and the use of AI. For example, the European Union’s Digital Operational Resilience Act (DORA), which aims to enhance digital resilience of financial entities against cyber threats and operational disruptions, became effective on January 17, 2025. Non-compliance with applicable regulations or requirements could subject us to litigation, investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition. Changes in cybersecurity, data governance, trade, and AI regulation, as well as geopolitical tensions, could increase our cost of doing business, for example, by requiring breach or vulnerability notifications or increased restrictions on trade, or requiring that data be retained, accessed, and viewed only within specific jurisdictional locations.
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

Recently, due in part to the geopolitical landscape and national security concerns, some countries in which Dynatrace operates have increasingly restricted trade. Changes in sanctions, export, or import laws and regulations, in the enforcement or scope of existing laws and regulations, or in the countries, regions, governments, persons, or technologies targeted by such laws and regulations, could also result in decreased use of our solutions or in our ability to sell our solutions in certain countries.

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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through January 28, 2025. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
In May 2024, we announced a share repurchase program under which we are authorized to purchase up to $500.0 million of our common stock from time to time. As of December 31, 2024, a total of $369.9 million remained available for repurchase under the share repurchase program. Our share repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended December 31, 2024 was as follows (in thousands, except shares and per share data):

Period (1)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Approximate Dollar Value of Shares that may Yet be Purchased Under Plans or Programs(3)
October 1, 2024 - October 31, 2024	151,146	$53.85	151,146	$401,751
November 1, 2024 - November 30, 2024	260,806	53.59	260,806	387,768
December 1, 2024 - December 31, 2024	319,723	55.87	319,723	369,900
Total	731,675	$54.64	731,675
(1) Information is based on trade dates of share repurchase transactions.
(2) Excludes commissions paid and any estimated excise taxes payable on share repurchases.
(3) On May 15, 2024, we announced a share repurchase program for up to $500 million of shares of our common stock. Our share repurchase program does not have a time limit.
For additional information, please see Note 11, Shareholders’ Equity, of the condensed consolidated financial statements in this Quarterly Report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act), except as described below. The trading arrangements described below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On November 15, 2024, Rick McConnell, Chief Executive Officer and a director, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of up to 120,000 shares of the Company’s common stock previously issued to him after the vesting of RSUs and PSUs. The duration of the trading arrangement is from February 14, 2025 through November 28, 2025 (or earlier, if all transactions under the trading arrangement are completed).
On December 6, 2024, Dan Zugelder, Executive Vice President, Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of the net amount of shares of the Company’s common stock issuable to him after the vesting of 127,050 RSUs and PSUs (as applicable) on March 5, 2025, June 5, 2025, September 5, 2025 and December 5, 2025. The number of PSUs reflected in the total in the previous sentence is based on the Company achieving target performance relative to certain financial performance metrics. The number of shares that Mr. Zugelder receives and may subsequently sell under the trading arrangement following the vesting of his PSUs may increase or decrease based on the Company’s actual achievement against the financial performance metrics relative to target. The duration of the trading arrangement is from March 7, 2025 through January 15, 2026 (or earlier, if all transactions under the trading arrangement are completed).

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

3.3	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2024)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019)

10.1*	Third Amendment dated October 31, 2024 to Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

DYNATRACE, INC.

Date:	January 30, 2025	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	January 30, 2025	By:	/s/ James Benson
James Benson
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)