Form 10-K
period 2025-03-31
Dynatrace, Inc.
filed 2025-05-22
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2024, the last business day of the most recently completed second fiscal quarter, was $15.9 billion. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The Registrant had 299,666,804 shares of common stock outstanding as of May 20, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended March 31, 2025.
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
•the evolution of technology affecting our offerings, platform and markets, including our plans to continue evolving our technology capabilities, including, but not limited to, artificial intelligence (“AI”);
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
•Market adoption of the solutions that we offer may not grow as we expect, which may harm our business and prospects.
•Our business is dependent on overall demand for observability and related solutions and therefore reduced spending on those solutions or overall adverse economic conditions may negatively affect our business, operating results, and financial condition.
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

PART I. FINANCIAL INFORMATION
ITEM 1. BUSINESS
Overview
Dynatrace is advancing observability for today’s digital businesses, helping to transform the complexity of modern digital ecosystems into powerful business assets. By leveraging AI-powered insights, Dynatrace enables organizations to analyze, automate, and innovate faster to drive their business forward. Our vision is a world where software works perfectly.

The Dynatrace platform combines broad and deep observability, continuous runtime application security, and advanced AI to support IT operations, development, security, business, and executive teams. This comprehensive approach enables organizations to optimize cloud and IT operations, accelerate secure software delivery, and improve digital performance.

The Dynatrace platform is built to scale, integrating seamlessly into hybrid, multicloud ecosystems, including major hyperscalers such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”), and Google Cloud Platform (“GCP”), as well as traditional on-premises and mainframe solutions.

Our customer base includes some of the largest global enterprises. These organizations rely on the Dynatrace platform as part of their plans to accelerate the adoption of cloud-native and AI-native initiatives and to address the related challenges of increasing workloads, dynamic environments, and evolving cybersecurity threats. Our ability to provide sophisticated analytics and our advanced automation capabilities support their operational goals in environments characterized by rapid technological changes. Cloud modernization and the dramatic growth in the use of AI have resulted in an explosion of data and a massive increase in its scale and complexity that are untenable for many organizations to manage as they previously did. As a result, we believe the need for comprehensive end-to-end observability, such as the Dynatrace platform, has become mandatory, especially for larger organizations building resiliency into ever more complex environments. We also believe our company has a significant market opportunity based on the technical differentiation of our platform, our ability to integrate successfully into customers’ cloud ecosystems, and the trust that we have built within our customer base and partner ecosystem.
Key Differentiators
We believe our approach is different from other offerings in three critical ways:
•Dynatrace is an end-to-end platform that enables contextual analysis. We store all data types, including logs, traces, metrics, real user data, and business events, in an integrated, highly performant and massively scalable data lakehouse called GrailTM,, which is the core of the Dynatrace platform. Through our proprietary technology, these data types are stored together in context, and we are able to analyze billions of interdependencies across applications, networks, and infrastructure throughout an enterprise. This provides near real-time end-to-end awareness of an organization’s IT ecosystem that we believe is not possible to replicate without a unified data store with equivalent capabilities.
•The Dynatrace platform is AI-powered. For over a decade, Dynatrace customers have relied on the causal and predictive AI capabilities of our AI engine, Davis®. During our fiscal 2025, we made generative AI capabilities available on the Dynatrace platform through Davis CoPilot, bringing the platform to a much wider array of end users and extending the capabilities of the Dynatrace platform. We believe we have architected our combination of causal, predictive, and generative AI to make AI techniques iteratively more intelligent. Our AI capabilities drive differentiation, with an increasing focus on evolving into an agentic AI platform that can act autonomously to plan, make decisions, and take actions without human intervention. As organizations collect and maintain more data, AI embedded in end-to-end observability and related solutions is often required for reliable prediction and analysis, accurate insights, prevention of issues and problems, and quick identification and resolution when they arise. We believe our experience in AI gives our customers a competitive advantage in developing their own AI initiatives, and we are investing in AI best practices in services, data, and observability to support our customers on their AI journeys and to enable AI practices of our partners.
•The Dynatrace platform is automated. We believe many organizations want a unified platform with broad-based situational awareness that can automatically identify, analyze, repair, and remediate issues and maximize application performance by optimizing the code, underlying infrastructure resources, and software delivery processes. Dynatrace OneAgent® uses automation to discover hybrid, multicloud environments, dynamically instruments applications, and consistently learns and updates without human scripting and user configuration. Our Smartscape® technology continuously updates topological dependencies as the application or operating environment evolves, providing the Dynatrace platform with a representation of relationships between all elements within an environment. We believe this is especially critical during business-impacting threats or incidents. AppEngine and AutomationEngine enable our customers to create custom automations of workflows and processes. Our focus on agentic AI is expected to increase the level and types of automation within the Dynatrace platform.

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
•reduce operating costs; and
•mitigate risk.
The Dynatrace Platform
The Dynatrace platform comprises several solutions, including the following:
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
•AI Observability provides observability to improve the performance, resilience, explainability, and compliance of generative AI applications, large language models (LLMs), and agentic systems.
•Digital Experience allows customers to monitor user experiences across channels with real-user and synthetic monitoring and session replays and encompasses mobile and web applications.
•Log Analytics provide a unified approach to unlock the value of log data in the Dynatrace platform and can be developed for different use cases with enterprise-grade extensibility and customization.
•Application Security automatically and continuously detects runtime vulnerabilities in applications, libraries, and code. It also provides near real-time detection and blocking to help protect against third-party cyber-attacks that can exploit critical vulnerabilities.
•Threat Observability enables AI and runtime-enhanced detection, investigation, and response to cybersecurity events.
•Software Delivery leverages observability and security data to drive workflow automations created with a visual workflow creator or automation-as-code.
•Business Analytics unify data flowing through the Dynatrace platform to provide precise, near real-time answers that enable teams to understand how the performance of their digital services affects critical key performance indicators and provides insights to improve user experiences.
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
•Receive answer-centric insights and automation with AI. Davis, our AI engine at the core of the platform, combines causal, predictive, and generative AI to deliver answers, insights, automation, and recommendations, and detect, identify, remediate, and prevent issues. Davis CoPilot democratizes use of the Dynatrace platform to more of our customers’ teams by enabling interaction in natural language to tap into the full power of the platform.
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
Dynatrace Deployment and Operations
Dynatrace provides out-of-the-box configuration for the leading cloud platforms, such as AWS, Azure, GCP, Red Hat OpenShift, and SAP, the leading AI and agentic AI frameworks and platforms, as well as Kubernetes and coverage for traditional on-premises systems, including mainframe and monolithic applications in a single, easy-to-use, intelligent platform.
The majority of our customers deploy Dynatrace as a Software-as-a-Service (“SaaS”) solution to get the latest Dynatrace features and updates with greatly reduced administrative effort. Our SaaS solution provides customers with the ability to scale up and down rapidly, without having to purchase, provision, and manage their hardware. We also provide options to deploy our platform in customer-provisioned infrastructure, which we call Dynatrace Managed. This offering allows customers the flexibility to maintain control of the environment where their data resides, whether in the cloud or on-premises, combining the simplicity of SaaS with the ability to adhere to their own data security and sovereignty requirements. We automatically upgrade all Dynatrace instances and offer on-premises cluster customers auto-deployment options that suit their specific enterprise management processes.
The Dynatrace Platform Subscription (“DPS”) licensing model provides customers with a flexible, scalable, and transparent subscription for the modern cloud. Under the DPS licensing model, a customer makes a minimum annual spend commitment at the platform level and then consumes that commitment based on actual usage and a straightforward rate card. Any platform capability can be used in any quantity at any time based on the customer’s evolving needs. If a customer consumes more than their minimum annual spend commitment, they are not charged a penalty-style overage and they can continue to use the platform on an on-demand basis, billed monthly at the same rates as pre-paid consumption. Customers can alternatively increase their commitment spend to attain a higher discount. Existing Dynatrace customers can also license individual capabilities in a subscription model. Through a suite of tools in the Dynatrace Account Management portal, we provide customers with a near real-time view of licensed product consumption, with historical analysis at the daily or hourly level. In addition to raw data, these tools also provide customers with forecasting, alerting, and drilldowns that provide insights into their usage patterns.
Customers
As of March 31, 2025, we had approximately 4,100 customers in over 105 countries. Our customers reflect diverse industries including, but not limited to, banking and financial services, government, insurance, retail and wholesale, transportation, and software. For the year ended March 31, 2025, one channel partner accounted for 10% of revenue. No channel partners accounted for more than 10% of revenue for the years ended March 31, 2024 and 2023. There were no end-customers who represented more than 10% of revenue for the years ended March 31, 2025, 2024, and 2023.
Research and Development
We have a strong research and development organization that is responsible for designing, developing, testing, and operating all aspects of our offerings, including addressing new use cases, adding new innovative capabilities, extending the scale and scope of our technology, and embracing modern cloud and AI technologies while maintaining high quality.
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
Our partner network includes:
•Global system integrators. We work closely with a number of strategic GSIs, including Accenture, Atos, Deloitte, DXC, and Kyndryl, to help customers digitally transform their businesses and reduce cloud complexity. We continue to see a robust technical readiness investment from our key strategic GSIs resulting in hundreds of individuals trained or certified on the Dynatrace platform. In addition, we continue to foster relationships with a network of regional systems integrators, including Ahead, Computacenter, Trace3, and World Wide Technology, that help joint customers integrate our offerings into their multicloud ecosystems. These partners extend our scale and reach and collaborate with our direct sales teams, bringing domain expertise in technologies and industries along with additional offerings powered by Dynatrace.
•Cloud providers. We work with the major cloud providers to increase awareness of our offerings and make it easy for customers to access our software. Our software is developed to run in and integrate with leading cloud providers, such as AWS, Azure, and GCP. Our customers are also able to procure our software through leading marketplaces, such as AWS, Azure, SAP, and Google.
•Resellers. Our resellers market, sell and deliver our offerings throughout the world. Our resellers often have a dedicated practice around observability. In addition, our resellers provide a go-to-market channel in countries and regions where we do not have a direct presence.
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
Our Growth Strategy
Key elements of our growth strategy include:
Extend our technology and market leadership position. We intend to maintain our position as a leading AI-powered observability platform through increased investment in research and development, and innovation. We plan to expand the functionality of our end-to-end Dynatrace platform and invest in capabilities that address new market opportunities. For example, in fiscal 2026, we believe we are well positioned to grow our next generation log analytics offering, which integrates logs, traces, metrics, and other core observability and security data types into a single platform, providing customers with greater value than legacy log management solutions that are viewed as too expensive, providing too little value, or largely operating independently from existing monitoring tools. We also plan to evolve our AI capabilities to drive differentiation, with a focus on evolving into an agentic AI platform that can act autonomously to make decisions and take actions without human intervention. We believe this strategy will enable new growth opportunities and allow us to deliver differentiated high-value outcomes to our customers.
Expand and strengthen our relationships with existing customers. We plan to establish new and deeper relationships within our existing customers’ organizations and expand the breadth of our platform capabilities to provide for expansion opportunities. In addition, we believe the ease of implementation of Dynatrace provides us with the opportunity to expand adoption within our existing enterprise customers, across new customer applications, with cloud-native and development teams, and into additional business units or divisions. We also believe that our DPS licensing model will drive broader consumption of the Dynatrace platform and further expansion opportunities for customers that prefer the flexibility and predictability of pricing under that model. Over 40% of our customer base and more than 60% of our annual recurring revenue (“ARR”) leveraged this flexible, scalable, and transparent subscription approach for the fiscal year ended March 31, 2025. With access to the full Dynatrace platform, DPS customers are able to adopt Dynatrace more broadly across their IT environments, which can lead to increased consumption.
Grow our customer base. We intend to drive new customer growth through ongoing investments in our go-to-market strategy focused on customer segmentation, partner enablement, and continuing to expand our sales motion beyond application performance to include end-to-end observability, tool consolidation, and cloud modernization. We are focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion and more complex IT ecosystems and cloud environments. At the start of our fiscal 2025, we increased the focus of our sales force on the largest 500 global companies and strategic enterprise accounts. In addition, we plan to expand our reach internationally to what we believe are large, mostly untapped, markets for our company, while leveraging our sector specialization globally.
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
IP
We rely on a combination of patent, copyright, trademark, trade dress, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 31, 2025, we had 161 issued patents, 94 of which are U.S. patents, and 82 pending applications, of which 48 are U.S. applications. Our issued patents expire at various dates through July 2043.
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

We enter into agreements with our employees, contractors, customers, partners, and other parties with which we do business to limit access to and disclosure of our confidential and proprietary information. See the “Risk Factors” section of this Annual Report for a discussion of risks related to our IP.
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
•product features, functionality, and reliability;
•AI capabilities;
•automation;
•ease and cost of deployment, use, and maintenance;
•deployment options and flexibility;
•customer, technology, and platform support;
•ability to easily integrate with customers’ software application and IT infrastructure environments;
•the quality of data collection and correlation;
•interoperability and ease of integration;
•pricing (including ease of pricing) and perceived value of offerings; and
•brand recognition.
We compete either directly or indirectly with infrastructure monitoring vendors, APM vendors, log management vendors, digital experience monitoring (“DEM”) vendors, security vendors, open source and commercial open source vendors, point solutions from public cloud providers, and IT operations management and business intelligence providers with offerings that cover some portion of the capabilities that we provide. Our principal competitors include Cisco (which includes AppDynamics and Splunk), Datadog, Elastic, and New Relic.
We also face potential competition from vendors in adjacent markets that may offer capabilities that overlap with ours. We may also face competition from companies entering our market, including large technology companies that could expand their platforms or acquire one of our competitors. See the “Risk Factors” section of this Annual Report for a discussion of risks related to competition.
Sustainability
Overview

We believe that focusing on sustainability is part of our responsibility as a global company. We group our material sustainability topics into three key pillars: sustaining our environment; people, culture, and community; and governance and ethics. With these topics at the forefront, we have embedded our sustainability strategy in our business priorities, mission, purpose, vision, and values. Our people, culture, and community pillar includes human capital management, which we discuss in more detail below.

During our fiscal 2025, we continued to develop and implement programs that drive progress on our sustainability initiatives, which we shared in our annual Sustainability Report in December 2024. A copy of our most recent Sustainability Report is posted on our website at www.dynatrace.com/company/sustainability/. The contents of our Sustainability Reports are not incorporated into this Annual Report and inclusion of the website address above is an inactive textual reference only.

Human Capital Management

Our company’s vitality is fueled by our employees (who we call “Dynatracers”) who represent the more than 35 countries in which we operate. In fiscal 2025, we continued to transform our people, culture, and community initiatives while expanding our global footprint and focusing on long-term growth. Our most senior leaders, including our Chief Executive Officer and Chief People Officer, are visible and engaged advocates of our human capital management strategy and continued to discuss various human capital-related topics with our Board of Directors throughout the fiscal year.

For several years, third party organizations have recognized Dynatrace as an employer of choice around the globe. As of March 31, 2025, we had approximately 5,200 employees, approximately 32% of whom were located in the United States, and approximately 27% of whom were located in Austria. None of our employees are represented by a labor union and some of our employees outside of the United States are represented by a works council. We have not experienced any work stoppages due to labor disputes. We believe that our relations with our employees and works councils are strong.

We have prioritized a number of initiatives as part of our human capital management strategy. These initiatives include: (1) inspiring employee engagement; (2) driving career growth and leadership development; (3) attracting and retaining the right talent; and (4) supporting an inclusive environment.

Inspiring employee engagement – The Dynatrace Work Model, which has hybrid and remote options, is designed to support increased connection and collaboration, driving cultural vibrancy and supporting innovation, all while enabling a flexible work approach. We continually evaluate this model to balance these objectives. For our Dynatrace-operated offices, our goal is to create dynamic and inclusive environments that foster positive experiences. We use global surveys periodically to assess employee engagement and the results provide us with insights regarding specific focus areas.

Driving career growth and leadership development – We utilize a Global Career Framework to align roles across Dynatrace and provide visibility into career paths. This framework helps Dynatracers pinpoint their current positions, navigate potential advancement opportunities, and identify possibilities for internal job changes. We also offer a Performance Enablement program to help strengthen the growth and development of our employees. This experience includes goal setting, coaching, feedback conversations, and a collaborative year-end review. We also embrace a culture of continuous learning and offer various programs in this area.

Attracting and retaining the right talent – In today’s competitive landscape, we believe one of the keys to sustaining growth and innovation is a continuous focus on attracting and retaining the right talent to meet our business needs. We value the health and well-being of our employees and we provide resources to Dynatracers that are focused on this area. Our compensation program is designed to attract, reward, and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals, and create long-term value for our stockholders.

Supporting an inclusive environment - We pride ourselves on providing a culture that empowers our employees, fosters inclusion across the entire career experience, and services the communities that we impact. Our presence and talent across more than 35 countries provides us with valuable insights into the experiences and perspectives of different communities around the globe.

Corporate Information

Our principal executive offices are located at 1601 Trapelo Road, Suite 116, Waltham, Massachusetts 02451 and our telephone number is (781) 530-1000. In July 2025, we plan to relocate our principal executive offices to 280 Congress Street, Boston, Massachusetts 02210, as discussed in Part I, Item 2 of this Annual Report. Our website is www.dynatrace.com and our Investor Relations website is https://ir.dynatrace.com. Information contained on, or that can be accessed through, our websites is not incorporated by reference into this Annual Report and should not be considered to be part of this Annual Report, and inclusions of our website addresses in this Annual Report are inactive textual references only.
The Dynatrace design logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report are the property of Dynatrace LLC. This Annual Report includes our trademarks and trade names, including, without limitation, Dynatrace, OneAgent®, Smartscape®, PurePath®, Davis® and GrailTM which are our property and are protected under applicable IP laws. Other trademarks and trade names referred to in this Annual Report are the property of their respective owners.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including amendments and exhibits to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Investor Relations section of our website at https://ir.dynatrace.com as soon as reasonably practicable after we file or furnish such material with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains our SEC filings and other information regarding us and other companies that file materials with the SEC electronically.
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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 19%, 23%, and 25% in the years ended March 31, 2025, 2024, and 2023, respectively, compared to the prior year. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
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
•our ability to hire and retain sufficient numbers of sales and marketing, research and development, and general and administrative personnel; and
•our ability to expand into new geographies and markets, including the application security and logs markets, and expand our global operations.
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
•our ability to expand into new geographies and markets, including the application security and logs markets;
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
•general economic, industry, and market conditions, both domestically and in our foreign markets, including regional or geopolitical conflicts, potential changes in the U.S. and foreign laws and regulations on international trade (e.g., export controls, import tariffs and trade agreements), or other disruptions to commerce;
•the U.S. federal government cancelling, consolidating, or not awarding contracts to us or our customers or suppliers;
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

Market adoption of the solutions that we offer may not grow as we expect, which may harm our business and prospects.
We believe our future success will depend in large part on the growth, if any, in the demand for observability and related solutions that utilize analytics and AI at their core, particularly the demand for enterprise-wide solutions and our ability to provide solutions that meet such ever-evolving needs. We currently target the markets for infrastructure observability, application observability, AI observability, digital experience, log analytics, application security, threat observability, software delivery, and business analytics. It is difficult to predict customer demand, adoption, churn, and renewal rates for our new and existing solutions, the rate at which existing customers expand their usage of our solutions, and the size and growth rate of the market for our solutions. Expansion in our addressable market depends on a number of factors, including the continued and growing reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased use of microservices and containers, as well as the continued proliferation of mobile applications, large data sets, cloud computing, and the Internet of Things. If our solutions do not achieve widespread adoption, we are not able to develop new solutions that meet customer needs, or there is a reduction in demand for observability and related solutions generally, it could result in reduced customer purchases, reduced renewal rates, and decreased revenue, any of which will adversely affect our business, operating results, and financial condition.

Our business is dependent on overall demand for observability and related solutions and therefore reduced spending on those solutions or overall adverse economic conditions may negatively affect our business, operating results, and financial condition.
Our business depends on the overall demand for observability and related solutions, particularly demand from mid- to large-sized accounts worldwide, and the purchase of our solutions by such organizations is often discretionary. Over the last year, we have observed global economic uncertainty at times as well as lengthening sales cycles. In an economic downturn or during periods of economic or political instability, we believe that our customers or prospects may reduce their operating or IT budgets, which could cause them to defer or forego purchases of observability and related solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating their vendor contracts or renewals, such as contracts with us. To the extent purchases of observability and related solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak or turbulent global economic conditions or a reduction in observability and related spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals, and lower revenue. Moreover, any potential U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, a potential U.S. sovereign default, and changes in laws, regulations, or policies, such as the introduction of tariffs, have and may continue to increase uncertainty and volatility in the global economy and financial markets. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business, operating results, and financial condition.

As the market for observability and related solutions continues to develop, trends in spending remain unpredictable and subject to reductions due to the changing technology environment and customer needs as well as uncertainties about the future.

If we fail to innovate and do not continue to develop and effectively market solutions that anticipate and respond to the needs of our customers, our business, operating results, and financial condition may suffer.

The markets for observability and related solutions are characterized by constant change and innovation, and we expect them to continue to rapidly evolve. Moreover, many of our customers operate in industries characterized by changing technologies and business models, which require them to develop and manage increasingly complex software application and IT infrastructure environments. Our future success, if any, will be based on our ability to consistently provide our customers with an end-to-end, near real-time view into the performance of their software applications and IT infrastructure, provide notification and prioritization of degradations and failures, perform root cause analysis of performance issues, and analyze the quality of their end users’ experiences and the resulting impact on their businesses and brands. If we do not respond to the rapidly changing needs of our customers by developing and making available new solutions and solution enhancements that can address evolving customer needs on a timely basis, our competitive position and business prospects will be harmed, and our revenue growth and margins could decline.

In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. For example, we have made significant investments in our application security offering and in developing our GrailTM core technology, AutomationEngine, and AppEngine. We also expanded our Davis® AI engine to create the observability industry’s first solution that converged fact-based, causal and predictive AI insights with new generative AI capabilities. We also plan to evolve our AI capabilities to drive differentiation, with a focus on evolving into an agentic AI platform that can act autonomously to make decisions and take actions without human intervention.
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

In addition to developing new solutions or solution enhancements using internal resources, we may acquire technologies from a third party, or acquire another company. Any acquisition of this type could be unsuccessful for a variety of reasons, require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations. For a description of some of the risks related to potential acquisitions, please see the risk below entitled “We may acquire other businesses, products, or technologies in the future which could require significant management attention, disrupt our business or result in operating difficulties, dilute stockholder value, and adversely affect our results of operations.”

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
To continue to grow our business, we need to attract new customers and increase deployment, usage, and consumption of our solutions by existing customers. Our success in attracting new customers and expanding our relationships with existing customers depends on numerous factors, including our ability to:
•offer a compelling, end-to-end platform that combines broad and deep observability, continuous runtime application security, and advanced AI to support IT operations, development, security, business, and executive teams;
•design and execute our sales and marketing strategy;
•effectively identify, attract, onboard, train, develop, motivate, and retain new sales, marketing, professional services, and support personnel in the markets we pursue;
•develop or expand relationships with technology partners, systems integrators, resellers, online marketplaces, and other partners, including strategic alliances and cloud-focused partnerships with GSIs, including Accenture, Atos, Deloitte, DXC, and Kyndryl, and hyperscalers such as AWS, GCP, Azure, and others, some of which may also compete with us;

•expand into new geographies and markets, including the business intelligence and data analytics market;
•deploy our platform and solutions for new customers; and
•provide quality customer support and professional services.
Our customers have no obligation to renew their agreements, and our customers may decide not to renew these agreements with a similar contract period, at the same prices and terms or with the same or a greater number of licenses. Although our customer retention rate has historically been strong, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention, churn and expansion rates. Our customer retention and expansion rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform, our customer support and professional services, changes to our go-to-market strategy, our prices and pricing plans, the competitiveness of other software products and services, reductions in our customers’ spending levels, customer concerns about macroeconomic trends, user adoption of our solutions, deployment success, utilization rates by our customers, new product releases and changes to our product offerings. For example, when we updated our go-to-market strategy during our fiscal year 2025, more than 30% of our customer accounts transitioned to new sales representatives. It is difficult to predict whether these changes will achieve their desired effects and a negative impact on retention and other results is possible. If our customers do not renew their agreements, or renew on less favorable terms, our business, financial condition, and operating results may be adversely affected.

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
Additionally, in certain circumstances, and particularly among large technology companies that have complex and large software application and IT infrastructure environments, customers may elect to build in-house solutions to address their observability and related needs. Any such in-house solutions could leverage open source software, and therefore be made generally available at little or no cost.

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
As the market for our solutions matures, or as new or existing competitors introduce new products, offerings, or services that compete with ours, or if tariffs or tax changes increase the effective price that customers pay for our solutions, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our current pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model or reduce our prices, which could harm our revenue, gross margin, and operating results. Pricing decisions may also impact the mix of adoption among our licensing and subscription models, and negatively impact our overall revenue. Moreover, large global accounts, which we expect will account for a large portion of our business in the future, may demand substantial price concessions. If we are, for any reason, required to reduce our prices, our revenue, gross margin, profitability, financial position, and cash flow may be adversely affected.

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
In addition to our sales force, we rely on partners, including our strategic partners, to increase our sales and distribution of our software and services. We also have independent software vendor partners whose integrations may increase the breadth of the ecosystem in which our solutions can operate, and the size of the market that our solutions can address. We also have partnerships with GSIs, including Accenture, Atos, Deloitte, DXC, and Kyndryl, and hyperscalers such as AWS, GCP, and Azure, on which many of our customers depend, and through which our customers may be able to procure and deploy our solutions. We are dependent on these partner relationships to contribute to enabling our sales growth. We expect that our future growth will be increasingly dependent on the success of our partners and our partner relationships, and if those partnerships do not provide such benefits, our ability to grow our business will be harmed. If we are unable to scale our partner relationships effectively, or if our partners are unable to serve our customers effectively, we may need to expand our services organization, which could adversely affect our results of operations.

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

The successful promotion of the Dynatrace brand and the market’s awareness of our solutions and platform will depend largely upon our ability to continue to offer and market enterprise-grade observability and related solutions, share our thought leadership, and continue to differentiate our solutions successfully from those of our competitors. We have invested, and expect to continue to invest, substantial resources to promote and maintain our brand and generate sales leads, both in the United States and internationally, but there is no guarantee that our awareness strategies will enhance the recognition of our brand or lead to increased sales. If our efforts to promote and maintain our brand are not cost effective or successful, our operating results and our ability to attract and retain customers, partners, and employees may be adversely affected. In addition, even if our brand recognition and customer loyalty increase, this may not result in increased sales of our solutions or higher revenue.

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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In the last two years, we hired a new Chief Customer Officer, Chief Revenue Officer, Chief Marketing Officer, and various new sales and marketing leaders in their organizations, among other leadership changes.

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
Our success largely depends on the talents and efforts of key technical, sales, and marketing employees and our future success depends on our continuing ability to efficiently and effectively identify, hire, onboard, train, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry is intense, and can lead to increased compensation and other personnel costs. In addition, competition for employees with experience in our industry can be intense, particularly in Europe, where our research and development operations are concentrated and where other technology companies compete for management and engineering talent. Our continued ability to compete and grow effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees.

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
We believe that a critical component to our success has been a focus on maintaining an entrepreneurial and innovative corporate culture. We believe our culture has contributed significantly to our abilities to innovate and develop new technologies and attract and retain employees. We have spent substantial time and resources in building our team while maintaining this corporate culture. Over our last two fiscal years, our total employee headcount as of March 31, 2025 increased approximately 24% compared to our total headcount as of March 31, 2023 and we also expanded our international employee presence. The addition of new employees from different business backgrounds in different geographic locations, and the significant number of employees who work either on a hybrid or remote basis may make it difficult for us to maintain our corporate culture. If our culture is negatively affected, our ability to support our growth and innovation may diminish.

Our Credit Facility contains restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
We have access to a Credit Facility in the aggregate amount of $400.0 million. As of March 31, 2025, we had $399.2 million available under the Credit Facility with $0.8 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods, and the applicable interest rates and fee margins, which vary based on prescribed formulas. The Credit Facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our Credit Facility remains outstanding.

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
We have in the past been, and may in the future be, the target and victim of cybersecurity attacks, including email phishing and other types of attacks. In general, security incidents, breaches, and compromises have increased in sophistication and have become more prevalent across industries and may occur on our systems; on the systems of third parties that we use to host our solutions or SaaS solutions that we use in the operation of our business; on the systems or libraries of third parties that we use to develop our products; or on third-party hosting platforms on which our customers host their systems. These security incidents or compromises may be caused by, or result in, but are not limited to, security breaches, computer malware or malicious software, ransomware, phishing attacks, computer hacking, denial of service attacks, security system control failures in our own systems or vendor systems that we or our customers use, software vulnerabilities, social engineering, sabotage, malicious downloads, and the errors or malfeasance of our own or our customers’ or vendors’ employees. Although we have taken significant measures to detect, effectively remediate, and prevent future phishing and other attacks and security threats, we cannot be certain that our efforts will be effective to prevent and remediate all attacks and security threats. As a result, unauthorized access to, security breaches, incidents, or compromises of, or denial-of-service attacks against our platform could result in the unauthorized access to, or use of, and/or loss of, our data, as well as loss of IP, customer data, employee data, trade secrets, or other confidential or proprietary information. In particular, because we utilize a multi-tenant platform for our SaaS solution, any security breach, incident, or compromise could potentially affect a significant amount of our customers.

The consequences of a security breach, incident, or compromise may be more severe if customers have chosen to configure our platform to collect and store confidential, personal, sensitive, or proprietary information. Our customers determine, through their configuration, the nature of the customer data processed by Dynatrace, and accordingly the content of the notices that they provide to data subjects as well as the consents that they obtain, if they do, in fact, obtain consent. As such, our risks are also affected by how our customers obtain consent or provide transparency to the individuals whose data is provided by the customer to Dynatrace. If our customers fail to comply with applicable law or fail to provide adequate notice or to obtain consent, we could be exposed to a risk of loss, litigation, or regulatory action, and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired.

We and certain of our service providers have experienced and may in the future experience disruptions, outages, and other performance problems on our internal systems due to service attacks, unauthorized access, or other security related incidents or compromises affecting personal information. Any security breach, incident, or compromise or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification, or corruption of data, software, hardware or other computer equipment and the transmission of computer malware could harm our business, operating results, and financial condition, and expose us to claims arising from loss or unauthorized disclosure of confidential or personal information or data and the related breach of our contracts with customers or others, or of privacy or data security laws. If an actual or perceived security incident, breach, or compromise occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines, including fines assessed under the European General Data Protection Regulation (“GDPR”) or other privacy laws, private lawsuits, and changed security control, system architecture, and system protection measures.
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

Because data security is a critical competitive factor in our industry, we make statements in our privacy policies, our online product documentation, and in our marketing materials describing the security of our platform, including descriptions of certain security measures we employ or security features embedded within our offerings. In addition, our customer contracts include commitments related to security measures and data protection. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, or if any of these security measures or features prove to be ineffective or are perceived to be ineffective, we may face claims (including claims of unfair or deceptive trade practices or breach of regulations, including GDPR) brought by the U.S. Federal Trade Commission, state, local, or foreign regulators (e.g., a European Union-based data protection authority) or private litigants, and breach of contract.

While we believe that we maintain a sufficient amount of insurance to cover certain risks and incidents related to data security, our insurance coverage may not always cover all costs or losses. In addition, we cannot be certain that sufficient insurance will continue to be available to us on commercially acceptable terms in the future. Any large, successful claim that exceeds our insurance coverage or any changes in insurance availability and requirements could have a material adverse impact on our financial condition and reputation.

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

Furthermore, third parties that bring allegations against us may have the capability to dedicate substantially greater resources to enforce their IP rights and to defend against similar allegations that may be brought against them than we do. We have received, and may in the future receive, notices alleging that we have misappropriated, misused, or infringed other parties’ IP rights, including allegations made by our competitors, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of IP infringement assertions. There also is a market for acquiring third-party IP rights and a competitor, or other entity, could acquire third-party IP rights and pursue similar assertions based on the acquired IP. They may also make such assertions against our customers or partners.

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
The success of our business depends on our ability to protect and enforce our proprietary rights, including our patents, trademarks, copyrights, trade secrets, and other IP rights, throughout the world. We attempt to protect our IP under patent, trademark, copyright, and trade secret laws, and through a combination of confidentiality procedures, contractual provisions, internal policies and other methods, all of which offer only limited protection. However, the steps we take to protect our IP may be inadequate. We will not be able to protect our IP if we are unable to secure or enforce our rights or if we do not detect unauthorized use of our IP. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products, offerings, and services that compete with ours. In the past, we have been made aware of public postings of portions of our source code. It is possible that released source code could reveal some of our trade secrets, create security risks, and impact our competitive advantage. Some license provisions protecting against unauthorized use, copying, transfer, reverse engineering, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and in some countries, there may not be sufficient legal processes available to us, in a timely fashion or at all, to enable us to effectively protect our IP. In expanding our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase. In addition, the use of other companies’ generative AI tools by our employees or contractors in a manner that violates our internal policies may compromise some of our proprietary or IP rights.

The process of obtaining patent protection is expensive and time consuming, and we may not be able to successfully prosecute patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, or that our issued patents and other IP rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Moreover, policing unauthorized use of our technologies, solutions and IP is difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of IP rights as those in the United States and where mechanisms for enforcement of IP rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies, or IP rights.

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

•In the United States, state legislatures continue to propose and pass comprehensive privacy legislation, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act, gives California residents rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, and in some states, efforts to pass comprehensive privacy laws have been successful. To date, numerous other states have enacted laws that impose privacy obligations that are similar to the CCPA and we also anticipate that more states will pass similar legislation. The existence of comprehensive privacy laws in different states in the country will add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
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
◦Many jurisdictions outside of Europe where we do business directly or through resellers today and may seek to expand our business in the future, are also considering or have enacted comprehensive data protection legislation, cybersecurity legislation, or both. These include Australia, Brazil, China, Japan, Mexico, Saudi Arabia, Singapore, and United Arab Emirates.

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
•Current or future laws, regulations, and ethical considerations related to the use of AI technology may impact our ability to provide insights from data and use certain data to develop our offerings. Our company has significant experience with AI and we have incorporated it within our offerings for several years. While we focus on using AI in a responsible, ethical, and legal manner, our use of AI and the impact of laws, regulations, and ethical considerations for AI generally, and as they apply to our customers, may also require us to develop new or different systems and processes to test for accuracy, bias, and other variables and could increase our burden and cost of research and development in this area. The use of certain AI technology can give rise to IP risks, including compromises to proprietary IP and IP infringement. Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and IP. These factors may also impose burdensome and costly requirements on our ability and our customers’ ability to utilize data in innovative ways. For example, the EU has adopted the AI Act and in the United States, new AI-related laws and rulemakings are underway or being proposed at the federal, state, and local levels. AI is evolving rapidly and if our use of AI and data were to draw controversy, it could harm our reputation and give rise to legal or regulatory action.

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

The amount of taxes that we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and in determining the realizability of tax attributes such as foreign tax credits and domestic deferred tax assets. For example, during the year ended March 31, 2025, we completed an intra-entity asset transfer of the global economic rights of our IP to Switzerland which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $320.9 million (as discussed in Note 9 to our consolidated financial statements and the “Management’s Discussion and Analysis” section included elsewhere in this Annual Report). From time to time, we are subject to regular tax audits, examinations, and reviews in the ordinary course of business. While we believe that our tax estimates, assumptions, and judgments are reasonable and we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation and require us to pay additional taxes. If any amounts that we ultimately pay to a tax authority differ materially from amounts that we previously recorded or if we experience any unanticipated tax consequences, it could negatively affect our financial results and operations for the period at issue and on an ongoing basis.

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

The Organization for Economic Cooperation and Development reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. For fiscal year 2025, we expect to meet the Transitional Country-by-Country (“CbCR”) Safe Harbor rules for most, if not all, the jurisdictions that have adopted the rules. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.

We are subject to a number of risks associated with global sales and operations.
Revenue from customers located outside of the United States represented 42% of our total revenue for the fiscal year ended March 31, 2025. As of March 31, 2025, approximately 68% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical disruption, have and may continue to result in extreme volatility in credit, equity, and foreign currency markets. These conditions, including changes in inflationary pressures, increased tariffs, rising interest rates, lower consumer confidence or uneven or lower spending, volatile capital markets, financial and credit market fluctuations, trade wars or trade conflicts, political turmoil, natural catastrophes, epidemics, warfare (including the ongoing conflicts in Ukraine, and in Israel and surrounding areas), and terrorist attacks on the United States or elsewhere, may also adversely affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles, which would adversely affect our overall pipeline as well as our revenue growth expectations. For example, we have seen lengthening sales cycles, which may affect our future revenues and results of operations. In addition, increased economic uncertainty in the United States and abroad could lead to periods of economic slowdown or recession, continued inflation and higher interest rates, and the occurrence of such events, or public perception that any of these events may occur, could result in a general decrease in spending on technology or other business interruptions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within the technology industry. If macroeconomic or geopolitical conditions deteriorate or if the pace of recovery slows or is uneven, our overall results of operations could be adversely affected.

We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in the European credit, equity, and foreign currency markets or geopolitical disruptions (including ongoing conflicts in Ukraine, and in Israel and surrounding areas) could cause delays in or cancellations of orders or have other negative impacts on our business operations in Europe (where a significant amount of our research and development operations are concentrated) and other regions throughout the world. If tensions between the United States, members of NATO and other countries continue to escalate and create global security concerns, it may result in an increased adverse impact on regional and global economies and increase the likelihood of cyber-attacks. Increased tariff rates could adversely affect our customers’ and suppliers’ businesses and in turn impact our business, while the imposition of taxes that target U.S. service providers such as us could directly increase the prices that our customers pay and adversely affect our business. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition. In addition, changes or uncertainties in U.S. trade policies toward foreign countries could create unfavorable economic conditions that may adversely affect our operations and growth.

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
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. Thus, substantially all of the revenue that we report in each quarter from the Dynatrace platform is derived from the recognition of revenue relating to contracts entered into during previous quarters. For the three months ended March 31, 2025, revenue recognized from deferred revenue at the beginning of the period was $351.9 million. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.

Our revenue recognition policy and other factors may distort our financial results in any given period and make them difficult to predict.

Under accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our subscription revenue consists of (i) SaaS agreements, (ii) term-based licenses for the Dynatrace platform which are recognized ratably over the contract term, and (iiii) maintenance and support agreements. A significant increase or decline in our subscription contracts in any one quarter may not be fully reflected in the results for that quarter, but will affect our revenue in future quarters.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition” included in Part II, Item 7 of this Annual Report.

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
We sell our solutions to U.S. federal and state and foreign governmental agency customers, often through our distributors and resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks, including constraints on the budgetary process, including changes in the policies and priorities of the particular government, such as the newly formed Department of Government Efficiency (“DOGE”) to reform federal government processes and reduce government expenditures, continuing resolutions, adherence to government audit and certification requirements, debt ceiling disruptions, deficit-reduction legislation, and any shutdown or default of the particular government. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Government demand and payment for our solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business including business with governmental agencies across the country involved. Government entities, including DOGE, may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience, non-appropriation, or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.

We may acquire other businesses, products, or technologies in the future which could require significant management attention, disrupt our business or result in operating difficulties, dilute stockholder value, and adversely affect our results of operations.
Our growth depends upon our ability to enhance our existing offerings and our ability to introduce new offerings on a timely basis. We intend to continue to address the need to develop new offerings and enhance existing offerings both through internal research and development, and also through the acquisition of other companies, product lines, technologies, and personnel. In the last two fiscal years, we have closed a small number of acquisitions. We expect to continue to consider and evaluate a wide array of potential acquisitions as part of our overall business strategy, including, but not limited to, acquisitions of certain businesses, technologies, services, products, and other assets and revenue streams. At any given time, we may be engaged in discussions or negotiations with respect to one or more acquisitions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable acquisition opportunities, and we may not be able to complete such acquisitions on favorable terms. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors, and could be disruptive to our operations.

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
Our business is subject to regulation by various U.S. federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, AI, privacy, cybersecurity and data protection laws, anti-bribery laws, trade controls, public procurement regulations and guidelines, federal securities laws, and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. In addition, as we expand our business into new jurisdictions, as we serve customers in certain regulated industries, and as these laws and regulations are subject to change over time, we must continue to monitor and dedicate resources to ensure continued compliance. We also anticipate continued changes in the laws and regulations governing cybersecurity controls and processes, data governance, trade controls, and the use of AI. For example, the European Union’s Digital Operational Resilience Act (DORA), which aims to enhance digital resilience of financial entities against cyber threats and operational disruptions, became effective on January 17, 2025. Non-compliance with applicable regulations or requirements could subject us to litigation, investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition. Changes in cybersecurity, data governance, trade, and AI regulation, as well as geopolitical tensions, could increase our cost of doing business, for example, by requiring breach or vulnerability notifications or increased restrictions on trade, or requiring that data be retained, accessed, and viewed only within specific jurisdictional locations.

We are subject to governmental export, import, and sanctions controls that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.
Our solutions are subject to export control and economic sanctions laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security and the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports, re-exports, and transfers of our software and services, and the transfer or release of our proprietary technology must be made in compliance with these laws and regulations. Obtaining the necessary authorizations, including any required license for a particular sale, may be time consuming, is not guaranteed and may result in the delay or loss of sales opportunities.

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

Even though we take precautions to prevent our solutions from being provided to restricted countries or persons, our solutions could be provided to those targets by our resellers or customers despite such precautions, and our customers may choose to host their systems including the Dynatrace platform using a hosting vendor that is a restricted person. The decreased use of our solutions or limitation on our ability to export or sell our solutions could adversely affect our business, while violations of these export and import control and economic sanctions laws and regulations could have negative consequences for us and our personnel, including government investigations, administrative fines, civil and criminal penalties, denial of export privileges, suspension or debarment from government contracts for a time, incarceration, and reputational harm.

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

As we increase our sales and operations outside of the United States and increase our use of third parties, such as partners, resellers, agents and other intermediaries, our risks under these laws increases. Although we take steps to ensure compliance by adopting policies and conducting training, we cannot guarantee that our employees, partners, resellers, agents, or other intermediaries will not engage in prohibited conduct that could render us responsible under these laws. Non-compliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from government contracts for a time, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition, and results of operations.

Risks Related to Our Common Stock

The trading price of our common stock has been, and may continue to be, volatile and you could lose all or part of your investment.
Technology stocks have historically and recently experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through May 20, 2025. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
•regulatory developments in the United States, foreign countries or both, including changes to tariffs or trade agreements;
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for our stockholders or us to sell our stock at a time and price deemed appropriate. For example, one of our historically largest shareholders, the Thoma Bravo Funds, sold approximately 53.4 million shares of our common stock during our fiscal 2024, and an additional approximately 6.5 million shares in the first quarter of our fiscal 2025, bringing their beneficial ownership below 5% of our common stock. Future substantial sales, or the perception that such sales may occur, could make it more difficult for our stockholders or us to sell shares of our common stock in the public market in the future.

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
In May 2024, we announced a share repurchase program under which we are authorized to purchase up to $500.0 million of our common stock from time to time. As of March 31, 2025, a total of $327.4 million remained available for repurchase under the share repurchase program. Our share repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We have dedicated substantial resources to prevent and manage cybersecurity risk. We have administrative, technical, and physical security measures in place, as well as policies and procedures to require third parties to whom we transfer data to implement and maintain appropriate security measures. We proactively employ multiple methods at different layers of our systems which are designed to defend against intrusions and attacks and protect our data. We also consider the threats and challenges that we and other companies face as cybersecurity attacks grow in frequency and complexity.
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
Risk assessment and management - Our corporate and product security professionals assist in managing cybersecurity systems and in preventing, detecting, assessing, and resolving cybersecurity incidents. We build cybersecurity principles into our product development and system design, we have internal and external penetration testers who test our product platform and corporate systems, and we have a bug bounty program that can incentivize external security researchers who help us identify and fix bugs and vulnerabilities before they are exploited. Our internal audit team and our company’s independent auditors periodically assess the effectiveness of certain of our cybersecurity-related controls. From time to time, we also engage external consultants and advisors to perform independent security testing and assessments and to assist with aspects of our cybersecurity program. We also utilize automated technology that alerts our security team of unusual activity in our corporate systems, product platform, and public-facing systems as well as automated security vulnerability scanning for our code base. As part of our processes, we require applicable internal approvals for changes to security-critical aspects of our product platform and services.
Third-party risk management - We assess the cyber risk of potential third-party service vendors, partners, and other service providers. We evaluate third parties before onboarding and periodically afterwards or if we detect a significant change in their cyber risk rating. We also perform security assessments on third-party code libraries before internal use. We categorize third parties in tiers based on the services that they provide to our company, the information and data that they have access to, and our overall assessment of the significance and risk of their operations to Dynatrace. We focus more detailed reviews and more frequent assessments on third parties that are in our highest tier.
Incident response planning - We have an incident response plan that sets forth a structured process and approach for how we assess, respond to, recover from, and remediate cybersecurity incidents. Under the plan, our CISO, the Information Security Office, and any incident response team that may be formed, work with our legal team, our privacy office, and any other applicable internal teams and external resources to address and communicate about incidents to key stakeholders, including the Board and its Cybersecurity Committee. As part of our incident response processes, we maintain disaster recovery plans and we prepare for any required external disclosures or reporting related to cybersecurity incidents. We review and test our incident response plan from time to time through tabletop exercises and other scenario planning to enhance management and Board preparedness in the event of a potential cybersecurity incident and to identify areas of continuous improvement. We believe that our planning and related processes, reviews, and testing help minimize the potential impacts to our company from cybersecurity incidents and help us recover from them as quickly as possible.
Training and education - We require employees and contractors to complete data protection and security awareness training in connection with onboarding and annually thereafter. These trainings cover a wide range of topics, including, but not limited to, ransomware, impersonation attacks, data handling and privacy, fraud, phishing, and identity theft. We conduct phishing simulation tests during the year to educate, train, and assess our employees’ ability to identify malicious emails and employees who do not follow our protocol are provided with additional follow-up training. From time to time, we also require supplemental training depending on an individual’s role or job responsibilities. Our CISO also periodically presents on cybersecurity matters at company-wide meetings and with individual business and corporate functions.
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
The Information Security Office is comprised of professionals who collectively have significant experience in a wide range of cybersecurity matters, including threat assessment and detection, incident response and secure software development, and risk management. The Information Security Office works with Dynatrace’s other business and corporate functions and keeps the CISO informed and updated regarding key cybersecurity-related matters in accordance with our internal reporting processes.
ITEM 2. PROPERTIES
Our corporate headquarters is currently located in Waltham, Massachusetts and consists of approximately 60,000 square feet. We have agreed to terminate this lease, and in July 2025, we plan to relocate our corporate headquarters to Boston, Massachusetts where our office will consist of approximately 25,000 square feet of space under a lease that expires in 2032. Our primary research and development facility is located in Linz, Austria and consists of approximately 93,000 square feet of space under a lease that expires in 2036. In 2026, we plan to expand our Linz campus by an additional 187,000 square feet of space. We also lease other facilities in the United States and internationally, the largest of which in the United States are in Denver, Colorado and Detroit, Michigan, and the largest of which internationally are in Vienna, Austria and Gdansk, Poland. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space to accommodate expansion of our operations.
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
Holders of Record
As of May 20, 2025, there were 27 stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.
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
The performance graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested at the market close on March 31, 2020 in our common stock. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Base Period
	3/31/2020	3/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025
Dynatrace, Inc.	$100.00	$202.35	$197.57	$177.43	$194.80	$197.78
S&P 500	$100.00	$153.71	$175.29	$158.99	$203.30	$217.13
S&P 500 Information Technology	$100.00	$164.81	$197.55	$186.58	$270.16	$284.23
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended March 31, 2025 was as follows (in thousands, except shares and per share data):

Period (1)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Approximate Dollar Value of Shares that may Yet be Purchased Under Plans or Programs(3)
January 1, 2025 - January 31, 2025	192,814	$53.63	192,814	$359,555
February 1, 2025 - February 28, 2025	224,301	60.14	224,301	346,061
March 1, 2025 - March 31, 2025	370,150	50.44	370,150	327,382
Total	787,265	$53.99	787,265
(1) Information is based on trade dates of share repurchase transactions.
(2) Excludes commissions paid and any estimated excise taxes payable on share repurchases.
(3) On May 15, 2024, we announced a share repurchase program for up to $500 million of shares of our common stock. Our share repurchase program does not have a time limit.
For additional information, please see Note 14, Shareholders’ Equity, of the consolidated financial statements in this Annual Report.
ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on March 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Dynatrace is advancing observability for today’s digital businesses, helping to transform the complexity of modern digital ecosystems into powerful business assets. By leveraging AI-powered insights, Dynatrace enables organizations to analyze, automate, and innovate faster to drive their business forward. Our vision is a world where software works perfectly.
The Dynatrace platform combines broad and deep observability, continuous runtime application security, and advanced AI to support IT operations, development, security, business, and executive teams. This comprehensive approach enables organizations to optimize cloud and IT operations, accelerate secure software delivery, and improve digital performance.
Our customer base includes some of the largest global enterprises. These organizations rely on the Dynatrace platform as part of their plans to accelerate the adoption of cloud-native and AI-native initiatives and to address the related challenges of increasing workloads, dynamic environments, and evolving cybersecurity threats. Our ability to provide sophisticated analytics and our advanced automation capabilities support their operational goals in environments characterized by rapid technological changes. Cloud modernization and the dramatic growth in the use of AI have resulted in an explosion of data and a massive increase in its scale and complexity that are untenable for many organizations to manage as they previously did. As a result, we believe the need for comprehensive end-to-end observability, such as the Dynatrace platform, has become mandatory, especially for larger organizations building resiliency into ever more complex environments. We also believe our company has a significant market opportunity based on the technical differentiation of our platform, our ability to integrate successfully into customers’ cloud ecosystems, and the trust that we have built within our customer base and partner ecosystem.
We take Dynatrace to market through a combination of our global direct sales team and a network of partners, including GSIs, cloud providers, resellers and technology alliance partners. We target the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion, which we believe see more value from our integrated full-stack platform.
We generate revenue primarily by selling subscriptions, which we define as SaaS agreements, term-based licenses, and maintenance and support agreements. The majority of our customers deploy Dynatrace as a SaaS solution to get the latest Dynatrace features and updates with greatly reduced administrative effort. We also provide options to deploy our platform in customer-provisioned infrastructure.
The Dynatrace Platform Subscription (“DPS”) licensing model provides customers with a flexible, scalable, and transparent subscription for the modern cloud. Under the DPS licensing model, a customer makes a minimum annual spend commitment at the platform level and then consumes that commitment based on actual usage and a straightforward rate card. Any platform capability can be used in any quantity at any time based on the customer’s evolving needs.
The Dynatrace platform has been commercially available since 2016 and is the primary offering we sell.

Fiscal 2025 Financial Highlights
Our financial highlights for the year ended March 31, 2025 were:
•Our annual recurring revenue (“ARR”) was $1,734 million as of March 31, 2025, which reflected 15% growth year-over-year;
•Our total revenue was $1,699 million, which reflected 19% growth year-over-year;
•Our subscription revenue was $1,622 million, which reflected 19% growth year-over-year;
•We delivered GAAP income from operations of $179 million and non-GAAP income from operations(1) of $494 million; and
•Our net cash provided by operating activities and free cash flow(1) was $459 million and $431 million, respectively.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
•Extend our technology and market leadership position. We intend to maintain our position as a leading AI-powered observability platform through increased investment in research and development, and innovation. We plan to expand the functionality of our end-to-end Dynatrace platform and invest in capabilities that address new market opportunities. For example, in fiscal 2026, we believe we are well positioned to grow our next generation log analytics offering, which integrates logs, traces, metrics, and other core observability and security data types into a single platform, providing customers with greater value than legacy log management solutions that are viewed as too expensive, providing too little value, or largely operating independently from existing monitoring tools. We also plan to evolve our AI capabilities to drive differentiation, with a focus on evolving into an agentic AI platform that can act autonomously to make decisions and take actions without human intervention. We believe this strategy will enable new growth opportunities and allow us to deliver differentiated high-value outcomes to our customers.
•Expand and strengthen our relationships with existing customers. We plan to establish new and deeper relationships within our existing customers’ organizations and expand the breadth of our platform capabilities to provide for expansion opportunities. In addition, we believe the ease of implementation of Dynatrace provides us with the opportunity to expand adoption within our existing enterprise customers, across new customer applications, with cloud-native and development teams, and into additional business units or divisions. We also believe that our DPS licensing model will drive broader consumption of the Dynatrace platform and further expansion opportunities for customers that prefer the flexibility and predictability of pricing under that model. Over 40% of our customer base and more than 60% of our ARR leveraged this flexible, scalable, and transparent subscription approach for the fiscal year ended March 31, 2025. With access to the full Dynatrace platform, DPS customers are able to adopt Dynatrace more broadly across their IT environments, which can lead to increased consumption.
•Grow our customer base. We intend to drive new customer growth through ongoing investments in our go-to-market strategy focused on customer segmentation, partner enablement, and continuing to expand our sales motion beyond application performance to include end-to-end observability, tool consolidation, and cloud modernization. We are focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion and more complex IT ecosystems and cloud environments. At the start of our fiscal 2025, we increased the focus of our sales force on the largest 500 global companies and strategic enterprise accounts. In addition, we plan to expand our reach internationally to what we believe are large, mostly untapped, markets for our company, while leveraging our sector specialization globally.

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
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of March 31,
	2025	2024	2023
	(in thousands, except percentages)
Total ARR	$1,734,164	$1,503,819	$1,246,681
Year-over-year increase	15%	21%	25%
Dollar-based net retention rate	110%	111%	119%

	Fiscal Years Ended March 31,
	2025	2024	2023
	(in thousands)
Non-GAAP income from operations(1)	$493,540	$398,239	$291,791
Free cash flow(1)	430,617	346,382	333,345
(1) Non-GAAP financial measure. For additional information, please see the applicable definitions below and the “Non-GAAP Financial Results” section below for a reconciliation to the most directly comparable GAAP financial measure
ARR: We define ARR as the daily revenue of all subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We exclude from our calculation of ARR any revenues derived from month-to-month agreements and/or product usage overage billings.
Dollar-based net retention rate: We define the dollar-based net retention rate as the ARR at the end of a reporting period for the cohort of Dynatrace accounts as of one year prior to the date of calculation, divided by the ARR one year prior to the date of calculation for that same cohort. Our dollar-based net retention rate reflects customer renewals, expansion, contraction and churn. Dollar-based net retention rate is presented on a constant currency basis.
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
Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income from operations and free cash flow. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons and liquidity. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance, and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making.
The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Our non-GAAP financial measures may not provide information that is directly comparable to similarly titled metrics provided by other companies.

The tables below provide a reconciliation of our non-GAAP income from operations and free cash flow to their most directly comparable GAAP measure.

	Fiscal Years Ended March 31,
	2025	2024	2023
	(in thousands)
GAAP income from operations	$179,433	$128,400	$92,811
Share-based compensation	271,703	208,896	146,874
Employer payroll taxes on employee stock transactions	15,444	13,988	6,191
Amortization of intangibles	26,802	38,558	41,856
Transaction, restructuring, and other	158	8,397	4,059
Non-GAAP income from operations	$493,540	$398,239	$291,791

	Fiscal Years Ended March 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$459,419	$378,109	$354,885
Purchase of property and equipment	(26,106)	(26,459)	(21,540)
Capitalized software additions	(2,696)	(5,268)	—
Free cash flow	$430,617	$346,382	333,345
Key Components of Results of Operations
Revenue
Revenue includes subscriptions and services.
Subscription. Our subscription revenue consists of (i) SaaS agreements, (ii) term-based licenses which are recognized ratably over the contract term, and (iii) maintenance and support agreements. We typically invoice SaaS subscription fees and term licenses annually in advance and recognize subscription revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. See the section titled “Critical Accounting Policies and Estimates-Revenue Recognition” for more information.
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
Amortization of acquired technology. Amortization of acquired technology includes amortization expense for technology acquired when our former controlling stockholder (the Thoma Bravo Funds) acquired our company in 2014 and from business combinations and asset acquisitions. During the year ended March 31, 2025, the acquired technology from the Thoma Bravo Funds’ acquisition of our company became fully amortized, therefore we expect amortization expense to decrease as compared to historical prices.

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
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships and tradenames acquired when our former controlling stockholder (the Thoma Bravo Funds) acquired our company in 2014 and from business combinations. During the year ended March 31, 2025, the customer relationships and tradenames acquired from the Thoma Bravo Funds' acquisition of our company became fully amortized, therefore we expect amortization expense to decrease as compared to historical periods.
Interest Income (Expense), Net
Interest income (expense), net, consists primarily of interest income from money market funds, bank deposits, debt securities held as investments, and certificates of deposits, partially offset by interest expense associated with fees on our Credit Facility (as defined later in this section) and amortization of debt issuance costs.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) recognition of a deferred tax benefit for the IP Transfer (as defined below), (2) the foreign derived intangibles deduction, and (3) the generation of U.S. foreign tax credits, partially offset by (4) foreign withholding taxes and (5) nondeductible executive compensation. Except for the impact of recognizing the deferred tax benefit for the IP Transfer, we expect these items to continue to affect our income tax rate and income tax expense.

During the year ended March 31, 2025, we completed an intra-entity asset transfer of the global economic rights of our IP from a wholly-owned U.S. subsidiary to a wholly-owned Swiss subsidiary, more closely aligning our IP rights with our business operations (the “IP Transfer”). The transaction is taxable in the U.S. over a 20-year period. In Switzerland, the transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a tax benefit and related deferred tax asset of $320.9 million. We determined the estimated value of the transferred IP based principally on the present value of projected income related to the IP, requiring management to make significant assumptions related to the discount rate and the forecast of future revenues and expenses. The tax-deductible amortization related to the transferred IP rights will be recognized over 10 years. The deferred tax asset and tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. We expect to realize the deferred tax asset resulting from the IP Transfer.
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
Pillar Two proposal
Many countries have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to a 15% global minimum tax issued by the Organization for Economic Cooperation and Development (“OECD”). For fiscal 2025, we do not expect these provisions to have a material impact on our consolidated financial statements based on the guidance available thus far. We will continue to monitor ongoing developments and evaluate any potential impact on future periods.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended March 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$1,622,163	95%	$1,359,354	95%	$1,083,330	94%
Service	76,520	5%	71,176	5%	75,200	6%
Total revenue	1,698,683	100%	1,430,530	100%	1,158,530	100%
Cost of revenue:
Cost of subscription	233,299	14%	184,765	13%	144,445	12%
Cost of service	73,631	4%	65,423	5%	62,882	6%
Amortization of acquired technology	13,262	1%	16,265	1%	15,564	1%
Total cost of revenue (1)	320,192	19%	266,453	19%	222,891	19%
Gross profit	1,378,491	81%	1,164,077	81%	935,639	81%
Operating expenses:
Research and development (1)	384,572	23%	304,739	21%	218,349	19%
Sales and marketing (1)	605,599	36%	534,233	37%	448,015	39%
General and administrative (1)	195,347	11%	174,412	12%	150,172	13%
Amortization of other intangibles	13,540	1%	22,293	2%	26,292	2%
Total operating expenses	1,199,058		1,035,677		842,828
Income from operations	179,433	11%	128,400	9%	92,811	8%
Interest income (expense), net	48,281		37,284		(3,409)
Other (expense) income, net	(4,285)		(10,769)		565
Income before income taxes	223,429		154,915		89,967
Income tax benefit (expense)	260,255		(283)		17,992
Net income	$483,684		$154,632		$107,959
_________________
(1)Includes share-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$36,924	$26,622	$18,383
Research and development	100,866	69,543	41,406
Sales and marketing	77,336	65,762	51,147
General and administrative	56,577	46,969	35,938
Total share-based compensation expense	$271,703	$208,896	$146,874

Fiscal Years Ended March 31, 2025 and 2024
Revenue

	Fiscal Year Ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Subscription	$1,622,163	$1,359,354	$262,809	19%
Service	76,520	71,176	5,344	8%
Total revenue	$1,698,683	$1,430,530	$268,153	19%
Subscription
Subscription revenue increased by $262.8 million, or 19%, in fiscal 2025 compared to fiscal 2024, primarily due to the growing adoption of the Dynatrace platform by new customers combined with existing customers expanding their use of our solutions.
Service
Service revenue increased by $5.3 million, or 8%, in fiscal 2025 compared to fiscal 2024. The increase was primarily due to timing of delivery of services.
Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$233,299	$184,765	$48,534	26%
Cost of service	73,631	65,423	8,208	13%
Amortization of acquired technology	13,262	16,265	(3,003)	(18%)
Total cost of revenue	$320,192	$266,453	$53,739	20%
Cost of subscription
Cost of subscription increased by $48.5 million, or 26%, in fiscal 2025 compared to fiscal 2024. The increase was primarily due to increased personnel costs of $23.2 million, inclusive of a $7.6 million increase in share-based compensation, largely due to headcount growth to support our growing customer base. Also contributing to the increase were increased cloud-based hosting costs of $21.7 million related to our growing cloud-based subscription revenue.
Cost of service
Cost of service increased by $8.2 million, or 13%, in fiscal 2025 compared to fiscal 2024. The increase was primarily due to increased personnel costs of $5.2 million, inclusive of a $2.7 million increase in share-based compensation.
Amortization of acquired technologies
Amortization of acquired technology decreased by $3.0 million, or 18%, in fiscal 2025 compared to fiscal 2024. The decrease was primarily the result of certain acquired technology becoming fully amortized during fiscal 2025.

Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$1,388,864	$1,174,589	$214,275	18%
Service	2,889	5,753	(2,864)	(50%)
Amortization of acquired technology	(13,262)	(16,265)	3,003	(18%)
Total gross profit	$1,378,491	$1,164,077	$214,414	18%
Gross margin:
Subscription	86%	86%
Service	4%	8%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $214.3 million, or 18%, in fiscal 2025 compared to fiscal 2024 and subscription gross margin remained consistent at 86%. The increase in gross profit was primarily due to the growth of the Dynatrace platform.
Service
Service gross profit decreased by $2.9 million, or 50%, in fiscal 2025 compared to fiscal 2024. Service gross margin decreased to 4% in fiscal 2025 compared to 8% in fiscal 2024. The decrease in gross profit and gross margin was primarily due to increased personnel costs and share-based compensation expense.
Operating Expenses

	Fiscal Year Ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$384,572	$304,739	$79,833	26%
Sales and marketing	605,599	534,233	71,366	13%
General and administrative	195,347	174,412	20,935	12%
Amortization of other intangibles	13,540	22,293	(8,753)	(39%)
Total operating expenses	$1,199,058	$1,035,677	$163,381	16%
Research and development
Research and development expenses increased $79.8 million, or 26%, in fiscal 2025 compared to fiscal 2024. The increase was primarily the result of increased personnel costs of $73.5 million, inclusive of a $31.3 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of the Dynatrace platform.
Sales and marketing
Sales and marketing expenses increased by $71.4 million, or 13%, in fiscal 2025 compared to fiscal 2024. The increase was primarily due to increased personnel costs of $52.5 million, inclusive of an $11.6 million increase in share-based compensation. Also contributing to the increase were marketing program, professional fees, and partner costs of $7.8 million and travel and entertainment expenses of $3.9 million.
General and administrative
General and administrative expenses increased by $20.9 million, or 12%, in fiscal 2025 compared to fiscal 2024. The increase was primarily the result of increased personnel costs of $23.3 million, inclusive of a $9.6 million increase in share-based compensation. Slightly offsetting the increase were lower acquisition-related costs of $8.0 million.

Amortization of other intangibles
Amortization of other intangibles decreased by $8.8 million, or 39%, in fiscal 2025 compared to the fiscal 2024. The decrease was primarily the result of certain intangible assets becoming fully amortized during fiscal 2025.
Interest Income, Net
Interest income, net, was $48.3 million in fiscal 2025 compared to $37.3 million in fiscal 2024. The increase in interest income was primarily the result of increased cash, cash equivalent, and investment balances.
Other Expense, Net
Other expense, net, was $4.3 million in fiscal 2025 compared to $10.8 million in fiscal 2024. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Benefit (Expense)
Income tax expense decreased by $260.5 million resulting in a benefit of $260.3 million in fiscal 2025 compared to an expense of $0.3 million in fiscal 2024. This decrease was primarily due to a $320.9 million tax benefit from the IP Transfer, partially offset by additional tax expense due to an increase in pre-tax income, decrease of share-based compensation windfall benefits and uncertain tax benefits that were recognized in fiscal 2024 due to the expiration of the statute of limitations in certain tax jurisdictions.
Fiscal Years Ended March 31, 2024 and 2023
Revenue

	Fiscal Year Ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Subscription	$1,359,354	$1,083,330	$276,024	25%
Service	71,176	75,200	(4,024)	(5%)
Total revenue	$1,430,530	$1,158,530	$272,000	23%
Subscription
Subscription revenue increased by $276.0 million, or 25%, in fiscal 2024 compared to fiscal 2023, primarily due to the growing adoption of the Dynatrace platform by new customers combined with existing customers expanding their use of our solutions. Changes in foreign currency exchange rates negatively impacted our revenue by $14.1 million.
Service
Service revenue decreased by $4.0 million, or 5%, in fiscal 2024 compared to fiscal 2023. The decrease was primarily due to timing of delivery of services.
Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$184,765	$144,445	$40,320	28%
Cost of service	65,423	62,882	2,541	4%
Amortization of acquired technology	16,265	15,564	701	5%
Total cost of revenue	$266,453	$222,891	$43,562	20%
Cost of subscription
Cost of subscription increased by $40.3 million, or 28%, in fiscal 2024 compared to fiscal 2023. The increase was primarily due to higher personnel costs of $15.5 million to support the growth of our subscription cloud-based and higher share-based compensation expense of $7.0 million. Also contributing to the increase were higher cloud-based hosting costs and subscriptions of $12.2 million to support the growth of the business and related infrastructure and higher depreciation expense of $3.1 million.

Cost of service
Cost of service increased by $2.5 million, or 4%, for the fiscal 2024 compared to the fiscal 2023. The increase was primarily the result of increased professional fees of $2.7 million and higher share-based compensation expense of $1.3 million. Slightly offsetting this increase were third-party professional services of $1.5 million.
Amortization of acquired technologies
In fiscal 2024 and 2023, amortization of acquired technologies was primarily related to amortization expense for technology acquired in connection with Thoma Bravo’s acquisition of our company in 2014.
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
Subscription
Subscription gross profit increased by $235.7 million, or 25%, in fiscal 2024 compared to fiscal 2023. Subscription gross margin decreased from 87% to 86% of total gross margin in fiscal 2024 compared to fiscal 2023. The increase in gross profit was primarily due to the growth of the Dynatrace platform by new customers combined with existing customers expanding their use of our solutions.
Service
Service gross profit decreased by $6.6 million, or 53%, in fiscal 2024 compared to fiscal 2023. Service gross margin decreased from 16% to 8% of total gross margin in fiscal 2024 compared to fiscal 2023. The decrease in gross profit and gross margin was primarily due to the higher personnel and share-based compensation costs.
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
Research and development
Research and development expenses increased by $86.4 million, or 40%, in fiscal 2024 compared to fiscal 2023. The increase was primarily due to increased personnel and other costs to expand our product offerings of $51.8 million, and higher share-based compensation expense of $28.1 million. Also contributing to the increase were higher cloud-based hosting costs of $7.2 million.

Sales and marketing
Sales and marketing expenses increased by $86.2 million, or 19%, in fiscal 2024 compared to fiscal 2023, primarily driven by increased personnel costs of $50.4 million and higher share-based compensation expense of $14.6 million. Also contributing to the increase was higher commission expense of $14.4 million, and increased advertising costs of $8.8 million.
General and administrative
General and administrative expenses increased by $24.2 million, or 16%, in fiscal 2024 compared to fiscal 2023, primarily due to higher share-based compensation expense of $11.0 million. Also contributing to the increase were higher professional fees of $7.9 million and higher IT expenses of $6.3 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $4.0 million, or 15%, in fiscal 2024 compared to fiscal 2023. The decrease was primarily the result of lower amortization for certain intangible assets that are amortized on a systematic basis that reflects the pattern in which the economic benefits of the intangible assets are estimated to be realized and the completion of amortization on certain intangibles.
Interest Income (Expense), Net
Interest income, net, was $37.3 million in fiscal 2024 compared to an expense of $3.4 million in fiscal 2023. The change was primarily the result of higher interest rates on our cash, cash equivalents, and investments coupled with lower interest expense due to the repayment of outstanding debt in fiscal year 2023.
Other (Expense) Income, Net
Other expense, net, increased by $11.3 million in fiscal 2024 compared to fiscal 2023. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax (Expense) Benefit
Income tax benefit decreased by $18.3 million resulting in an expense of $0.3 million in fiscal 2024 compared to a benefit of $18.0 million in fiscal 2023. In fiscal 2024, a reversal of uncertain tax position resulted in a benefit of $14.8 million. In fiscal 2023, the net reduction of the valuation allowance recorded against global deferred tax assets results in a benefit of $32.6 million.
Liquidity and Capital Resources
We have historically maintained a disciplined and balanced approach to optimizing costs and improving the efficiency and profitability of our business, while continuing to invest in future growth opportunities that we expect will drive long-term value. Our principal sources of liquidity are cash and cash equivalents, marketable securities (investments) and cash provided by operating activities. From time to time, we may borrow under our Credit Facility. As of March 31, 2025, we had $1,017.0 million of cash and cash equivalents, $147.8 million of investments, primarily consisting of U.S. Treasury securities, corporate debt securities, commercial paper, and U.S. agency securities that have maturities between one and 30 months, and $399.2 million available under our Credit Facility.
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
Our billings may vary over time due to a number of factors, including the mix of subscription and service revenue, the contract length of our customer agreements, and the timing of customer contracts, including renewals. Such variability in the timing and amounts of our billings could impact the timing of our cash collections from period to period.
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations entered into in the ordinary course of business, primarily for cloud hosting support. As of March 31, 2025, total contractual commitments were $782.8 million, with $126.5 million committed within the next 12 months. For further information regarding our contractual commitments, see Note 13, Commitments and Contingencies, of our audited consolidated financial statements included in this Annual Report.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the section titled “Risk Factors” included under Part I, Item 1A of this Annual Report. However, we believe that our existing cash, cash equivalents, investments, funds available under our revolving credit facility, and cash generated from operations, will be sufficient to meet our cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Share Repurchase Program
We announced a share repurchase program for up to $500.0 million of common stock on May 15, 2024. For the year ended March 31, 2025, we repurchased and retired 3.4 million shares of our common stock for a total of $172.6 million. As of March 31, 2025, $327.4 million remained available for future repurchases. For additional information, please see Part II, Item 5 of this Annual Report.
Our Credit Facility
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (as amended to date, the “Credit Facility”). As of March 31, 2025, we had $399.2 million available under the Credit Facility with $0.8 million of letters of credit outstanding. As of March 31, 2025, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 11, Long-term Debt, of our audited consolidated financial statements included in this Annual Report.
Summary of Cash Flows

	Fiscal Year Ended March 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities(1)	$459,419	$378,109	$354,885
Net cash used in investing activities	(69,315)	(193,048)	(21,540)
Net cash (used in) provided by financing activities	(151,630)	50,663	(232,344)
Effect of exchange rate changes on cash and cash equivalents	(418)	(12,089)	(8,620)
Net increase in cash and cash equivalents	$238,056	$223,635	$92,381
_________________
(1)    Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(in thousands)
Cash paid for interest	$753	$851	$7,109
Cash paid for (received from) tax, net	$117,979	$81,360	$(14,311)
Operating Activities
Net cash provided by operating activities was $459.4 million in fiscal 2025 compared to $378.1 million in fiscal 2024. The $81.3 million increase in net cash provided by operating activities was driven by increased net income, adjusted for non-cash charges, of $42.8 million, and favorable working capital changes of $38.5 million. The net increase in operating cash flow was primarily due to higher collections driven by revenue growth.
Net cash provided by operating activities was $378.1 million in fiscal 2024 compared to $354.9 million in fiscal 2023. The $23.2 million increase in net cash provided by operating activities was driven by increased net income, adjusted for non-cash charges, of $106.9 million, partially offset by unfavorable working capital changes of $83.7 million. The net increase in operating cash flow was primarily due to higher collections driven by revenue growth, but were partially offset by a significant income tax refund in fiscal 2023.
Investing Activities
Net cash used in investing activities was $69.3 million in fiscal 2025 compared to $193.0 million in fiscal 2024. The $123.7 million decrease in net cash used in investing activities was driven by a $63.8 million increase in proceeds from the sales and maturities of investments, net of purchases, and a $57.0 million decrease in cash paid for business combination acquisitions.

Net cash used in investing activities was $193.0 million in fiscal 2024 compared to $21.5 million in fiscal 2023. The $171.5 million increase in net cash used in investing activities was driven by a $104.2 million increase in purchases of investments and a $57.1 million increase in cash paid for business combination acquisitions.
Financing Activities
Net cash used in financing activities was $151.6 million in fiscal 2025 compared to $50.7 million of net cash provided by financing activities in fiscal 2024. The $202.3 million increase in net cash used in financing activities was driven by $172.6 million of repurchases of common stock pursuant to our share repurchase program, a $19.0 million increase in taxes paid related to net share settlement of equity award, and $10.2 million decrease in proceeds from the exercise of our stock options.
Net cash provided by financing activities was $50.7 million in fiscal 2024 compared to $232.3 million of net cash used in financing activities in fiscal 2023. The $283.0 million increase in net cash provided by financing activities was driven by a $281.1 million decrease in repayment of our term loans, because we terminated the First Lien Credit Agreement and repaid all outstanding borrowings in fiscal 2023.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
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
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and income tax bases of assets and liabilities and net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. We assert that the earnings of certain foreign subsidiaries are indefinitely reinvested and therefore we do not recognize any deferred tax liabilities that arise from outside basis differences in those subsidiaries.
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
During the year ended March 31, 2025, we completed the IP Transfer. For additional information, please see the “Key Components of Results of Operations” section. The assessment of the estimated value of the IP transferred is based on the U.S. transfer pricing regulations as described in section 482 of the IRC and the Treasury Department regulations promulgated thereunder, and the OECD Transfer Pricing guidelines. We determined the estimated value of the transferred IP based principally on the present value of projected income related to the IP, requiring management to make significant assumptions related to the discount rates and the forecast of future revenue and expenses. While we employ experts to assist in the determination of the estimated value of the IP, its value is based on significant management assumptions and estimates, which are inherently uncertain and highly subjective, and actual results may differ from estimates. If different assumptions were to be used, it could materially impact the IP valuation.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, see Note 2, Significant Accounting Policies, of our audited consolidated financial statements included in this Annual Report.
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
Interest Rate Risk
As of March 31, 2025, we had cash and cash equivalents of $1,017.0 million, consisting primarily of money market funds, bank deposits, and highly liquid investments with an original maturity of three months or less, and investments of $147.8 million, primarily consisting of U.S. Treasury securities, corporate debt securities, commercial paper and U.S. agency securities. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
As of March 31, 2025, we also had the Credit Facility- in place, with availability of $399.2 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Agreement. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dynatrace, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dynatrace, Inc. (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 22, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Income Taxes – Valuation of Transferred IP

Description of the Matter	As described in Note 9 to the consolidated financial statements, during the year ended March 31, 2025, the Company completed an intra-entity asset transfer of global economic rights of certain intellectual property assets (“IP”). The transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $320.9 million.

The Company determined the estimated value of the IP based principally on the present value of projected income related to the IP, requiring management to estimate discount rates and the forecast of future revenues. Auditing discount rates and the forecast of future revenue assumptions used in the valuation of the IP required a high degree of judgment and an increased extent of effort, including the need to involve our tax transfer pricing specialists, when performing audit procedures to evaluate the reasonableness of management’s methodologies, estimates and assumptions related to the selection of the discount rates and forecasts of future revenues.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s processes as they relate to the valuation of the intra-entity IP transfer, including management’s selection of the discount rates and forecasts of future revenue.

Among other audit procedures, we evaluated the reasonableness of the discount rates with the assistance from our tax transfer pricing specialist, including testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation. We evaluated the reasonableness of management’s forecasts of revenue by comparing the forecasts to (1) historical results, (2) comparable guideline public companies, and (3) industry reports.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Detroit, Michigan
May 22, 2025

DYNATRACE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,017,039	$778,983
Short-term investments	96,189	57,891
Accounts receivable, net	624,437	602,739
Deferred commissions, current	109,895	98,935
Prepaid expenses and other current assets	83,901	66,749
Total current assets	1,931,461	1,605,297
Long-term investments	51,648	46,350
Property and equipment, net	61,522	53,325
Operating lease right-of-use asset, net	67,479	61,390
Goodwill	1,336,435	1,335,494
Intangible assets, net	25,534	50,995
Deferred tax assets, net	529,550	138,836
Deferred commissions, non-current	95,297	93,310
Other assets	40,752	24,782
Total assets	$4,139,678	$3,409,779

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$27,286	$21,410
Accrued expenses, current	252,503	233,675
Deferred revenue, current	1,087,518	987,953
Operating lease liabilities, current	13,979	15,513
Total current liabilities	1,381,286	1,258,551
Deferred revenue, non-current	50,989	62,308
Accrued expenses, non-current	24,452	18,404
Operating lease liabilities, non-current	61,384	54,013
Deferred tax liabilities	419	1,013
Total liabilities	1,518,530	1,394,289
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 299,813,048 and 296,962,547 shares issued and outstanding at March 31, 2025 and 2024, respectively	300	297
Additional paid-in capital	2,370,563	2,249,349
Retained earnings (accumulated deficit)	284,927	(198,757)
Accumulated other comprehensive loss	(34,642)	(35,399)
Total shareholders' equity	2,621,148	2,015,490
Total liabilities and shareholders' equity	$4,139,678	$3,409,779

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2025	2024	2023
Revenue:
Subscription	$1,622,163	$1,359,354	$1,083,330
Service	76,520	71,176	75,200
Total revenue	1,698,683	1,430,530	1,158,530
Cost of revenue:
Cost of subscription	233,299	184,765	144,445
Cost of service	73,631	65,423	62,882
Amortization of acquired technology	13,262	16,265	15,564
Total cost of revenue	320,192	266,453	222,891
Gross profit	1,378,491	1,164,077	935,639

Operating expenses:
Research and development	384,572	304,739	218,349
Sales and marketing	605,599	534,233	448,015
General and administrative	195,347	174,412	150,172
Amortization of other intangibles	13,540	22,293	26,292
Total operating expenses	1,199,058	1,035,677	842,828
Income from operations	179,433	128,400	92,811
Interest income (expense), net	48,281	37,284	(3,409)
Other (expense) income, net	(4,285)	(10,769)	565
Income before income taxes	223,429	154,915	89,967
Income tax benefit (expense)	260,255	(283)	17,992
Net income	$483,684	$154,632	$107,959
Net income per share:
Basic	$1.62	$0.53	$0.38
Diluted	$1.59	$0.52	$0.37
Weighted average shares outstanding:
Basic	298,384	294,051	287,700
Diluted	303,602	299,280	291,617

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended March 31,
	2025	2024	2023
Net income	$483,684	$154,632	$107,959
Other comprehensive income (loss)
Foreign currency translation adjustment	380	(3,397)	(5,140)
Unrealized gains (losses) on available-for-sale investments, net of taxes	377	(173)	—
Total other comprehensive income (loss)	757	(3,570)	(5,140)
Comprehensive income	$484,441	$151,062	$102,819

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Shares		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2022	286,053	$286	$1,792,197	$(461,348)	$(26,689)	$1,304,446
Other comprehensive loss	—	—	—	—	(5,140)	(5,140)
Restricted stock units vested	2,139	2	(2)	—	—	—
Restricted stock awards forfeited	(15)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	553	—	17,806	—	—	17,806
Exercise of stock options	1,681	2	32,937	—	—	32,939
Share-based compensation	—	—	146,874	—	—	146,874
Equity repurchases	—	—	(15)	—	—	(15)
Net income	—	—	—	107,959	—	107,959
Balance, March 31, 2023	290,411	$290	$1,989,797	$(353,389)	$(31,829)	$1,604,869
Other comprehensive loss	—	—	—	—	(3,570)	(3,570)
Restricted stock units vested	4,376	4	(4)	—	—	—
Restricted stock awards granted	142	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	534	1	19,471	—	—	19,472
Exercise of stock options	1,500	2	31,189	—	—	31,191
Share-based compensation	—	—	208,896	—	—	208,896
Net income	—	—	—	154,632	—	154,632
Balance, March 31, 2024	296,963	$297	$2,249,349	$(198,757)	$(35,399)	$2,015,490
Other comprehensive income	—	—	—	—	757	757
Restricted stock units vested	5,228	5	(5)	—	—	—
Issuance of common stock related to employee stock purchase plan	531	—	21,159	—	—	21,159
Exercise of stock options	932	1	20,994	—	—	20,995
Share-based compensation	—	—	271,703	—	—	271,703
Shares withheld for employee taxes	(394)	—	(20,022)	—	—	(20,022)
Repurchases of common stock	(3,447)	(3)	(172,615)	—	—	(172,618)
Net income	—	—	—	483,684	—	483,684
Balance, March 31, 2025	299,813	$300	$2,370,563	$284,927	$(34,642)	$2,621,148

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$483,684	$154,632	$107,959
Adjustments to reconcile net income to cash provided by operations:
Depreciation	19,236	15,499	12,541
Amortization	28,868	39,441	42,070
Share-based compensation	271,703	208,896	146,874
Loss on extinguishment of debt	—	—	5,925
Deferred income taxes	(392,942)	(59,915)	(53,534)
Other	2,035	11,216	988
Net change in operating assets and liabilities:
Accounts receivable	(24,026)	(161,888)	(94,910)
Deferred commissions	(14,648)	(23,520)	(45,191)
Prepaid expenses and other assets	(36,593)	(47,401)	26,753
Accounts payable and accrued expenses	31,534	37,896	58,680
Operating leases, net	(231)	1,026	1,186
Deferred revenue	90,799	202,227	145,544
Net cash provided by operating activities	459,419	378,109	354,885
Cash flows from investing activities:
Purchase of property and equipment	(26,106)	(26,459)	(21,540)
Capitalized software additions	(2,696)	(5,268)	—
Acquisition of businesses, net of cash acquired	(100)	(57,111)	—
Purchases of investments	(145,555)	(104,210)	—
Sales and maturities of investments	105,142	—	—
Net cash used in investing activities	(69,315)	(193,048)	(21,540)
Cash flows from financing activities:
Repayment of term loans	—	—	(281,125)
Debt issuance costs	—	—	(1,949)
Payments of deferred consideration related to capitalized software additions	(2,208)	—	—
Proceeds from employee stock purchase plan	21,159	19,472	17,806
Proceeds from exercise of stock options	20,995	31,191	32,939
Repurchases of common stock	(172,618)	—	—
Taxes paid related to net share settlement of equity awards	(18,958)	—	—
Equity repurchases	—	—	(15)
Net cash (used in) provided by financing activities	(151,630)	50,663	(232,344)

Effect of exchange rates on cash and cash equivalents	(418)	(12,089)	(8,620)

Net increase in cash and cash equivalents	238,056	223,635	92,381

Cash and cash equivalents, beginning of year	778,983	555,348	462,967
Cash and cash equivalents, end of year	$1,017,039	$778,983	$555,348

Supplemental cash flow data:
Cash paid for interest	$753	$851	$7,109
Cash paid for (received from) tax, net	$117,979	$81,360	$(14,311)

Non-cash investing and financing activities:
Capitalized software additions in accounts payable and accrued expenses	$567	$6,073	$—
See accompanying notes to consolidated financial statements

DYNATRACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of the Business
Business
Dynatrace, Inc. (“Dynatrace” or the “Company”) is advancing observability for today’s digital businesses, helping to transform the complexity of modern digital ecosystems into powerful business assets. By leveraging artificial intelligence (“AI”)-powered insights, Dynatrace enables organizations to analyze, automate, and innovate faster to drive their business forward. The Company’s comprehensive solution combines broad and deep observability, continuous runtime application security, and advanced AI to support IT operations, development, security, and business teams, enabling organizations to optimize cloud and IT operations, accelerate secure software delivery, and improve digital performance.
Fiscal year
The Company’s fiscal year ends on March 31. References to fiscal 2025, for example, refer to the fiscal year ended March 31, 2025.
2.    Significant Accounting Policies
Basis of presentation and consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.
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
Use of estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to the stand-alone selling price for each distinct performance obligation in customer contracts with multiple performance obligations, the allowance for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of long-lived assets, the valuation of intellectual property (“IP”), the period of benefit for deferred commissions, income taxes, equity-based compensation expense, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Management bases these estimates on historical experiences and on various other assumptions that the Company believes are reasonable. Actual results could differ from those estimates.
Segment information
The Company has one operating and reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis, for purposes of making operating decisions, assessing financial performance and allocating resources.
Business combinations
When the Company acquires a business, management allocates the fair value of the purchase price to the assets acquired and liabilities assumed. The excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. Determining the fair values of identifiable assets and liabilities requires management to make estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows, expected asset lives, discount rates, revenue growth rates, and royalty rates. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Acquisition-related transactions are expensed as incurred.
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
2.Identification of the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. In identifying performance obligations, the Company reviews contractual terms, considers whether any implied rights exist, and evaluates published product and marketing information. The Company’s performance obligations consist of (a) subscription services; (b) software licenses; (c) maintenance and support for software licenses; and (d) professional services.
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
Subscription
Subscription revenue relates to performance obligations for which the Company recognizes revenue over time as control of the product or service is transferred to the customer. Subscription revenue is derived from (i) SaaS arrangements that permit customers to access and utilize the Company’s platform on a hosted basis and (ii) arrangements where the software is delivered and used on-premise as term-based licenses, both of which are sold with maintenance. The when-and-if available updates of the Dynatrace platform, which are part of the maintenance agreement, are critical to the continued utility of the Dynatrace platform; therefore, the Company has determined the Dynatrace platform and the related when-and-if available updates to be a combined performance obligation. Subscription revenues from the performance obligations when sold as a SaaS arrangement are generally recognized ratably over the term of the arrangement. When the platform is sold as a term-based license, the revenue for the combined performance obligation is recognized ratably over the license term as maintenance is included for the duration of the license term.
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
Deferred revenue
Deferred revenue consists primarily of billed subscription fees related to the future service period of subscription agreements in effect at the reporting date. Short-term deferred revenue represents the unearned revenue that will be earned within 12 months of the balance sheet date. Long-term deferred revenue represents the unearned revenue that will be earned after 12 months from the balance sheet date.
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
Contract modifications
Contract modifications are assessed to determine (i) if the additional goods and services are distinct from the goods and services in the original arrangement; and (ii) if the amount of the consideration expected for the added goods and services reflects the SSP of those goods and services, as adjusted for contract-specific circumstances. The Company’s additional goods and services offered have historically been distinct. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract, which the Company accounts for on a prospective basis as the termination of the existing contract and the creation of a new contract.
Research and development
Research and development costs are expensed as incurred. Research and development costs primarily include the cost of programming personnel, including share-based compensation, deprecation of equipment, and facilities- and IT-related expenses.
Advertising
Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in the consolidated statements of operations. Advertising expense was $32.7 million, $37.7 million, and $36.2 million during the years ended March 31, 2025, 2024 and 2023, respectively.
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
As of March 31, 2025 and 2024, there was one channel partner with a balance greater than 10% of accounts receivable. No end- customers had a balance greater than 10% of the Company’s accounts receivable as of March 31, 2025 and 2024. For the year ended March 31, 2025, one channel partner accounted for 10% of revenue. No channel partners accounted for 10% or more of revenue for the years ended March 31, 2024 and 2023. There were no end-customers who represented 10% or more of revenue for the years ended March 31, 2025, 2024, and 2023.
Cash and cash equivalents
All highly liquid investments with an original maturity of three months or less when purchased are considered cash and cash equivalents.
Investments
The Company’s investments consist of commercial paper, corporate debt securities, U.S. government agency securities, and U.S. treasury securities. These investments are classified as available-for-sale and recorded at fair value in the consolidated balance sheet.
Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield. Interest income is recognized when earned.
Unrealized gains and losses on available-for-sale investments, net of tax, are included within accumulated other comprehensive loss in the consolidated balance sheets. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company does not intent to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on the evaluation of available evidence, the Company does not believe any unrealized losses on its investments as of March 31, 2025 represent credit losses.
Realized gains and losses from the sales of available-for-sale investments are based on the specific identification method and are recorded in the consolidated statement of income as “Other (expense) income, net”.

Accounts receivable, net
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $3.5 million and $4.5 million as of March 31, 2025 and 2024, respectively.
Property and equipment, net
The Company records property and equipment, net, at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. The following table presents the estimated useful lives of the Company’s property and equipment:

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
There was no impairment of goodwill during the years ended March 31, 2025, 2024 and 2023.
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
During the year ended March 31, 2024, the Company entered into a license agreement with an application security provider, resulting in $10.3 million of capitalized costs related to software developed for internal use. During the years ended March 31, 2025 and 2023, the Company did not capitalize costs for software developed for internal use. Amortization of software developed for internal use was $2.1 million, $0.9 million, and $0.2 million during the years ended March 31, 2025, 2024 and 2023, respectively, and is recorded within “Cost of subscription” in the consolidated statements of operations.
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
Impairment of long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is estimated by the Company using discounted cash flows and other market-

related valuation models, including earnings multiples and comparable asset market values. The Company has not incurred any impairment losses during the years ended March 31, 2025, 2024 and 2023.
Income taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and income tax bases of assets and liabilities and net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. The Company records deferred tax liabilities that arise from outside basis differences in foreign subsidiaries that are not considered indefinitely reinvested.
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
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that that the tax positions will be sustained on the basis of the technical merits of the position; and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line the accompanying consolidated statement of operations.
The Company treats Global Intangible Low Taxed Income ("GILTI") as a period cost.
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
The Company’s financial instruments including accounts receivable, accounts payable and other current liabilities are stated at their carrying value, which approximates their fair values due to their short maturities.
Share-based compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, restricted stock awards (“RSAs”), time-based, performance-based and market-based restricted stock units (“RSUs”), and the purchase rights under the employee stock purchase plan (the “ESPP”), based on the estimated grant-date fair value of the award. The Company calculates the fair value of stock options and the purchase rights under the ESPP using the Black-Scholes option-pricing model. This requires the input of assumptions, including the fair value of the Company’s underlying common stock, the expected term of stock options and purchase rights, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The fair value of time-based and performance-based RSAs and RSUs is determined by the closing price on the date of grant of the Company’s common stock. The Company calculates the fair value of market-based RSUs using the Monte Carlo simulation model. This requires the input of assumptions, including the fair value of the Company’s underlying common stock, the expected performance period of the award, the expected volatility of the price of the Company’s and peer group’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock.
The Company recognizes share-based compensation expense following the straight-line attribution method over the requisite service period of the entire award for stock options, RSAs and RSUs; and over the offering period for the purchase rights issued under the ESPP. For RSUs that vest based upon continued service and achievement of certain performance conditions, share-based compensation expense is recognized over the requisite service period following the accelerated attribution method based upon the probability that the performance condition will be satisfied. For RSUs that vest based upon continued service and achievement of certain market conditions, share-based compensation expense is recognized following the accelerated attribution method over the requisite service period. Forfeitures are accounted for in the period in which the awards are forfeited.
Net income per share
Basic net income per share is calculated by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all potentially dilutive securities, including stock options, RSUs, RSAs, and the impact of the purchase rights of the ESPP.
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and application of all segment disclosure requirement to entities with a single reportable segment. ASU 2023-07 is effective for the Company’s annual periods beginning fiscal 2025 and interim periods beginning the first quarter of fiscal 2026. Effective March 31, 2025, the Company adopted the new standard on a retrospective basis. For further information, refer to Note 18, Segment and Geographic Information.
Recently issued accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in the income tax rate reconciliation table and disaggregates the income taxes paid by jurisdiction. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, which will be the Company’s fiscal 2026. The Company is currently evaluating the impact ASU 2023-09 will have on its financial statement disclosures.
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
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region based on the Company’s contracting entity (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
North America	$1,036,664	61%	$852,497	60%	$690,899	60%
Europe, Middle East and Africa	407,200	24%	354,793	25%	292,176	25%
Asia Pacific	151,414	9%	130,611	9%	111,339	10%
Latin America	103,405	6%	92,629	6%	64,116	5%
Total revenue	$1,698,683		$1,430,530		$1,158,530
For the years ended March 31, 2025, 2024, and 2023, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $987.2 million and 58%, $807.7 million and 56%, and $652.0 million and 56% of total revenue, respectively.

Deferred commissions
The following table represents a rollforward of the Company’s deferred commissions (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Beginning balance	$192,245	$169,261	$126,036
Additions to deferred commissions	131,510	121,100	119,233
Amortization of deferred commissions	(118,563)	(98,116)	(76,008)
Ending balance	$205,192	$192,245	$169,261
Deferred revenue
Revenue recognized during the years ended March 31, 2025, 2024, and 2023 which was included in the deferred revenue balances at the beginning of each respective period was $975.7 million, $800.0 million, and $670.1 million.
Remaining performance obligations
As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,892.7 million, which consists of both billed consideration in the amount of $1,138.5 million and unbilled consideration in the amount of $1,754.2 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 53% of this amount as revenue in the year ending March 31, 2026 and the remainder thereafter.
Contract assets
As of March 31, 2025 and March 31, 2024, contract assets of $1.6 million and $5.2 million, respectively, are included in accounts receivable, net, on the Company’s consolidated balance sheets.
4.    Business Combinations
Rookout, Ltd.
On August 31, 2023, the Company acquired 100% of the outstanding equity of Rookout, Ltd. (“Rookout”), a provider of enterprise-ready and privacy-aware solutions that enable developers to troubleshoot and debug actively running code in Kubernetes-hosted cloud-native applications. This acquisition expanded the Company’s platform from the addition of Rookout’s technology and experienced team. The purchase consideration of Rookout was $33.4 million, after considering certain adjustments, and was paid from cash on hand.
The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed as of the acquisition date, with the excess recorded to goodwill. The Company acquired $6.0 million of net assets, including $7.8 million of intangible assets, resulting in goodwill of $27.4 million. The fair value of acquired assets and assumed liabilities was finalized in August 2024.
Goodwill related to Rookout was primarily attributable to expected synergies and acquired skilled workforce. The goodwill was allocated to the Company’s one reporting unit. The Company identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology was $7.8 million, which was based on a valuation using the income approach. The estimated useful life of the developed technology is seven years. The acquired goodwill and intangible asset were not deductible for tax purposes.
Runecast Solutions Limited
On March 1, 2024, the Company acquired a 100% equity interest in Runecast Solutions Limited (“Runecast”), a provider of software solutions that provide insights for security compliance, vulnerability assessment, and configuration management for complex, on-premises, hybrid and multi-cloud IT environments. This acquisition expanded the Company’s platform from the addition of Runecast’s technology and experienced team.
The purchase consideration consisted of $26.1 million of cash paid at closing and $2.3 million in deferred cash payments for a post-closing purchase price adjustment and a holdback to satisfy potential indemnification claims. For the year ended March 31, 2025, the Company paid $0.1 million for a post-closing purchase price adjustment. The Company is obligated to pay the remaining holdback amount within 15 months after the acquisition date.

In connection with the acquisition of Runecast, $9.0 million of RSAs were issued to the previous owners subject to continuing employment and certain indemnification clauses. For the years ended March 31, 2025 and 2024, the Company recognized $3.7 million and $0.3 million of share-based compensation expense for these RSAs, respectively.
The fair value of the purchase price was allocated to the identifiable assets acquired and assumed acquired as of the acquisition date, with the excess recorded to goodwill. The Company acquired $3.2 million of net assets, including $7.5 million of intangible assets, resulting in goodwill of $25.2 million. The fair value of acquired assets and assumed liabilities was finalized in March 2025.
Goodwill related to Runecast is primarily attributable to expected synergies and acquired skilled workforce. The goodwill was allocated to the Company’s one reporting unit. The Company identified developed technology and customer relationships as the acquired intangible assets. The estimated fair value of the developed technology and customer relationships was $7.3 million and $0.2 million, respectively, which was based on a valuation using the income approach. The estimated useful lives of the developed technology and customer relationships is seven years and four years, respectively. The acquired goodwill and intangible assets were not deductible for tax purposes.
5.     Investments and Fair Value Measurements
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale investments, including those securities classified within “Cash and cash equivalents” in the consolidated balance sheets (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$108,045	$223	$(12)	$108,256
Corporate debt securities	22,457	71	(14)	22,514
Commercial paper	7,778	2	(1)	7,779
U.S. government agency securities	12,744	2	(3)	12,743
Total	$151,024	$298	$(30)	$151,292

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$149,978	$—	$(229)	$149,749
As of March 31, 2025, the fair values of available-for-sale investments, excluding those securities classified within “Cash and cash equivalents” in the consolidated balance sheets, by remaining contractual maturity are as follows (in thousands):

Due within one year	$96,189
Due in one year through five years	50,934
Total	$147,123
Effective January 1, 2024, the Company offers a non-qualified deferred compensation plan to eligible U.S. employees. The Company held $0.7 million and $0.1 million of mutual funds that are associated with this plan and were classified as restricted trading securities as of March 31, 2025 and 2024, respectively. These securities are not included in the tables above but are included as investments in the consolidated balance sheets.

The following tables present the Company’s financial assets that have been measured at fair value on a recurring basis as of March 31, 2025 and 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$679,675	$—	$—	$679,675
U.S. treasury securities	—	1,577	—	1,577
Commercial paper	—	1,596	—	1,596
U.S. government agency securities	—	996	—	996
Investments:
Mutual funds	714	—	—	714
U.S. treasury securities	—	106,679	—	106,679
Corporate debt securities	—	22,514	—	22,514
Commercial paper	—	6,183	—	6,183
U.S. government agency securities	—	11,747	—	11,747
Total financial assets	$680,389	$151,292	$—	$831,681

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$477,102	$—	$—	$477,102
U.S. treasury securities	—	45,610	—	45,610
Investments:
Mutual funds	102	—	—	102
U.S. treasury securities	—	104,139	—	104,139
Total financial assets	$477,204	$149,749	$—	$626,953
The Company recorded interest income from its cash, cash equivalents, and investments of $49.3 million, $38.7 million, $11.1 million for the years ended March 31, 2025, 2024, and 2023, respectively.
6.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,
	2025	2024
Prepaid expenses	$59,552	$46,435
Income taxes refundable	11,576	10,839
Other	12,773	9,475
Prepaid expenses and other current assets	$83,901	$66,749

7.    Property and Equipment, Net
The following table summarizes, by major classification, the components of property and equipment (in thousands):

	March 31,
	2025	2024
Computer equipment and software	$37,841	$33,591
Furniture and fixtures	19,815	15,334
Leasehold improvements	58,627	45,742
Other	12,584	9,990
Total property and equipment	128,867	104,657
Less: accumulated depreciation and amortization	(67,345)	(51,332)
Property and equipment, net	$61,522	$53,325
Depreciation of property and equipment totaled $19.2 million, $15.5 million, and $12.5 million for the years ended March 31, 2025, 2024, and 2023, respectively.
8.    Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for fiscal 2025 consists of the following (in thousands):

March 31, 2025
Balance, beginning of year	$1,335,494
Foreign currency impact	941
Balance, end of year	$1,336,435
Intangible assets, net, excluding goodwill, consists of the following (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in months)
Capitalized software	$221,966	$(196,582)	$25,384	103
Customer relationships	351,761	(351,611)	150	120
Trademarks and tradenames	55,003	(55,003)	—	120
Total intangible assets	$628,730	$(603,196)	$25,534

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in months)
Capitalized software	$218,529	$(181,220)	$37,309	103
Customer relationships	351,756	(341,087)	10,669	120
Trademarks and tradenames	55,003	(51,986)	3,017	120
Total intangible assets	$625,288	$(574,293)	$50,995
Amortization of intangible assets totaled $28.9 million, $39.4 million, and $42.1 million for the years ended March 31, 2025, 2024, and 2023, respectively.

As of March 31, 2025, the estimated future amortization expense of the Company’s intangible assets is as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2026	$5,345
2027	5,344
2028	5,340
2029	4,432
2030	3,173
Thereafter	1,900
Total	$25,534
9.    Income Taxes
Income tax provision
Income before income taxes includes the following (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Domestic	$138,333	$82,033	$63,869
Foreign	85,096	72,882	26,098
Total	$223,429	$154,915	$89,967
The income tax provision includes the following (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Current tax position:
Federal	$93,563	$44,568	$11,947
State	5,530	(6,236)	8,071
Foreign	33,729	21,839	15,335
Total current tax position	132,822	60,171	35,353
Deferred tax provision:
Federal	(58,527)	(52,712)	(50,345)
State	(4,201)	(3,500)	(1,689)
Foreign	(330,349)	(3,676)	(1,311)
Total deferred tax provision	(393,077)	(59,888)	(53,345)
Total income tax (benefit) expense	$(260,255)	$283	$(17,992)
During the year ended March 31, 2025, the Company completed an intra-entity asset transfer of the global economic rights of Dynatrace IP from a wholly-owned U.S. subsidiary to a wholly-owned Swiss subsidiary, more closely aligning the Company’s IP rights with its business operations (the “IP Transfer”). The transaction is taxable in the U.S. over a 20-year period. In Switzerland, the transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a tax benefit and related deferred tax asset of $320.9 million. The Company determined the estimated value of the transferred IP based principally on the present value of projected income related to the IP, requiring management to make significant assumptions related to the discount rate and the forecast of future revenues and expenses. The tax-deductible amortization related to the transferred IP rights will be recognized over 10 years. The deferred tax asset and the tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. The Company expects to realize the deferred tax asset resulting from the IP Transfer.

The Company’s income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended March 31, 2025, 2024 and 2023 to pre-tax income, as a result of the following (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Income tax expense at U.S. federal statutory income tax rate	$46,920	$32,532	$18,893
State and local tax expense, net of federal benefits	7,296	306	1,421
Foreign tax rate differential	2,129	3,318	1,770
U.S. effects of foreign branch income	12,147	8,662	1,519
Non-taxable income and non-deductible expenses	860	1,742	1,216
Tax credits	(58,761)	(41,740)	(26,457)
GILTI inclusion and FDII deduction	(14,563)	(13,905)	(10,938)
Employee compensation	8,622	(7,188)	5,528
Changes in uncertain tax positions	6,534	(14,835)	10,978
Changes in valuation allowance	27,116	13,080	(32,629)
Foreign withholding tax	18,414	18,469	12,598
Inflation and currency related adjustments	100	851	(1,518)
Intra-entity transfer of IP	(320,902)	—	—
Other adjustments	3,833	(1,009)	(373)
Total income tax (benefit) expense	$(260,255)	$283	$(17,992)
Management’s analysis of all available positive and negative evidence as of March 31, 2025 resulted in the conclusion that the net deferred tax assets related to U.S. state and local jurisdictions, with the exception of certain state attributes, are more likely than not to be utilized. As such, the valuation allowance previously recorded against such net deferred tax assets has been reversed accordingly, resulting in a net income tax benefit of $4.8 million.
As of March 31, 2025, the Company continues to maintain a valuation allowance of $38.7 million with respect to certain U.S. federal and state deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $29.5 million with respect to its deferred tax assets in certain non-U.S. jurisdictions. The net change in the valuation allowance during the year ended March 31, 2025 was $27.7 million, of which $27.1 million impacted tax expense.

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2025	2024
Deferred tax assets:
Deferred revenue	$32,055	$26,088
Capitalized research and development costs	155,368	106,836
Accrued expenses	21,829	20,284
Share-based compensation	28,012	28,518
Operating lease liabilities	24,249	14,892
Net operating loss carryforwards	24,312	10,998
Intangible assets	303,835	—
Tax credit carryforwards	59,599	29,822
Other	4,683	3,070
Total deferred tax assets	653,942	240,508
Valuation allowance	(68,222)	(40,530)
Total deferred tax assets, net valuation allowance	585,720	199,978
Deferred tax liabilities:
Intangible assets	—	12,880
Operating lease right-of-use assets	22,267	12,826
Deferred commissions	33,632	33,798
Other	690	2,651
Total deferred tax liabilities	56,589	62,155
Net deferred tax assets	$529,131	$137,823
At March 31, 2025, the Company had non-U.S. net operating loss carryforwards of $133.8 million, of which $91.2 million expire in periods through 2045 if not utilized, and the remaining balance of $42.6 million may be carried forward indefinitely. The Company also had non-U.S. tax credit carryforwards of $19.3 million, of which $19.1 million expire in periods through 2030 if not utilized, and the remaining balance of $0.2 million may be carried forward indefinitely. Deferred tax assets of $26.2 million related to non-U.S. net operating losses and tax credit carryforwards are subject to valuation allowances as of March 31, 2025.
At March 31, 2025, the Company had U.S. state and local net operating loss carryforwards of $45.5 million, of which $41.3 million expire in periods through 2043 if not utilized, and the remaining balance of $4.2 million may be carried forward indefinitely. The Company also had U.S. federal tax credit carryforwards of $40.3 million, which expire in periods through 2035. Deferred tax assets of $38.7 million primarily related to U.S. federal tax credit carryforwards are subject to valuation allowances as of March 31, 2025.
During the fiscal year ended March 31, 2025, the Company made the determination that the unremitted foreign earnings associated with certain of its foreign subsidiaries are no longer indefinitely reinvested as a result of the IP Transfer. The Company recorded a deferred tax liability of $0.1 million related to the taxes expected to be imposed upon the repatriation of these unremitted foreign earnings that are not considered indefinitely reinvested. The Company has not provided for taxes on the excess of the amount for financial reporting over the tax basis of investments in certain other foreign subsidiaries in which the Company maintains its assertion that it intends these earnings to be indefinitely reinvested. Generally, these earnings will be treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a 100% dividend received deduction. The income taxes applicable to repatriating such earnings are not readily determinable.
Uncertain tax positions
The amount of gross unrecognized tax benefits (“UTBs”) was $20.2 million and $13.7 million as of March 31, 2025 and 2024, respectively, all of which would favorably affect the Company’s effective tax rate if recognized in future periods.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2025, 2024, and 2023 (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Gross unrecognized tax benefit, beginning of year	$13,668	$29,110	$15,017
Gross increases to tax positions for the current period	6,725	—	—
Gross increases to tax positions for prior periods	1,689	721	16,471
Gross decreases to tax positions for prior periods	—	(4,277)	(808)
Decreases related to settlements	—	(168)	(625)
Decreases due to lapse of statutes of limitations	(1,922)	(11,689)	(832)
Foreign currency translation	$8	$(29)	$(113)
Gross unrecognized tax benefit, end of year	$20,168	$13,668	$29,110
As of March 31, 2025 and 2024, the net interest and penalties payable associated with uncertain tax positions was $0.9 million and $1.1 million, respectively. During the years ended March 31, 2025, 2024, and 2023, the Company recognized a benefit of $0.3 million, $1.4 million, and expense of $1.0 million, respectively, related to interest and penalties.
The Company files tax returns in U.S. federal, state, and foreign jurisdictions and the tax returns are subject to examination by various domestic and international tax authorities. As of March 31, 2025, the Company has open U.S. federal tax years back to fiscal year 2022. The Company also has open years in certain significant state jurisdictions back to fiscal year 2019, and foreign jurisdictions back to 2015. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses. It is reasonably possible that approximately $3.0 million of certain U.S. and foreign UTBs may be recognized within the next 12 months as a result of a lapse in the statute of limitations.
10.    Accrued Expenses
Accrued expenses, current consists of the following (in thousands):

	March 31,
	2025	2024
Accrued employee - related expenses	$127,712	$127,100
Accrued tax liabilities	47,591	45,234
Income taxes payable	25,007	18,741
Other	52,193	42,600
Total accrued expenses, current	$252,503	$233,675
11.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (as amended to date, the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of March 31, 2025 and 2024, there were no amounts outstanding under the Credit Facility. There were $0.8 million of letters of credit issued as of March 31, 2025 and 2024. The Company had $399.2 million of availability under the Credit Facility as of March 31, 2025 and 2024.
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
The Company incurs fees with respect to the Credit Facility, including (i) a commitment fee ranging from 0.175% to 0.35% per annum, dependent on the Company’s leverage ratio, as defined per the Credit Facility, of the unused commitment under the Credit Facility; (ii) a fronting fee of 0.125% per annum of the face amount of each letter of credit; (iii) a participation fee equal to the applicable margin, as defined per the Credit Facility, applied to the daily average face amount of letters of credit; and (iv) customary administrative fees.

Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $1.0 million and $1.4 million of unamortized debt issuance costs as of March 31, 2025 and 2024, respectively.
Pursuant to the Credit Facility, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC and other wholly owned subsidiaries of the Company, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At March 31, 2025, the Company was in compliance with all applicable covenants.
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
The incurred debt issuance costs and original issuance discount are recorded as a reduction of the debt balance in the consolidated balance sheets and were amortized into interest expense over the term of the loans. The Company recognized $1.4 million of amortization of debt issuance costs and original issuance discount for the year ended March 31, 2023, which is included in the accompanying consolidated statements of operations.
During the year ended March 31, 2023, the Company terminated the First Lien Credit Agreement and repaid all outstanding borrowings, including accrued interest. The Company recognized a loss on debt extinguishment of $5.9 million within “Interest income (expense), net” in the consolidated statements of operations for the year ended March 31, 2023.
Interest expense
For the years ended March 31, 2025, 2024, and 2023, the Company recognized $1.0 million, $1.4 million, and $8.6 million in interest expense and amortization of debt issuance costs and original issuance discount, respectively.
12.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2026 to 2035. As of March 31, 2025, the weighted average remaining lease term was 6.1 years and the weighted average discount rate was 4.2%. The Company does not have any finance leases.
The following table presents information about leases on the consolidated statements of operations (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Operating lease expense (1)	$15,282	$15,522	$12,908
Short-term lease expense	$2,591	$2,033	$1,847
Variable lease expense	$1,412	$1,585	$891
_________________
(1) Presented gross of sublease income.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$19,950	$18,908	$16,098
Operating lease assets obtained in exchange for new operating lease liabilities	$21,198	$10,470	$24,323

As of March 31, 2025, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2026	$16,690
2027	15,488
2028	12,065
2029	11,052
2030	10,293
Thereafter	19,661
Total operating lease payments	85,249
Less: imputed interest	(9,886)
Total operating lease liabilities	$75,363
As of March 31, 2025, the Company had commitments of $97.0 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during fiscal year 2026, with lease terms ranging from 8 to 10 years.
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
Contractual commitments
The following table summarizes the Company’s contractual commitments as of March 31, 2025 (in thousands):

Total
Operating lease payments (1)	$182,295
Other commitments	600,502
Total contractual commitments	$782,797
_________________
(1) Includes commitments for operating leases that have not yet commenced.
14.    Shareholders’ Equity
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
For the year ended March 31, 2025, the Company repurchased and retired 3.4 million shares of its common stock for a total of $172.6 million. As of March 31, 2025, $327.4 million remained available for future repurchases.

15.    Share-based Compensation
The following table summarizes the components of total share-based compensation expense included in the consolidated statements of operations for each period presented (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Cost of revenue	$36,924	$26,622	$18,383
Research and development	100,866	69,543	41,406
Sales and marketing	77,336	65,762	51,147
General and administrative	56,577	46,969	35,938
Total share-based compensation expense	$271,703	$208,896	$146,874
The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $68.5 million, $64.1 million, and $38.1 million for the years ended March 31, 2025, 2024, and 2023, respectively.
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s board of directors (the “Board”), upon the recommendation of the compensation committee of the Board, adopted the 2019 Equity Incentive Plan (the “2019 Plan”) which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2025, 56,719,444 shares of common stock were available for future issuance under the 2019 Plan.
The awards granted under the 2019 Plan have varying terms but generally vest over a three- or four-year period, upon satisfaction of a service-based vesting condition, with 33% and 25% vesting one year after the grant date and the remaining vesting ratably on a quarterly basis over two and three years for three-year and four-year grants, respectively. From time to time, the Company also grants performance-based and market-based awards to certain key employees that generally vest over a three- or four-year period upon satisfaction of certain financial performance and relative total stockholder return performance targets established and approved by the Company’s Board for each fiscal year.
Stock options
The following table summarizes activity for stock options during the period ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2024	3,063	$22.56	5.6	$73,903
Exercised	(932)	22.52
Forfeited or expired	(59)	40.12
Balance, March 31, 2025	2,072	$22.07	4.6	$52,286
Options vested and expected to vest at March 31, 2025	2,072	$22.07	4.6	$52,286
Options vested and exercisable at March 31, 2025	2,068	$22.03	4.6	$52,286
There were no options granted during fiscal 2025, 2024, or 2023. The aggregate intrinsic value of options exercised during fiscal 2025, 2024, and 2023 was $28.1 million, $46.1 million, and $37.9 million, respectively. The grant date fair value of options vested during fiscal 2025, 2024, and 2023 was $1.6 million, $9.1 million, and $16.7 million, respectively.

As of March 31, 2025, the total unrecognized compensation expense related to non-vested stock options was $0.1 million and is expected to be recognized over a weighted average period of 0.2 years.
Restricted shares and units
The following table provides a summary of the changes in the number of RSAs and RSUs for the year ended March 31, 2025:

	Number of RSAs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2024	142	$49.05	9,852	$48.17
Granted	—	—	6,541	48.27
Vested	(47)	49.05	(5,228)	48.12
Forfeited	—	—	(1,141)	47.62
Balance, March 31, 2025	95	$49.05	10,024	$48.33
RSUs outstanding as of March 31, 2025 were comprised of 9.0 million RSUs with only service conditions and 1.0 million RSUs with both service and performance or market-based conditions (“PSUs”).
During the year ended March 31, 2025, the Company granted PSUs that contain financial performance conditions (the “Financial PSUs”) and PSUs based on relative total stockholder return performance (the “rTSR PSUs”). Both the Financial PSUs and rTSR PSUs are not earned if the applicable threshold percentage of the specific metric is not achieved. The maximum number of shares that may be earned is 200% of the target award. The PSUs are also subject to time-based vesting and are contingent upon the employee remaining employed by the Company or one of its subsidiaries through the applicable vesting date.
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
The Company estimated the fair value of rTSR PSUs on grant date using the Monte Carlo simulation model with the following assumptions:

Fiscal Year Ended March 31,
2025
Expected dividend yield	—
Expected volatility of the Company	44.5% - 44.8%
Average expected volatility of peer group	48.5% - 49.2%
Expected term (years)	0.6 - 2.8
Risk-free interest rate	3.9% - 4.5%
The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero. The expected volatility of the Company is based on the historical volatility of the Company’s common stock and the average expected volatility of the peer group is based on the average historical volatility of the constituents of the Russell 3000 index. The computation of expected term is based upon the remaining term of each performance period upon grant date. The risk-free interest rate is based on the continuously compounded U.S. Treasury yield curve in effect at the time of grant that corresponds with the longest remaining performance period.
The weighted average grant-date fair value of RSUs granted during fiscal 2025, 2024, and 2023 was $48.27, $51.60, and $40.42, respectively. The weighted average grant-date fair value of RSAs granted during fiscal 2024 was $49.05. There were no RSAs granted during the years ended March 31, 2025 and 2023.

The aggregate fair value of RSAs vested during fiscal 2025, 2024, and 2023 was $2.7 million, $0.2 million, and $6.8 million, respectively. The aggregate fair value of RSUs vested during fiscal 2025, 2024, and 2023 was $266.7 million, $220.3 million, and $82.1 million, respectively.
As of March 31, 2025, the total unrecognized compensation expense related to unvested RSAs is $5.0 million and is to be recognized over a weighted average period of 1.9 years. As of March 31, 2025, the total unrecognized compensation expense related to unvested RSUs was $378.0 million and is expected to be recognized over a weighted average period of 2.0 years.
Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1 by lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31, (ii) 3,500,000 shares of common stock, or (iii) such lesser number determined by the compensation committee. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the year ended March 31, 2025, 531,301 shares of common stock were purchased under the ESPP. As of March 31, 2025, 18,303,111 shares of common stock were available for future issuance under the ESPP.
As of March 31, 2025, there was approximately $1.3 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.
The Company estimated the fair value of the ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended March 31,
	2025	2024	2023
Expected dividend yield	—	—	—
Expected volatility	27.1% - 32.2%	32.2% - 51.6%	35.4% - 64.3%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	4.3% - 5.4%	4.7% - 5.4%	0.1% - 4.7%
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
16.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2025	2024	2023
Numerator:
Net income	$483,684	$154,632	$107,959
Denominator:
Weighted average shares outstanding, basic	298,384	294,051	287,700
Dilutive effect of share-based awards	5,218	5,229	3,917
Weighted average shares outstanding, diluted	303,602	299,280	291,617

Net income per share, basic	$1.62	$0.53	$0.38
Net income per share, diluted	$1.59	$0.52	$0.37

The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the years ended March 31, 2025, 2024, and 2023 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Stock options	74	130	952
Unvested RSAs and RSUs	209	203	776
17.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. In addition, the Company offers defined contribution plans to employees in certain countries outside the U.S and as of January 2024, a non-qualified deferred compensation plan to certain eligible employees. For the years ended March 31, 2025, 2024, and 2023, the Company made contributions of $7.9 million, $7.0 million and $6.3 million to the U.S. 401(k) Plan, respectively.
18.    Segment and Geographic Information
The Company’s CODM is its Chief Executive Officer. The CODM uses consolidated net income for purposes of making operating decisions, assessing financial performance and allocating resources in the budget and forecasting process and budget-to-actual reviews. As such, the Company has determined that it operates as one operating and reportable segment.
The CODM also utilizes expense information in order to assess the Company’s financial performance. The Company’s significant expenses and other segment items, as included in consolidated net income, are provided in the table below (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Revenue	$1,698,683	$1,430,530	$1,158,530

Adjusted cost of revenue(1)	267,559	221,508	187,766
Adjusted research and development expenses(1)	276,582	229,724	175,239
Adjusted sales and marketing expenses(1)	523,919	463,288	393,198
Adjusted general and administrative expenses(1)	137,083	117,771	110,536
Share-based compensation and related employer payroll taxes	287,147	222,884	153,065
Amortization of intangibles	26,802	38,558	41,856
Other segment items(2)	(304,093)	(17,835)	(11,089)
Segment net income	$483,684	$154,632	$107,959

Consolidated net income	$483,684	$154,632	$107,959
(1) Excludes share-based compensation; employer payroll taxes on employee stock transactions; amortization of intangibles; and transaction, restructuring and other-non-recurring or unusual items, which are independently reviewed by the CODM.
(2) Other segment items primarily includes interest income (expense), net; other (expense) income, net; and income tax benefit (expense), as reported in the consolidated statements of operations. Other segment items also includes $0.2 million, $8.4 million, and $4.1 million of transaction, restructuring and other-non-recurring or unusual items for the years ended March 31, 2025, 2024, and 2023, respectively.
The measure of segment assets is the total assets as reported in the consolidated balance sheets.
Revenue
Revenues by geography are based on the region of the Company’s contracting entity. Refer to Note 3, Revenue Recognition, for a disaggregation of revenue by geographic region.

Long-lived assets, net
The following table presents the Company’s net long-lived assets, which consists of property and equipment, net, and operating lease right-of-use asset, net, by geographic region for the periods presented (in thousands):

	March 31,
	2025	2024
North America	$36,522	$35,339
Europe, Middle East and Africa	88,255	73,892
Asia Pacific	3,577	5,041
Latin America	647	443
Total long-lived assets, net	$129,001	$114,715

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of March 31, 2025, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.
Our management performed an assessment of the effectiveness of our internal control over financial reporting at March 31, 2025, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2025.
Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2025.
The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report on the internal control over our financial reporting which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Dynatrace, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Dynatrace, Inc.’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynatrace, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and our report dated May 22, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Detroit, Michigan
May 22, 2025

ITEM 9B. OTHER INFORMATION
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act), except as described below. The trading arrangement described below is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On February 19, 2025, Stephen Lifshatz, a director of the Company, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of up to 10,000 shares of the Company’s common stock previously issued to him after the vesting of RSUs. The duration of the trading arrangement is from May 26, 2025 through May 19, 2026 (or earlier, if all transactions under the trading arrangement are completed).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Business Conduct and Ethics
We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. We intend to disclose any amendment or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions, by posting such information on our website available at http://ir.dynatrace.com and/or in our public filings with the SEC. To date, there have been no waivers granted under the Code of Business Conduct and Ethics to our directors, principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. We also have a human rights policy and a supplier code of conduct. The Code of Business Conduct and Ethics and these other policies are available at www.dynatrace.com/company/sustainability/.
Insider Trading Policies and Procedures
We have adopted an insider trading policy and related Rule 10b5-1 trading plan policy, which we believe are reasonably designed to promote compliance with applicable insider trading laws, rules, regulations, and NYSE listing standards. It is also our company’s policy to comply with applicable insider trading laws, rules, and regulations, and NYSE listing standards when engaging in transactions in company securities.
Our insider trading policy prohibits our officers, directors, employees, designated consultants, and their affiliated persons from trading in company securities while in possession of material nonpublic information about the company. The policy also prohibits tipping (i.e., disclosing material nonpublic information about our company to others who may trade of the basis of that information).
Under our insider trading policy, designated insiders may only trade in company securities during open trading windows at a time when they do not possess material nonpublic information about our company. We also require our executive officers, directors, and certain other employees to receive approval before trading in company securities.
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
We have adopted an additional policy that governs adoption, modification, and termination of written securities trading plans, known as Rule 10b5-1 plans, by our directors, executive officers, and certain other persons (“Covered Persons”). These plans are intended to take advantage of a safe harbor provided under SEC rules from liability for violating federal antifraud prohibitions that proscribe certain insider trading, including Section 10(b) of the Exchange Act. A qualifying Rule 10b5-1 plan may only be entered into when the individual is not in possession of material nonpublic information about the company and must authorize a broker to buy or sell shares of our common stock on a periodic basis pursuant to parameters established by the Covered Person when entering into the plan, without further direction from them. A Covered Person may amend or terminate a Rule 10b5-1 plan in certain circumstances. Our policy provides that all Rule 10b5-1 plans must comply with SEC rules applicable to the Rule 10b5-1 safe harbor and provides additional requirements and limitations. A Covered Person also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.
A copy of our insider trading policy and related Rule 10b5-1 trading plan policy has been filed as Exhibit 19.1 to this Annual Report.
The remaining information called for by this item will be set forth in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2025 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2025 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2025 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2025 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2025 and is incorporated herein by reference.
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
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated August 23, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2024).

3.3	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.3	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K, filed with the SEC on May 23, 2024).
10.1#	2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K, filed on May 28, 2021).
10.2#
Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (performance-based) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2024).

10.3#
Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (rTSR-based) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2024).

10.4#
Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (time-based) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2024).

10.5#
Form of restricted stock award agreement under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K, filed with the SEC on May 23, 2024).

10.6#	Form of stock option agreement under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on May 23, 2024).
10.7#	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2024).
10.8#	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
10.9#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on May 25, 2023).
10.10#	Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 8, 2024).
10.11#	Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 8, 2024).

10.12#
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 25, 2019).

10.13#
Executive Officer Amended and Restated Employment Agreement between the Registrant and Rick McConnell dated as of March 23, 2023 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed with the SEC on May 25, 2023).

10.14#
Executive Officer Employment Agreement between the Registrant and James Benson dated as of November 15, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2022).

10.15#
Executive Officer Employment Agreement between Dynatrace Austria GmbH and Bernd Greifeneder dated as of September 24, 2019 (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2021).

10.16#
Executive Officer Employment Agreement between Dynatrace Austria GmbH and Matthias Dollentz-Scharer dated as of September 19, 2019 (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022).

10.17#
Transition and Termination Agreement between Matthias Dollentz-Scharer and Dynatrace Austria GmbH dated April 21, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 22, 2025).

10.18#
Executive Officer Employment Agreement between the Registrant and Daniel Zugelder dated as of June 1, 2023 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2023).

10.19#*	Executive Officer Employment Agreement between the Registrant and Stephen McMahon dated as of April 4, 2025.
10.20
Credit Agreement among Dynatrace LLC, Dynatrace Intermediate LLC, BMO Harris Bank, N.A., and certain lenders parties thereto, dated as of December 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2022).

10.21
First Amendment dated as of June 17, 2024 to the Credit Agreement among Dynatrace LLC, Dynatrace Intermediate LLC, BMO Bank, N.A., and certain lenders parties thereto, dated as of December 2, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2024).

10.22
Second Amendment dated as of September 17, 2024 to the Credit Agreement among Dynatrace LLC, Dynatrace Intermediate LLC, BMO Bank, N.A., and certain lenders parties thereto, dated as of December 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2024).

10.23
Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC, and Declaration Affixing the Commencement Date of the Lease, dated November 15, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on July 5, 2019).

10.24
First Amendment dated July 23, 2019 to Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on May 25, 2023).

10.25
Second Amendment dated July 16, 2021 to Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on May 25, 2023).

10.26
Third Amendment dated October 31, 2024 to Office Lease, dated July 6, 2017, by and between BP Reservoir Place LLC and Dynatrace LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on January 30, 2025).

10.27
English Translation of Lease Agreement, dated as of March 28, 2017, by and between Neunteufel GmbH and Dynatrace Austria GmbH (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on July 5, 2019).

10.28
English Translation of Supplementary Agreement dated as of March 29, 2023 to the Lease Agreement dated as of March 28, 2017 by and between Neunteufel GmbH and Dynatrace Austria GmbH (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on May 25, 2023).

10.29
English Translation of Amendment Agreement dated as of August 2, 2023 to the Supplementary Agreement dated as of March 29, 2023 to the Lease Agreement dated as of March 28, 2017 by and between Neunteufel GmbH and Dynatrace Austria GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2023).

10.30
English Translation of Second Amendment Agreement dated as of December 21, 2023 to the Supplementary Agreement dated as of March 29, 2023 to the Lease Agreement dated as of March 28, 2017 by and between Neunteufel GmbH and Dynatrace Austria GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 8, 2024).

19.1	Insider Trading Policy and related Rule 10b5-1 Trading Plan Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on May 23, 2024).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on May 23, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRACE, INC.

Date:	May 22, 2025	By:	/s/ Rick McConnell
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

Signature	Title	Date

/s/ Rick McConnell	Chief Executive Officer and Director (Principal Executive Officer)	May 22, 2025
Rick McConnell

/s/ James Benson	Chief Financial Officer and Treasurer (Principal Financial Officer)	May 22, 2025
James Benson
/s/ Daniel Yates	Chief Accounting Officer (Principal Accounting Officer)	May 22, 2025
Daniel Yates

/s/ Jill Ward	Director, Board Chair	May 22, 2025
Jill Ward

/s/ Lisa Campbell	Director	May 22, 2025
Lisa Campbell

/s/ Michael Capone	Director	May 22, 2025
Michael Capone

/s/ Amol Kulkarni	Director	May 22, 2025
Amol Kulkarni

/s/ Stephen Lifshatz	Director	May 22, 2025
Stephen Lifshatz

/s/ Steve Rowland	Director	May 22, 2025
Steve Rowland

/s/ Kirsten Wolberg	Director	May 22, 2025
Kirsten Wolberg