Form 10-Q
period 2025-06-30
Dynatrace, Inc.
filed 2025-08-06
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-39010

Dynatrace, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	47-2386428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Congress Street, 11th Floor
Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 530-1000

1601 Trapelo Road, Suite 116
Waltham, Massachusetts 02451
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

The Registrant had 301,506,242 shares of common stock outstanding as of August 4, 2025.

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
These forward-looking statements include, but are not limited to, plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts and statements identified by words such as “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies, and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations, or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation, the risks set forth in the summary below, in Part II, Item 1A. entitled “Risk Factors” in this Quarterly Report, and in our other U.S. Securities and Exchange Commission (“SEC”) filings. We assume no obligation to update any forward-looking statements contained in this Quarterly Report as a result of new information, future events, or otherwise.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2025	March 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,247,381	$1,017,039
Short-term investments	99,013	96,189
Accounts receivable, net	292,086	624,437
Deferred commissions, current	112,430	109,895
Prepaid expenses and other current assets	100,909	83,901
Total current assets	1,851,819	1,931,461
Long-term investments	50,641	51,648
Property and equipment, net	66,002	61,522
Operating lease right-of-use assets, net	79,214	67,479
Goodwill	1,343,839	1,336,435
Intangible assets, net	25,460	25,534
Deferred tax assets, net	527,791	529,550
Deferred commissions, non-current	95,630	95,297
Other assets	40,539	40,752
Total assets	$4,080,935	$4,139,678

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$7,989	$27,286
Accrued expenses, current	207,023	252,503
Deferred revenue, current	1,002,189	1,087,518
Operating lease liabilities, current	15,316	13,979
Total current liabilities	1,232,517	1,381,286
Deferred revenue, non-current	47,186	50,989
Accrued expenses, non-current	30,074	24,452
Operating lease liabilities, non-current	72,432	61,384
Deferred tax liabilities	440	419
Total liabilities	1,382,649	1,518,530
Commitments and contingencies (Note 9)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 301,715,672 and 299,813,048 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively	302	300
Additional paid-in capital	2,399,604	2,370,563
Retained earnings	332,882	284,927
Accumulated other comprehensive loss	(34,502)	(34,642)
Total shareholders' equity	2,698,286	2,621,148
Total liabilities and shareholders' equity	$4,080,935	$4,139,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended June 30,
	2025	2024
Revenue:
Subscription	$457,507	$381,576
Service	19,842	17,644
Total revenue	477,349	399,220
Cost of revenue:
Cost of subscription	65,018	53,572
Cost of service	19,355	16,802
Amortization of acquired technology	836	4,379
Total cost of revenue	85,209	74,753
Gross profit	392,140	324,467

Operating expenses:
Research and development	108,172	87,578
Sales and marketing	165,314	145,106
General and administrative	56,304	44,978
Amortization of other intangibles	12	4,776
Total operating expenses	329,802	282,438
Income from operations	62,338	42,029
Interest income, net	12,295	12,775
Other income (expense), net	6,757	(2,035)
Income before income taxes	81,390	52,769
Income tax expense	(33,435)	(14,149)
Net income	$47,955	$38,620
Net income per share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13
Weighted average shares outstanding:
Basic	300,153	297,358
Diluted	304,160	300,966
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended June 30,
	2025	2024
Net income	$47,955	$38,620
Other comprehensive income (loss)
Foreign currency translation adjustment	185	(222)
Unrealized losses on available-for-sale investments, net of taxes	(45)	(100)
Total other comprehensive income (loss)	140	(322)
Comprehensive income	$48,095	$38,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended June 30, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2025	299,813	$300	$2,370,563	$284,927	$(34,642)	$2,621,148
Other comprehensive income	—	—	—	—	140	140
Restricted stock units vested	2,622	3	(3)	—	—	—
Restricted stock awards granted	41	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	254	—	11,871	—	—	11,871
Exercise of stock options	112	—	2,415	—	—	2,415
Shares withheld for employee taxes	(221)	—	(12,107)	—	—	(12,107)
Repurchases of common stock	(905)	(1)	(45,030)	—	—	(45,031)
Share-based compensation	—	—	71,895	—	—	71,895
Net income	—	—	—	47,955	—	47,955
Balance, June 30, 2025	301,716	$302	$2,399,604	$332,882	$(34,502)	$2,698,286

	Three Months Ended June 30, 2024
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2024	296,963	$297	$2,249,349	$(198,757)	$(35,399)	$2,015,490
Other comprehensive loss	—	—	—	—	(322)	(322)
Restricted stock units vested	2,026	2	(2)	—	—	—
Issuance of common stock related to employee stock purchase plan	262	—	10,389	—	—	10,389
Exercise of stock options	201	—	4,215	—	—	4,215
Shares withheld for employee taxes	(178)	—	(8,306)	—	—	(8,306)
Repurchases of common stock	(1,093)	(1)	(50,107)	—	—	(50,108)
Share-based compensation	—	—	57,657	—	—	57,657
Net income	—	—	—	38,620	—	38,620
Balance, June 30, 2024	298,181	$298	$2,263,195	$(160,137)	$(35,721)	$2,067,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$47,955	$38,620
Adjustments to reconcile net income to cash provided by operations:
Depreciation	5,095	4,305
Amortization	1,366	9,672
Share-based compensation	71,895	57,657
Deferred income taxes	3,750	(22,649)
Other	(7,051)	1,601
Net change in operating assets and liabilities:
Accounts receivable	343,732	355,441
Deferred commissions	2,727	2,121
Prepaid expenses and other assets	(8,840)	(8,064)
Accounts payable and accrued expenses	(73,110)	(78,265)
Operating leases, net	605	1,791
Deferred revenue	(118,432)	(131,489)
Net cash provided by operating activities	269,692	230,741

Cash flows from investing activities:
Purchase of property and equipment	(7,482)	(3,359)
Capitalized software additions	(194)	—
Acquisition of a business, net of cash acquired	—	(100)
Purchases of investments	(28,824)	(40,886)
Proceeds from sales and maturities of investments	28,052	8,750
Net cash used in investing activities	(8,448)	(35,595)

Cash flows from financing activities:
Payments of deferred consideration related to acquisition of a business	(2,210)	—
Payments of deferred consideration related to capitalized software additions	(552)	(552)
Proceeds from employee stock purchase plan	11,871	10,389
Proceeds from exercise of stock options	2,415	4,215
Repurchases of common stock	(45,031)	(48,556)
Taxes paid related to net share settlement of equity awards	(10,347)	(8,306)
Net cash used in financing activities	(43,854)	(42,810)

Effect of exchange rates on cash and cash equivalents	12,952	(1,004)

Net increase in cash and cash equivalents	230,342	151,332

Cash and cash equivalents, beginning of period	1,017,039	778,983
Cash and cash equivalents, end of period	$1,247,381	$930,315

Supplemental cash flow data:
Cash paid for interest	$181	$184
Cash paid for tax, net	$30,548	$24,918
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
Fiscal year
The Company’s fiscal year ends on March 31. References to fiscal 2026, for example, refer to the fiscal year ending March 31, 2026.
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of June 30, 2025 and the interim condensed consolidated statements of operations, statements of comprehensive income, statements of shareholders’ equity, and statement of cash flows for the three months ended June 30, 2025 and 2024 and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2025 and its results of operations and cash flows for the three months ended June 30, 2025 and 2024 are in accordance with GAAP. The results for the three months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”).
Use of estimates
The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Management evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to revenue recognition, including the stand-alone selling price for each distinct performance obligation in customer contracts with multiple performance obligations and variable consideration, the allowance for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of long-lived assets, the period of benefit for deferred commissions, income taxes, share-based compensation expense, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Management bases these estimates on historical experiences and on various other assumptions that the Company believes are reasonable. Actual results could differ from those estimates.
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

Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and application of all segment disclosure requirement to entities with a single reportable segment. ASU 2023-07 was effective for the Company’s annual periods beginning fiscal 2025 and interim periods beginning the first quarter of fiscal 2026. Effective March 31, 2025, the Company adopted the new standard on a retrospective basis. For further information, refer to Note 13, Segment and Geographic Information.
Recently issued accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in the income tax rate reconciliation table and disaggregates the income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which is the Company’s fiscal 2026. The Company is currently evaluating the impact ASU 2023-09 will have on its financial statement disclosures.
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
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region based on customer location (in thousands, except percentages):

	Three Months Ended June 30,
	2025		2024
	Amount	%	Amount	%
North America	$244,064	51%	$204,375	51%
Europe, Middle East and Africa	152,034	32%	125,098	31%
Asia Pacific	44,883	9%	38,728	10%
Latin America	36,368	8%	31,019	8%
Total revenue	$477,349		$399,220
Effective April 1, 2025, the Company evaluates total revenue by geographic region based on the location of the customer (or end-customer under partner transactions) per the executed contract, rather than based on the location of the Company’s contracting entity. Prior period amounts have been recast to conform to the current period presentation.
For the three months ended June 30, 2025 and 2024, the United States was the only country that represented more than 10% of the Company’s revenue, constituting $212.1 million and 44% and $187.2 million and 47% of total revenue, respectively.
Revenue recognized during the three months ended June 30, 2025 and 2024, which was included in the deferred revenue balance at the beginning of each respective period, was $409.7 million and $358.3 million, respectively.
Remaining performance obligations
As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,918.9 million, which consists of both billed consideration in the amount of $1,049.4 million and unbilled consideration in the amount of $1,869.5 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 53% of the total remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

Variable consideration
The Company’s subscriptions include a minimum commitment with variable on-demand consumption fees for excess usage, representing a form of variable consideration. The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. The Company estimates variable consideration based on historical prevalence of on-demand consumption fees. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.
Contract assets
As of June 30, 2025 and March 31, 2025, contract assets of $14.0 million and $1.6 million, respectively, were included in accounts receivable, net, on the Company’s condensed consolidated balance sheets.
4.     Investments and Fair Value Measurements
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale investments, including those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$105,523	$172	$(16)	$105,679
Corporate debt securities	24,463	74	(11)	24,526
Commercial paper	7,434	—	(1)	7,433
U.S. government agency securities	13,161	1	(10)	13,152
Total	$150,581	$247	$(38)	$150,790

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$108,045	$223	$(12)	$108,256
Corporate debt securities	22,457	71	(14)	22,514
Commercial paper	7,778	2	(1)	7,779
U.S. government agency securities	12,744	2	(3)	12,743
Total	$151,024	$298	$(30)	$151,292
Unrealized gains and losses on available-for-sale investments, net of tax, are included within accumulated other comprehensive loss in the condensed consolidated balance sheet. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on the evaluation of available evidence, the Company does not believe any unrealized losses on its investments as of June 30, 2025 represent credit losses.
As of June 30, 2025, the fair values of available-for-sale investments, excluding those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets, are as follows by remaining contractual maturity (in thousands):

June 30, 2025
Due within one year	$99,013
Due in one year through five years	49,185
Total	$148,198

The Company offers a non-qualified deferred compensation plan to eligible U.S. employees and directors. The Company held $1.5 million and $0.7 million of investments in mutual funds that are associated with this plan and were classified as restricted trading securities as of June 30, 2025 and March 31, 2025, respectively. These securities are not included in the tables above but are included as investments in the condensed consolidated balance sheets.
The following tables present the Company’s financial assets that have been measured at fair value on a recurring basis as of June 30, 2025 and March 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$818,589	$—	$—	$818,589
U.S. treasury securities	—	1,349	—	1,349
Commercial paper	—	1,243	—	1,243
Investments:
Mutual funds	1,456	—	—	1,456
U.S. treasury securities	—	104,330	—	104,330
Corporate debt securities	—	24,526	—	24,526
Commercial paper	—	6,190	—	6,190
U.S. agency securities	—	13,152	—	13,152
Total financial assets	$820,045	$150,790	$—	$970,835

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$679,675	$—	$—	$679,675
U.S. treasury securities	—	1,577	—	1,577
Commercial paper	—	1,596	—	1,596
U.S. government agency securities	—	996	—	996
Investments:
Mutual funds	714	—	—	714
U.S. treasury securities	—	106,679	—	106,679
Corporate debt securities	—	22,514	—	22,514
Commercial paper	—	6,183	—	6,183
U.S. government agency securities	—	11,747	—	11,747
Total financial assets	$680,389	$151,292	$—	$831,681
The Company recorded interest income from its cash, cash equivalents, and investments of $12.5 million and $12.9 million for the three months ended June 30, 2025 and 2024, respectively.
5.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the three months ended June 30, 2025 consists of the following (in thousands):

June 30, 2025
Balance, beginning of period	$1,336,435
Foreign currency impact	7,404
Balance, end of period	$1,343,839

Intangible assets, net, excluding goodwill, consists of the following (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$223,829	$(198,513)	$25,316
Customer relationships	351,772	(351,628)	144
Trademarks and tradenames	55,003	(55,003)	—
Total intangible assets	$630,604	$(605,144)	$25,460

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$221,966	$(196,582)	$25,384
Customer relationships	351,761	(351,611)	150
Trademarks and tradenames	55,003	(55,003)	—
Total intangible assets	$628,730	$(603,196)	$25,534
Amortization of intangible assets totaled $1.4 million and $9.7 million for the three months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the estimated future amortization expense of the Company’s intangible assets is as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2026 (remaining nine months)	$4,186
2027	5,581
2028	5,577
2029	4,666
2030	3,405
Thereafter	2,045
Total	$25,460
6.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended June 30, 2025 was 41.1% compared to 26.8% for the three months ended June 30, 2024. The increase in the effective tax rate for the three months ended June 30, 2025 was impacted by the intra-entity asset transfer of the global economic rights of the Company’s IP to Switzerland in fiscal 2025 resulting in an increase to the global intangible low-taxed income (“GILTI”) inclusion, primarily due to an increase in capitalized research and development expenses within GILTI, a decrease to the foreign-derived intangible income deduction, and establishment of a current year uncertain tax position. Dynatrace elects to treat GILTI as a period cost for GAAP purposes.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. The OBBBA includes changes to U.S. tax law that will be applicable to the Company beginning in fiscal 2026. These changes include provisions allowing accelerated tax deductions for research expenditures. The Company is in the process of evaluating the impact of the OBBBA to its consolidated financial statements.

7.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (as amended to date, the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of June 30, 2025 and March 31, 2025, there were no amounts outstanding under the Credit Facility. There were $1.0 million and $0.8 million of letters of credit issued as of June 30, 2025 and March 31, 2025, respectively. The Company had $399.0 million and $399.2 million of availability under the Credit Facility as of June 30, 2025 and March 31, 2025, respectively.
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
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the condensed consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $0.9 million and $1.0 million of unamortized debt issuance costs as of June 30, 2025 and March 31, 2025, respectively.
Pursuant to the Credit Facility, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC and other wholly owned subsidiaries of the Company, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At June 30, 2025, the Company was in compliance with all applicable covenants.
Interest expense
Interest expense, including amortization of debt issuance costs and original issuance discount, was $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively.
8.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2026 to 2035. As of June 30, 2025, the weighted average remaining lease term was 6.2 years and the weighted average discount rate was 4.3%. The Company did not have any finance leases as of June 30, 2025.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2025	2024
Operating lease expense	$3,883	$4,132
Short-term lease expense	$687	$601
Variable lease expense	$295	$487

The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Three Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$4,145	$5,190
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$12,280	$16,505
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.

As of June 30, 2025, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2026	$13,740
2027	18,605
2028	14,801
2029	13,644
2030	12,797
Thereafter	26,160
Total operating lease payments	99,747
Less: imputed interest	(11,999)
Total operating lease liabilities	$87,748

As of June 30, 2025, the Company had commitments of $91.8 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during fiscal year 2026 with lease terms ranging from 2 years to 10 years.
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
For the three months ended June 30, 2025 and 2024, the Company repurchased and retired 0.9 million and 1.1 million shares of its common stock for a total of $45.0 million and $50.1 million, respectively. As of June 30, 2025, $282.4 million remained available for future repurchases.
11.    Share-based Compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended June 30,
	2025	2024
Cost of revenue	$9,850	$7,730
Research and development	26,861	21,580
Sales and marketing	20,034	16,022
General and administrative	15,150	12,325
Total share-based compensation	$71,895	$57,657
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s Board of Directors (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the 2019 Plan. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2025, 63,169,133 shares of common stock were available for future issuance under the 2019 Plan.
Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) for the three months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSAs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2025	10,024	$48.33	95	$49.05
Granted	5,842	55.78	41	49.05
Vested	(2,622)	47.39	(29)	49.05
Forfeited	(196)	48.33	—	—
Balance, June 30, 2025	13,048	$51.85	107	$49.05
RSUs outstanding as of June 30, 2025 were comprised of 11.6 million RSUs with only service conditions and 1.4 million RSUs with both service and performance or market-based conditions (“PSUs”).
During the three months ended June 30, 2025, the Company granted PSUs that contain financial performance conditions (the “Financial PSUs”) and PSUs based on relative total stockholder return performance (the “rTSR PSUs”). Both the Financial PSUs and rTSR PSUs are not earned if the applicable threshold percentage of the specific metric is not achieved. The maximum number of shares that may be earned is 200% of the target award. The PSUs are also subject to time-based vesting and are contingent upon the employee remaining employed by the Company or one of its subsidiaries through the applicable vesting dates.
The Financial PSUs generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years. The number of shares that may be earned pursuant to the Financial PSUs is based on specific Company metrics related to the Company’s fiscal year ending March 31, 2026.
The rTSR PSUs generally vest 33% annually after the grant date. The number of shares that may be earned pursuant to the rTSR PSUs is based on the Company’s stock price performance relative to companies that are the constituents of the Russell 3000 index over performance periods of one, two, and three fiscal years that began on April 1, 2025.
As of June 30, 2025, the total unrecognized compensation expense related to unvested RSAs is $4.2 million and is to be recognized over a weighted average period of 1.5 years. As of June 30, 2025, the total unrecognized compensation expense related to unvested RSUs was $617.4 million and is expected to be recognized over a weighted average period of 2.3 years.
Stock options
The following table summarizes activity for stock options during the three months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2025	2,072	$22.07
Exercised	(112)	21.58
Forfeited or expired	(18)	23.74
Balance, June 30, 2025	1,942	$22.09	4.3	$64,340
Options vested and expected to vest at June 30, 2025	1,942	$22.09	4.3	$64,340
Options vested and exercisable at June 30, 2025	1,942	$22.08	4.3	$64,340

As of June 30, 2025, the total unrecognized compensation expense related to non-vested stock options was immaterial.
Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (“ESPP”). The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. During the three months ended June 30, 2025, 254,204 shares of common stock were purchased under the ESPP. As of June 30, 2025, 21,047,506 shares of common stock were available for future issuance under the ESPP.
As of June 30, 2025, there was approximately $3.4 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.
12.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2025	2024
Numerator:
Net income	$47,955	$38,620
Denominator:
Weighted average shares outstanding, basic	300,153	297,358
Dilutive effect of share-based awards	4,007	3,608
Weighted average shares outstanding, diluted	304,160	300,966

Net income per share, basic	$0.16	$0.13
Net income per share, diluted	$0.16	$0.13
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three months ended June 30, 2025 and 2024 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended June 30,
	2025	2024
Stock options	44	124
Unvested RSAs and RSUs	1,951	2,012
Shares committed under ESPP	13	2
13.    Segment and Geographic Information
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM uses consolidated net income for purposes of making operating decisions, assessing financial performance and allocating resources in the budget and forecasting process and budget-to-actual reviews. As such, the Company has determined that it operates as one operating and reportable segment.

The CODM also utilizes expense information in order to assess the Company’s financial performance. The Company’s significant expenses and other segment items, as included in consolidated net income, are provided in the table below (in thousands):

	Three Months Ended June 30,
	2025	2024
Revenue	$477,349	$399,220

Adjusted cost of revenue(1)	73,107	61,758
Adjusted research and development expenses(1)	77,908	63,586
Adjusted sales and marketing expenses(1)	142,979	127,580
Adjusted general and administrative expenses(1)	40,249	32,046
Share-based compensation and related employer payroll taxes	79,920	63,066
Amortization of intangibles	848	9,155
Other segment items(2)	14,383	3,409
Segment net income	47,955	38,620

Consolidated net income	$47,955	$38,620
(1) Excludes share-based compensation; employer payroll taxes on employee stock transactions; amortization of intangibles; and transaction, restructuring and other-non-recurring or unusual items, which are independently reviewed by the CODM.
(2) Other segment items primarily includes interest income, net; other income (expense), net; and income tax expense, as reported in the condensed consolidated statements of operations. There were no transaction, restructuring, or other non-recurring or unusual items for the three months ended June 30, 2025 and 2024.
Revenue
Revenues by geography are based on the location of the customer (or end-customer under partner transactions). Refer to Note 3, Revenue Recognition, for a disaggregation of revenue by geographic region.
Long-lived assets, net
The following table presents the Company’s long-lived assets, net, which consists of property and equipment, net, and operating lease right-of-use asset, net, by geographic region for the periods presented (in thousands):

	June 30, 2025	March 31, 2025
North America	$46,896	$36,522
Europe, Middle East and Africa	93,847	88,255
Asia Pacific	3,810	3,577
Latin America	663	647
Total long-lived assets, net	$145,216	$129,001

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United State of America (“GAAP”) and applicable SEC rules and regulations regarding interim financial reporting. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”). These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on March 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
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
We generate revenue primarily by selling subscriptions, which we define as Software-as-a-Service (“SaaS”) agreements, term-based licenses, and maintenance and support agreements. The majority of our customers deploy Dynatrace as a SaaS solution to get the latest Dynatrace features and updates with greatly reduced administrative effort. We also provide options to deploy our platform in customer-provisioned infrastructure.
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
First-Quarter 2026 Financial Highlights
Our financial highlights for the three months ended June 30, 2025 were:
•Our annual recurring revenue (“ARR”) was $1,822 million as of June 30, 2025, which reflected 18% growth year-over-year;
•Our total revenue was $477 million, which reflected 20% growth year-over-year;
•Our subscription revenue was $458 million, which reflected 20% growth year-over-year;
•We delivered GAAP income from operations of $62 million and non-GAAP income from operations(1) of $143 million; and

•Our net cash provided by operating activities and free cash flow(1) was $270 million and $262 million, respectively.
(1) Non-GAAP financial measure. For additional information, please see the “Key Metrics” section below for applicable definitions and the “Non-GAAP Financial Results” section below for a reconciliation to the most directly comparable GAAP financial measure.
We believe in a disciplined and balanced approach to operating our business. We plan to continue driving innovation to meet customers’ needs and grow our customer relationships. We also plan to invest in future growth opportunities that we expect will drive long-term value, while leveraging our global partner ecosystem, optimizing costs, and improving efficiency and profitability.
We believe this approach is even more important at this time as we navigate the current macroeconomic environment, which can include geopolitical considerations, tariffs and trade policies, fluctuations in credit, equity, and foreign currency markets, changes in inflation, interest rates, consumer confidence and spending, and other factors that may affect the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles. In the ongoing dynamic macroeconomic landscape, we have seen resiliency in our industry and we remain confident in our ability to execute in this environment. Please see the section titled “Risk Factors” included under Part II, Item 1A of this Quarterly Report for further discussion of the possible impact of macroeconomic conditions on our business and regarding fluctuations in our annual and quarterly operating results.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
•Extend our technology and market leadership position. We intend to maintain our position as a leading AI-powered observability platform through increased investment in innovation, research and development, and innovation. We plan to expand the functionality of our end-to-end Dynatrace platform and invest in capabilities that address new market opportunities. For example, in fiscal 2026, we believe we are well positioned to grow our next generation log management offering, which integrates logs, traces, metrics, and other core observability and security data types into a single platform, providing customers with greater value than legacy log management solutions that are viewed as too expensive, providing too little value, or largely operating independently from existing monitoring tools. We also plan to evolve our AI capabilities to drive differentiation, with a focus on evolving into an agentic AI platform that can act autonomously to make decisions and take actions without human intervention. We believe this strategy will enable new growth opportunities and allow us to deliver differentiated high-value outcomes to our customers.
•Expand and strengthen our relationships with existing customers. We plan to establish new and deeper relationships within our existing customers’ organizations and expand the breadth of our platform capabilities to provide for expansion opportunities. In addition, we believe the ease of implementation of Dynatrace provides us with the opportunity to expand adoption within our existing enterprise customers, across new customer applications, with cloud-native and development teams, and into additional business units or divisions. We also believe that our DPS licensing model will drive broader consumption of the Dynatrace platform and further expansion opportunities for customers that prefer the flexibility and predictability of pricing under that model. Over 45% of our customer base and over 65% of our ARR leveraged this flexible, scalable, and transparent subscription approach as of June 30, 2025. With access to the full Dynatrace platform, DPS customers are able to adopt Dynatrace more broadly across their IT environments, which can lead to increased consumption.
•Grow our customer base. We intend to drive new customer growth through ongoing investments in our go-to-market strategy focused on customer segmentation, partner enablement, and continued expansion of our sales motion beyond application performance to include end-to-end observability, tool consolidation, and cloud modernization. We are focused on the largest 15,000 global enterprise accounts, which generally have annual revenues in excess of $1 billion and more complex IT ecosystems and cloud environments. We have also increased the focus of our sales force on the largest 500 global companies and strategic enterprise accounts. In addition, we plan to expand our reach internationally to what we believe are large, mostly untapped, markets for our company, while leveraging our sector specialization globally.
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

Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of June 30,
	2025	2024
	(in thousands, except percentages)
Total ARR	$1,822,205	$1,540,631
Year-over-year increase	18%	19%
Dollar-based net retention rate	111%	112%

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Non-GAAP income from operations(1)	$143,106	$114,250
Free cash flow(1)	262,016	227,382
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

The tables below provide a reconciliation of our non-GAAP income from operations and free cash flow to their most directly comparable GAAP measure:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
GAAP income from operations	$62,338	$42,029
Share-based compensation	71,895	57,657
Employer payroll taxes on employee stock transactions	8,025	5,409
Amortization of intangibles	848	9,155
Transaction, restructuring, and other	—	—
Non-GAAP income from operations	$143,106	$114,250

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$269,692	$230,741
Purchase of property and equipment	(7,482)	(3,359)
Capitalized software additions	(194)	—
Free cash flow	$262,016	$227,382
Key Components of Results of Operations
Revenue
Revenue includes subscriptions and services.
Subscription. Our subscription revenue consists of (i) SaaS agreements, (ii) term-based licenses which are recognized ratably over the contract term, and (iii) maintenance and support agreements. We typically invoice SaaS subscription fees and term licenses annually in advance and recognize subscription revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. See the section titled “Revenue Recognition” within the footnote titled “Significant Accounting Policies” included in Part II, Item 8 of our Annual Report for more information.
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
General and administrative. General and administrative expenses primarily consist of the personnel and facility-related costs for our executive, finance, legal, people and culture and administrative personnel, and other corporate expenses, including those associated with our ongoing public reporting obligations. We anticipate continuing to incur additional expenses as we continue to invest in the growth of our operations.
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
Interest Income, Net
Interest income, net, consists primarily of interest income from money market funds, bank deposits, debt securities held as investments, and certificates of deposits, partially offset by interest expense associated with fees on our Credit Facility (as defined later in this section) and amortization of debt issuance costs.
Other Income (Expense), Net
Other income (expense), net, consists primarily of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the net global intangible low-taxed income (“GILTI”) inclusion, (2) foreign withholding taxes, and (3) nondeductible executive compensation. We expect these items to continue to affect our income tax rate and income tax expense.

Pillar Two proposal
Many countries have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to a 15% global minimum tax issued by the Organization for Economic Cooperation and Development (“OECD”). For fiscal 2026, we do not expect these provisions to have a material impact on our condensed consolidated financial statements based on the guidance available thus far. We will continue to monitor ongoing developments and evaluate any potential impact on future periods.
U.S. Tax Legislation
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. The OBBBA includes changes to U.S. tax law that will be applicable to our company beginning in fiscal 2026. These changes include provisions allowing accelerated tax deductions for research expenditures. We are in the process of evaluating the impact of the OBBBA to our condensed consolidated financial statements.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025		2024
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$457,507	96%	$381,576	96%
Service	19,842	4%	17,644	4%
Total revenue	477,349	100%	399,220	100%
Cost of revenue:
Cost of subscription	65,018	14%	53,572	13%
Cost of service	19,355	4%	16,802	5%
Amortization of acquired technology	836	—%	4,379	1%
Total cost of revenue(1)	85,209	18%	74,753	19%
Gross profit	392,140	82%	324,467	81%

Operating expenses:
Research and development(1)	108,172	23%	87,578	22%
Sales and marketing(1)	165,314	35%	145,106	36%
General and administrative(1)	56,304	12%	44,978	11%
Amortization of other intangibles	12	—%	4,776	1%
Total operating expenses	329,802		282,438
Income from operations	62,338	13%	42,029	11%
Interest income, net	12,295		12,775
Other income (expense), net	6,757		(2,035)
Income before income taxes	81,390		52,769
Income tax expense	(33,435)		(14,149)
Net income	$47,955		$38,620
(1)  Includes share-based compensation expense as follows:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Cost of revenue	$9,850	$7,730
Research and development	26,861	21,580
Sales and marketing	20,034	16,022
General and administrative	15,150	12,325
Total share-based compensation	$71,895	$57,657
Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Subscription	$457,507	$381,576	$75,931	20%
Service	19,842	17,644	2,198	12%
Total revenue	$477,349	$399,220	$78,129	20%
Subscription
Subscription revenue increased by $75.9 million, or 20%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to existing customers expanding their use of the Dynatrace platform combined with the adoption of our solutions by new customers. In addition, variable on-demand consumption revenue increased $9.1 million as compared to the three months ended June 30, 2024, primarily driven by a $7.4 million benefit due to a variable consideration change in estimate.
Service
Service revenue increased by $2.2 million, or 12%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily due to growth in customer demand for product enablement and adoption services.
Cost of Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$65,018	$53,572	$11,446	21%
Cost of service	19,355	16,802	2,553	15%
Amortization of acquired technology	836	4,379	(3,543)	(81%)
Total cost of revenue	$85,209	$74,753	$10,456	14%
Cost of subscription
Cost of subscription increased by $11.4 million, or 21%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily due to increased cloud-based hosting costs of $7.1 million to support the growing usage of the Dynatrace SaaS platform and increased personnel costs of $4.1 million, inclusive of a $1.5 million increase in share-based compensation, largely due to headcount growth to support our growing customer base.
Cost of service
Cost of service increased by $2.6 million, or 15%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily the result of increased personnel costs of $3.1 million, inclusive of a $0.7 million increase in share-based compensation, as our service delivery organization has scaled to support our product enablement and adoption within our customer base.

Amortization of acquired technology
Amortization of acquired technology decreased by $3.5 million, or 81%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily the result of certain acquired technology becoming fully amortized during fiscal 2025.
Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$392,489	$328,004	$64,485	20%
Service	487	842	(355)	(42%)
Amortization of acquired technology	(836)	(4,379)	3,543	(81%)
Total gross profit	$392,140	$324,467	$67,673	21%
Gross margin:
Subscription	86%	86%
Service	2%	5%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	81%
Subscription
Subscription gross profit increased by $64.5 million, or 20%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Subscription gross margin remained consistent at 86%.
Service
Service gross profit decreased by $0.4 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Service gross margin decreased to 2% for the three months ended June 30, 2025 compared to 5% for the three months ended June 30, 2024. The decrease in gross profit and gross margin was primarily due to increased share-based compensation expense.
Operating Expenses

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$108,172	$87,578	$20,594	24%
Sales and marketing	165,314	145,106	20,208	14%
General and administrative	56,304	44,978	11,326	25%
Amortization of other intangibles	12	4,776	(4,764)	(100%)
Total operating expenses	$329,802	$282,438	$47,364	17%
Research and development
Research and development expenses increased by $20.6 million, or 24%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily the result of increased personnel costs of $18.3 million, inclusive of a $5.3 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of the Dynatrace platform. Cloud-based hosting costs incurred in developing our platform also increased by $1.4 million.

Sales and marketing
Sales and marketing expenses increased by $20.2 million, or 14%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily due to increased personnel costs of $19.5 million, inclusive of a $4.0 million increase in share-based compensation, due to headcount growth as we continue to invest in our go-to-market strategy.
General and administrative
General and administrative expenses increased $11.3 million, or 25%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily the result of increased personnel costs of $5.6 million, inclusive of a $2.8 million increase in share-based compensation, as we continue to scale our functions to support our continued growth. In addition other administrative costs increased by $3.0 million and professional fees increased by $1.3 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $4.8 million, or 100%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was primarily the result of certain intangible assets becoming fully amortized during fiscal 2025.
Interest Income, Net
Interest income, net, was $12.3 million for the three months ended June 30, 2025 compared to $12.8 million for the three months ended June 30, 2024. The decrease was primarily the result of lower interest rates, partially offset by increased cash, cash equivalents, and investment balances.
Other Income (Expense), Net
Other income, net, was $6.8 million for the three months ended June 30, 2025 compared to other expense, net, of $2.0 million for the three months ended June 30, 2024. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
Income tax expense was $33.4 million for the three months ended June 30, 2025, which increased by $19.3 million from $14.1 million for the three months ended June 30, 2024. This increase was due to the intra-entity asset transfer of the global economic rights of our IP to Switzerland in fiscal 2025 resulting in an increase to the GILTI inclusion, primarily due to an increase in capitalized research and development expenses within GILTI, a decrease to the foreign-derived intangible income deduction, and establishment of a current year uncertain tax position. We elect to treat GILTI as a period cost for GAAP purposes.
Liquidity and Capital Resources
We have historically maintained a disciplined and balanced approach to optimizing costs and improving the efficiency and profitability of our business, while continuing to invest in future growth opportunities that we expect will drive long-term value. Our principal sources of liquidity are cash and cash equivalents, marketable securities (investments) and cash provided by operating activities. From time to time, we may borrow under our Credit Facility (as defined below). As of June 30, 2025, we had $1,247.4 million of cash and cash equivalents, $149.7 million of investments, primarily consisting of U.S. Treasury securities, corporate debt securities, commercial paper, and U.S. agency securities, that have maturities between one and 30 months, and $399.0 million available under our Credit Facility.
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
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations entered into in the ordinary course of business, primarily for cloud hosting support. As of June 30, 2025, total contractual commitments were $757.4 million, with $111.3 million committed within the next 12 months.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the section titled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. However, we believe that our existing cash, cash equivalents, investments, funds available under our Credit Facility, and cash generated from operations, will be sufficient to meet our cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Share Repurchase Program
We announced a share repurchase program for up to $500 million of common stock on May 15, 2024. For the three months ended June 30, 2025 and 2024, we repurchased and retired 0.9 million and 1.1 million shares of our common stock for a total of $45.0 million and $50.1 million, respectively. As of June 30, 2025, $282.4 million remained available for future repurchases. For additional information, please see Part II, Item 2 of this Quarterly Report.
Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (as amended to date, the “Credit Facility”). As of June 30, 2025, we had $399.0 million available under the Credit Facility with $1.0 million of letters of credit outstanding. As of June 30, 2025, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 7, Long-term Debt, of the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities(1)	$269,692	$230,741
Net cash used in investing activities	(8,448)	(35,595)
Net cash used in financing activities	(43,854)	(42,810)
Effect of exchange rate changes on cash and cash equivalents	12,952	(1,004)
Net increase in cash and cash equivalents	$230,342	$151,332
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Cash paid for interest	$181	$184
Cash paid for tax, net	$30,548	$24,918
Operating Activities
Net cash provided by operating activities was $269.7 million during the three months ended June 30, 2025 as compared to $230.7 million during the three months ended June 30, 2024. The $39.0 million increase in net cash provided by operating activities was driven by increased net income, adjusted for non-cash charges, of $33.8 million, and favorable changes in operating assets and liabilities of $5.1 million. The net increase in operating cash flow was primarily due to higher collections driven by revenue growth.

Investing Activities
Net cash used in investing activities was $8.4 million during the three months ended June 30, 2025 as compared to $35.6 million during the three months ended June 30, 2024. The $27.1 million decrease in net cash used in investing activities was driven by a $31.4 million decrease in purchases of investments, net of proceeds from sales and maturities, partially offset by a $4.1 million increase in the purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $43.9 million during the three months ended June 30, 2025 as compared to $42.8 million during the three months ended June 30, 2024. The $1.0 million increase in net cash used in financing activities was driven by a $2.2 million payment of deferred consideration related to the acquisition of Runecast Solutions Limited, a $2.0 million increase of taxes paid for net share settlement of equity awards, and a $1.8 million decrease in proceeds from exercise of stock options, partially offset by a $3.5 million decrease in repurchases of common stock and a $1.5 million increase in proceeds from the employee share purchase plan.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Significant Accounting Policies, of our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Interest Rate Risk
As of June 30, 2025, we had cash and cash equivalents of $1,247.4 million, consisting primarily of money market funds, bank deposits, and highly liquid investments with an original maturity of three months or less, and investments of $149.7 million, primarily consisting of U.S. Treasury securities, corporate debt securities, commercial paper and U.S. agency securities. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
As of June 30, 2025, we also had the Credit Facility in place, with availability of $399.0 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Agreement. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2025, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 19% in the year ended March 31, 2025 compared to the prior year. Our revenue for the three months ended June 30, 2025 grew 20% compared to the prior-year period. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
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
•our ability to hire and retain sufficient numbers of sales and marketing, research and development, and general and administrative personnel; and
•our ability to expand into new geographies and markets, including the application security and log management markets, and expand our global operations.
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
•our ability to expand into new geographies and markets, including the application security and log management markets;
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
We believe our future success will depend in large part on the growth, if any, in the demand for observability and related solutions that utilize analytics and AI at their core, particularly the demand for enterprise-wide solutions and our ability to provide solutions that meet such ever-evolving needs. We currently target the markets for infrastructure observability, application observability, AI observability, digital experience, log management, application security, threat observability, software delivery, and business analytics. It is difficult to predict customer demand, adoption, churn, and renewal rates for our new and existing solutions, the rate at which existing customers expand their usage of our solutions, and the size and growth rate of the market for our solutions. Expansion in our addressable market depends on a number of factors, including the continued and growing reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased use of microservices and containers, as well as the continued proliferation of mobile applications, large data sets, cloud computing, and the Internet of Things. If our solutions do not achieve widespread adoption, we are not able to develop new solutions that meet customer needs, or there is a reduction in demand for observability and related solutions generally, it could result in reduced customer purchases, reduced renewal rates, and decreased revenue, any of which will adversely affect our business, operating results, and financial condition.
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
•develop or expand relationships with technology partners, systems integrators, resellers, online marketplaces, and other partners, including strategic alliances and cloud-focused partnerships with GSIs, including Accenture, Atos, Deloitte, DXC, and Kyndryl, and hyperscalers such as Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”), Microsoft Azure (“Azure”), and others, some of which may also compete with us;
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

We compete either directly or indirectly with infrastructure monitoring vendors, application performance monitoring (“APM”) vendors, log management vendors, digital experience monitoring vendors, security vendors, open source and commercial open source vendors, point solutions from public cloud providers, and IT operations management and business intelligence providers with offerings that cover some portion of the capabilities that we provide. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software APM, data analytics, compliance, or network visibility vendors, it could adversely affect our ability to compete. We may also face competition from companies entering our market, which has a relatively low barrier to entry in some segments, including large technology companies that could expand their platforms or acquire one of our competitors. For example, Cisco acquired Splunk in 2024.

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
Our success largely depends on the talents and efforts of key technical, sales, and marketing employees and our future success depends on our continuing ability to efficiently and effectively identify, hire, onboard, train, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry is intense, and often can lead to increased compensation and other personnel costs. In addition, competition for employees with experience in our industry can be intense, particularly in Europe, where our research and development operations are concentrated and where other technology companies compete for management and engineering talent. Our continued ability to compete and grow effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees.
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
We have access to a Credit Facility in the aggregate amount of $400.0 million. As of June 30, 2025, we had $399.0 million available under the Credit Facility with $1.0 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates and fee margins, which vary based on prescribed formulas. The Credit Facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our Credit Facility remains outstanding.

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

We and certain of our service providers have experienced and may in the future experience disruptions, outages, and other performance problems on our internal systems due to service attacks, unauthorized access, or other security related incidents or compromises affecting confidential or personal information. Any security breach, incident, or compromise or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification, or corruption of data, software, hardware or other computer equipment and the transmission of computer malware could harm our business, operating results, and financial condition, and expose us to claims arising from loss or unauthorized disclosure of confidential or personal information or data and the related breach of our contracts with customers or others, or of privacy or data security laws. If an actual or perceived security incident, breach, or compromise occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines, including fines assessed under the European General Data Protection Regulation (“GDPR”) or other privacy laws, private lawsuits, and changed security control, system architecture, and system protection measures.

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

The amount of taxes that we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and in determining the realizability of tax attributes such as foreign tax credits and domestic deferred tax assets. For example, during the year ended March 31, 2025, we completed an intra-entity asset transfer of the global economic rights of our IP to Switzerland which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $320.9 million (as discussed in Note 9 to our audited consolidated financial statements and the “Management’s Discussion and Analysis” section of our Annual Report). From time to time, we are subject to regular tax audits, examinations, and reviews in the ordinary course of business. While we believe that our tax estimates, assumptions, and judgments are reasonable and we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation and require us to pay additional taxes. If any amounts that we ultimately pay to a tax authority differ materially from amounts that we previously recorded or if we experience any unanticipated tax consequences, it could negatively affect our financial results and operations for the period at issue and on an ongoing basis.

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

The OECD reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. For fiscal year 2026, we expect to meet the Transitional Country-by-Country (“CbCR”) Safe Harbor rules for most, if not all, the jurisdictions that have adopted the rules. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our condensed consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.
We are subject to a number of risks associated with global sales and operations.
Revenue from customers located outside of the United States represented 56% of our total revenue for the three months ended June 30, 2025. As of March 31, 2025, approximately 68% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. Thus, substantially all of the revenue that we report in each quarter from the Dynatrace platform is derived from the recognition of revenue relating to contracts entered into during previous quarters. For the three months ended June 30, 2025, revenue recognized from deferred revenue at the beginning of the period was $409.7 million. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.

Our revenue recognition policy and other factors may distort our financial results in any given period and make them difficult to predict.
We recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our subscription revenue consists of (i) SaaS agreements, (ii) term-based licenses for the Dynatrace platform which are recognized ratably over the contract term, and (iii) maintenance and support agreements. A significant increase or decline in our subscription contracts in any one quarter may not be fully reflected in the results for that quarter, but will affect our revenue in future quarters.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. For a discussion of some of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in Part II, Item 7 of our Annual Report.

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

GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or a change in these interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
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
We sell our solutions to U.S. federal and state and foreign governmental agency customers, often through our distributors and resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks, including constraints on the budgetary process, including changes in the policies and priorities of the particular government, such as the Department of Government Efficiency (“DOGE”) to reform federal government processes and reduce government expenditures, continuing resolutions, adherence to government audit and certification requirements, debt ceiling disruptions, deficit-reduction legislation, and any shutdown or default of the particular government. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Government demand and payment for our solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business including business with governmental agencies across the country involved. Government entities, including

DOGE, may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience, non-appropriation, or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.
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
Our business is subject to regulation by various U.S. federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, AI, privacy, cybersecurity and data protection laws, anti-bribery laws, sanctions, trade controls, public procurement regulations and guidelines, federal securities laws, and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. In addition, as we expand our business into new jurisdictions, as we serve customers in certain regulated industries, and as these laws and regulations are subject to change over time, we must continue to monitor and dedicate resources to ensure continued compliance. We also anticipate continued changes in the laws and regulations governing cybersecurity controls and processes, data governance, sanctions, trade controls, and the use of AI. For example, the European Union’s Digital Operational Resilience Act (DORA), which aims to enhance digital resilience of financial entities against cyber threats and operational disruptions, became effective on January 17, 2025. Non-compliance with applicable regulations or requirements could subject us to litigation, investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition. Changes in cybersecurity, data governance, trade, and AI regulation, as well as geopolitical tensions, could increase our cost of doing business, for example, by requiring breach or vulnerability notifications or increased restrictions on trade, or requiring that data be retained, accessed, and viewed only within specific jurisdictional locations.
We are subject to governmental export and import controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.
Our solutions are subject to export and import control and economic sanctions laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security and the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports, re-exports, and transfers of our software and services, and the transfer or release of our proprietary technology must be made in compliance with these laws and regulations. Obtaining the necessary authorizations, including any required license for a particular sale, may be time consuming, is not guaranteed and may result in the delay or loss of sales opportunities.

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
Due to the global nature of our business, we could be adversely affected by violations of anti-bribery and similar laws in other jurisdictions in which we operate.
We are subject to the FCPA, the U.K. Bribery Act and other anti-bribery and anti-corruption laws in other jurisdictions. These laws generally prohibit companies, their employees, and their intermediaries from making or offering improper payments or other benefits to government officials and others in the private sector.

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
Technology stocks have historically and recently experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through August 4, 2025. Factors that could cause fluctuations in the trading price of our common stock include the following:
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

If material weaknesses in our internal control over financial reporting are discovered or occur in the future, our condensed consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations, and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence.

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
In May 2024, we announced a share repurchase program under which we are authorized to purchase up to $500 million of our common stock from time to time. As of June 30, 2025, a total of $282.4 million remained available for repurchase under the share repurchase program. Our share repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended June 30, 2025 was as follows (in thousands, except shares and per share data):

Period (1)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Approximate Dollar Value of Shares that may Yet be Purchased Under Plans or Programs(3)
April 1, 2025 - April 30, 2025	334,468	$44.11	334,468	$312,623
May 1, 2025 - May 31, 2025	291,210	51.61	291,210	297,587
June 1, 2025 - June 30, 2025	278,931	54.60	278,931	282,351
Total	904,609	$49.76	904,609
(1) Information is based on trade dates of share repurchase transactions.
(2) Excludes commissions paid and any estimated excise taxes payable on share repurchases.
(3) On May 15, 2024, we announced a share repurchase program for up to $500 million of shares of our common stock. Our share repurchase program does not have a time limit.
For additional information, please see Note 10, Shareholders’ Equity, of the condensed consolidated financial statements in this Quarterly Report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act), except as described in the table below. The trading arrangements described below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Name	Title	Action	Date Adopted	Duration(1)	Aggregate Number of Securities to be Sold
Lisa Campbell	Director	Adoption of Rule 10b5-1 trading arrangement	May 16, 2025	September 5, 2025 through June 12, 2026	1,772
Daniel Yates	Senior Vice President, Corporate Controller and Chief Accounting Officer	Adoption of Rule 10b5-1 trading arrangement	June 5, 2025	September 4, 2025 through June 5, 2026	7,500
Rick McConnell	Chief Executive Officer and Director	Adoption of Rule 10b5-1 trading arrangement	June 12, 2025	September 11, 2025 through July 31, 2026	90,000
(1) Each trading arrangement will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.

ITEM 6. EXHIBITS

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

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

3.3	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019)

10.1*	Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (time-based)

10.2*	Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (financial performance-based)

10.3*	Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (rTSR-based)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

DYNATRACE, INC.

Date:	August 6, 2025	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2025	By:	/s/ James Benson
James Benson
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)