Form 10-Q
period 2025-09-30
Dynatrace, Inc.
filed 2025-11-05
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The Registrant had 301,488,271 shares of common stock outstanding as of November 3, 2025.

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
•The markets in which we operate are highly competitive, which may adversely affect our ability to add new customers, retain existing customers, and grow our business.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2025	March 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,225,023	$1,017,039
Short-term investments	89,637	96,189
Accounts receivable, net	315,044	624,437
Deferred commissions, current	121,948	109,895
Prepaid expenses and other current assets	86,517	83,901
Total current assets	1,838,169	1,931,461
Long-term investments	54,538	51,648
Property and equipment, net	66,084	61,522
Operating lease right-of-use assets, net	78,143	67,479
Goodwill	1,344,006	1,336,435
Intangible assets, net	24,055	25,534
Deferred tax assets, net	523,479	529,550
Deferred commissions, non-current	111,943	95,297
Other assets	41,316	40,752
Total assets	$4,081,733	$4,139,678

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$21,617	$27,286
Accrued expenses, current	230,030	252,503
Deferred revenue, current	889,957	1,087,518
Operating lease liabilities, current	16,980	13,979
Total current liabilities	1,158,584	1,381,286
Deferred revenue, non-current	42,975	50,989
Accrued expenses, non-current	30,865	24,452
Operating lease liabilities, non-current	69,844	61,384
Deferred tax liabilities	871	419
Total liabilities	1,303,139	1,518,530
Commitments and contingencies (Note 9)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 301,791,098 and 299,813,048 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively	302	300
Additional paid-in capital	2,424,121	2,370,563
Retained earnings	390,125	284,927
Accumulated other comprehensive loss	(35,954)	(34,642)
Total shareholders' equity	2,778,594	2,621,148
Total liabilities and shareholders' equity	$4,081,733	$4,139,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription	$473,089	$399,810	$930,596	$781,386
Service	20,760	18,319	40,602	35,963
Total revenue	493,849	418,129	971,198	817,349
Cost of revenue:
Cost of subscription	68,404	55,796	133,422	109,368
Cost of service	20,501	17,595	39,856	34,397
Amortization of acquired technology	859	4,393	1,695	8,772
Total cost of revenue	89,764	77,784	174,973	152,537
Gross profit	404,085	340,345	796,225	664,812

Operating expenses:
Research and development	114,992	95,366	223,164	182,944
Sales and marketing	167,675	144,224	332,989	289,330
General and administrative	48,437	48,953	104,741	93,931
Amortization of other intangibles	12	4,776	24	9,552
Total operating expenses	331,116	293,319	660,918	575,757
Income from operations	72,969	47,026	135,307	89,055
Interest income, net	13,242	12,850	25,537	25,625
Other income (expense), net	894	(2,038)	7,651	(4,073)
Income before income taxes	87,105	57,838	168,495	110,607
Income tax expense	(29,862)	(13,830)	(63,297)	(27,979)
Net income	$57,243	$44,008	$105,198	$82,628
Net income per share:
Basic	$0.19	$0.15	$0.35	$0.28
Diluted	$0.19	$0.15	$0.35	$0.27
Weighted average shares outstanding:
Basic	301,558	298,089	300,859	297,736
Diluted	304,303	301,373	304,801	301,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$57,243	$44,008	$105,198	$82,628
Other comprehensive loss
Foreign currency translation adjustment	(1,524)	(1,055)	(1,338)	(1,277)
Unrealized gains on available-for-sale investments, net of taxes	72	766	26	666
Total other comprehensive loss	(1,452)	(289)	(1,312)	(611)
Comprehensive income	$55,791	$43,719	$103,886	$82,017
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended September 30, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2025	301,716	$302	$2,399,604	$332,882	$(34,502)	$2,698,286
Other comprehensive loss	—	—	—	—	(1,452)	(1,452)
Restricted stock units vested	1,072	1	(1)	—	—	—
Exercise of stock options	69	—	1,323	—	—	1,323
Share-based compensation	—	—	76,814	—	—	76,814
Shares withheld for employee taxes	(72)	—	(3,617)	—	—	(3,617)
Repurchases of common stock	(994)	(1)	(50,002)	—	—	(50,003)
Net income	—	—	—	57,243	—	57,243
Balance, September 30, 2025	301,791	$302	$2,424,121	$390,125	$(35,954)	$2,778,594

	Three Months Ended September 30, 2024
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2024	298,181	$298	$2,263,195	$(160,137)	$(35,721)	$2,067,635
Other comprehensive loss	—	—	—	—	(289)	(289)
Restricted stock units vested	1,049	1	(1)	—	—	—
Exercise of stock options	198	1	4,557	—	—	4,558
Share-based compensation	—	—	71,703	—	—	71,703
Shares withheld for employee taxes	(74)	—	(3,660)	—	—	(3,660)
Repurchases of common stock	(835)	(1)	(39,998)	—	—	(39,999)
Net income	—	—	—	44,008	—	44,008
Balance, September 30, 2024	298,519	$299	$2,295,796	$(116,129)	$(36,010)	$2,143,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Six Months Ended September 30, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2025	299,813	$300	$2,370,563	$284,927	$(34,642)	$2,621,148
Other comprehensive loss	—	—	—	—	(1,312)	(1,312)
Restricted stock units vested	3,694	4	(4)	—	—	—
Restricted stock awards granted	41	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	254	—	11,871	—	—	11,871
Exercise of stock options	181	—	3,738	—	—	3,738
Share-based compensation	—	—	148,709	—	—	148,709
Shares withheld for employee taxes	(293)	—	(15,724)	—	—	(15,724)
Repurchases of common stock	(1,899)	(2)	(95,032)	—	—	(95,034)
Net income	—	—	—	105,198	—	105,198
Balance, September 30, 2025	301,791	$302	$2,424,121	$390,125	$(35,954)	$2,778,594

	Six Months Ended September 30, 2024
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2024	296,963	$297	$2,249,349	$(198,757)	$(35,399)	$2,015,490
Other comprehensive loss	—	—	—	—	(611)	(611)
Restricted stock units vested	3,075	3	(3)	—	—	—
Issuance of common stock related to employee stock purchase plan	262	—	10,389	—	—	10,389
Exercise of stock options	399	1	8,772	—	—	8,773
Share-based compensation	—	—	129,360	—	—	129,360
Shares withheld for employee taxes	(252)	—	(11,966)	—	—	(11,966)
Repurchases of common stock	(1,928)	(2)	(90,105)	—	—	(90,107)
Net income	—	—	—	82,628	—	82,628
Balance, September 30, 2024	298,519	$299	$2,295,796	$(116,129)	$(36,010)	$2,143,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$105,198	$82,628
Adjustments to reconcile net income to cash provided by operations:
Depreciation	9,408	8,635
Amortization	2,756	19,356
Share-based compensation	148,709	129,360
Deferred income taxes	8,894	(39,059)
Other	(8,040)	3,133
Net change in operating assets and liabilities:
Accounts receivable	320,545	300,077
Deferred commissions	(23,254)	(7,166)
Prepaid expenses and other assets	4,145	(14,073)
Accounts payable and accrued expenses	(33,755)	(30,479)
Operating leases, net	746	1,465
Deferred revenue	(233,643)	(199,486)
Net cash provided by operating activities	301,709	254,391

Cash flows from investing activities:
Purchase of property and equipment	(11,669)	(6,871)
Capitalized software additions	(194)	—
Acquisition of a business, net of cash acquired	—	(100)
Purchases of investments	(63,764)	(80,024)
Proceeds from sales and maturities of investments	69,122	40,375
Net cash used in investing activities	(6,505)	(46,620)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	11,871	10,389
Proceeds from exercise of stock options	3,738	8,773
Repurchases of common stock	(95,034)	(90,107)
Taxes paid related to net share settlement of equity awards	(16,338)	(11,966)
Other	(3,314)	(1,656)
Net cash used in financing activities	(99,077)	(84,567)

Effect of exchange rates on cash and cash equivalents	11,857	4,990

Net increase in cash and cash equivalents	207,984	128,194

Cash and cash equivalents, beginning of period	1,017,039	778,983
Cash and cash equivalents, end of period	$1,225,023	$907,177

Supplemental cash flow data:
Cash paid for interest	$363	$365
Cash paid for tax, net	$59,971	$55,452
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of September 30, 2025 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three and six months ended September 30, 2025 and 2024, statements of cash flows for the six months ended September 30, 2025 and 2024, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2025, its results of operations for the three and six months ended September 30, 2025 and 2024, and its cash flows for the six months ended September 30, 2025 and 2024 are in accordance with GAAP. The results for the three and six months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”).
Use of estimates
The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Management evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to revenue recognition, the allowance for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of long-lived assets, the period of benefit for deferred commissions, income taxes, share-based compensation expense, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Management bases these estimates on historical experiences and on various other assumptions that the Company believes are reasonable. Actual results could differ from those estimates.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages in the capitalization guidance and provides new guidance on how to evaluate the “probable-to-complete recognition threshold.” ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, which is the Company’s fiscal 2029. The Company is currently evaluating the impact ASU 2025-06 will have on its consolidated financial statements and disclosures.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region based on customer location (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$250,709	51%	$213,588	51%	$494,773	51%	$417,963	51%
Europe, Middle East and Africa	159,024	32%	131,996	31%	311,058	32%	257,094	31%
Asia Pacific	46,372	9%	40,033	10%	91,255	9%	78,761	10%
Latin America	37,744	8%	32,512	8%	74,112	8%	63,531	8%
Total revenue	$493,849		$418,129		$971,198		$817,349
Effective April 1, 2025, the Company evaluates total revenue by geographic region based on the location of the customer (or end-customer under partner transactions) per the executed contract, rather than based on the location of the Company’s contracting entity. Prior period amounts have been recast to conform to the current period presentation.
For the three and six months ended September 30, 2025 and 2024, the United States was the only country that represented more than 10% of the Company’s revenue, constituting $223.4 million and 45% and $193.9 million and 46% of total revenue during the three months ended September 30, 2025 and 2024, respectively, and $435.5 million and 45% and $381.1 million and 47% of total revenue during the six months ended September 30, 2025 and 2024, respectively.
Revenue recognized during the three months ended September 30, 2025 and 2024, which was included in the deferred revenue balance at the beginning of each respective period, was $429.0 million and $369.1 million, respectively. Revenue recognized during the six months ended September 30, 2025 and 2024, which was included in the deferred revenue balance at the beginning of each respective period, was $749.3 million and $659.0 million, respectively.

Remaining performance obligations
As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,038.0 million, which consists of both billed consideration in the amount of $932.9 million and unbilled consideration in the amount of $2,105.1 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 52% of the total remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Variable consideration
The Company’s subscriptions include a minimum commitment with variable on-demand consumption fees for excess usage, representing a form of variable consideration. The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for providing services to the customer. The Company estimates variable consideration based on the historical prevalence of on-demand consumption fees. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.
Contract assets
As of September 30, 2025 and March 31, 2025, contract assets of $23.7 million and $1.6 million, respectively, were included in accounts receivable, net, on the Company’s condensed consolidated balance sheets.
4.     Investments and Fair Value Measurements
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale investments, including those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$104,852	$229	$(12)	$105,069
Corporate debt securities	25,872	95	(7)	25,960
Commercial paper	5,712	1	(1)	5,712
U.S. government agency securities	9,976	4	(6)	9,974
Total	$146,412	$329	$(26)	$146,715

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$108,045	$223	$(12)	$108,256
Corporate debt securities	22,457	71	(14)	22,514
Commercial paper	7,778	2	(1)	7,779
U.S. government agency securities	12,744	2	(3)	12,743
Total	$151,024	$298	$(30)	$151,292
Unrealized gains and losses on available-for-sale investments, net of tax, are included within accumulated other comprehensive loss in the condensed consolidated balance sheets. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on the evaluation of available evidence, the Company does not believe any unrealized losses on its investments as of September 30, 2025 represent credit losses.

As of September 30, 2025, the fair values of available-for-sale investments, excluding those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets, are as follows by remaining contractual maturity (in thousands):

September 30, 2025
Due within one year	$89,637
Due in one year through five years	52,849
Total	$142,486
The Company offers a non-qualified deferred compensation plan to eligible U.S. employees and directors. The Company held $1.7 million and $0.7 million of investments in mutual funds that are associated with this plan and were classified as restricted trading securities as of September 30, 2025 and March 31, 2025, respectively. These securities are not included in the tables above but are included as investments in the condensed consolidated balance sheets.
The following tables present the Company’s financial assets that have been measured at fair value on a recurring basis as of September 30, 2025 and March 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$859,098	$—	$—	$859,098
U.S. treasury securities	—	1,987	—	1,987
Commercial paper	—	2,242	—	2,242
Investments:
Mutual funds	1,689	—	—	1,689
U.S. treasury securities	—	103,082	—	103,082
Corporate debt securities	—	25,960	—	25,960
Commercial paper	—	3,470	—	3,470
U.S. government agency securities	—	9,974	—	9,974
Total financial assets	$860,787	$146,715	$—	$1,007,502

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$679,675	$—	$—	$679,675
U.S. treasury securities	—	1,577	—	1,577
Commercial paper	—	1,596	—	1,596
U.S. government agency securities	—	996	—	996
Investments:
Mutual funds	714	—	—	714
U.S. treasury securities	—	106,679	—	106,679
Corporate debt securities	—	22,514	—	22,514
Commercial paper	—	6,183	—	6,183
U.S. government agency securities	—	11,747	—	11,747
Total financial assets	$680,389	$151,292	$—	$831,681
The Company recorded interest income from its cash, cash equivalents, and investments of $13.5 million and $13.2 million for the three months ended September 30, 2025 and 2024, respectively, and $26.0 million and $26.2 million for the six months ended September 30, 2025 and 2024, respectively.

5.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the six months ended September 30, 2025 consists of the following (in thousands):

September 30, 2025
Balance, beginning of period	$1,336,435
Foreign currency impact	7,571
Balance, end of period	$1,344,006
Intangible assets, net, excluding goodwill, consists of the following (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$223,845	$(199,920)	$23,925
Customer relationships	351,769	(351,639)	130
Trademarks and tradenames	55,003	(55,003)	—
Total intangible assets	$630,617	$(606,562)	$24,055

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$221,966	$(196,582)	$25,384
Customer relationships	351,761	(351,611)	150
Trademarks and tradenames	55,003	(55,003)	—
Total intangible assets	$628,730	$(603,196)	$25,534
Amortization of intangible assets totaled $1.4 million and $9.7 million for the three months ended September 30, 2025 and 2024, respectively, and $2.8 million and $19.4 million for the six months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, the estimated future amortization expense of the Company’s intangible assets is as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2026 (remaining six months)	$2,790
2027	5,580
2028	5,576
2029	4,666
2030	3,405
Thereafter	2,038
Total	$24,055
6.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended September 30, 2025 was 34.3% compared to 23.9% for the three months ended September 30, 2024. The Company’s effective tax rate for the six months ended September 30, 2025 was 37.6% compared to 25.3% for the six months ended September 30, 2024. The increase in the effective tax rate for both the three months ended September 30, 2025 and the six months ended September 30, 2025 was impacted by the intra-entity asset transfer of the global economic rights of the Company’s IP to Switzerland in fiscal 2025 resulting in an increase to the global intangible low-taxed income (“GILTI”) inclusion, primarily due to an increase in capitalized foreign research and development expenses within GILTI, a decrease to the foreign-derived intangible income deduction, and changes to the Company’s uncertain tax positions. Dynatrace elects to treat GILTI as a period cost for GAAP purposes.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. The OBBBA contains a broad range of tax reform provisions including immediate expensing of domestic R&D expenditures, the reinstatement of 100% bonus depreciation, and modifications to the international tax framework. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2026 and other provisions effective in subsequent years. The OBBBA does not have a material impact on fiscal 2026. The Company is evaluating the potential impact of the provisions effective in future years, however the Company does not anticipate the OBBBA will have a material impact.
7.    Long-term Debt
On December 2, 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (as amended to date, the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of September 30, 2025 and March 31, 2025, there were no amounts outstanding under the Credit Facility. There were $1.0 million and $0.8 million of letters of credit issued as of September 30, 2025 and March 31, 2025, respectively. The Company had $399.0 million and $399.2 million of availability under the Credit Facility as of September 30, 2025 and March 31, 2025, respectively.
Borrowings under the Credit Facility are available in U.S. dollars, Euros, Pounds Sterling and Canadian Dollars, with a sublimit of $100.0 million for non-U.S. dollar-denominated borrowings. Borrowings under the Credit Facility currently bear interest at (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin as defined per the Credit Facility. Interest payments are due quarterly, or more frequently, based on the terms of the Credit Facility.
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
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the condensed consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $0.8 million and $1.0 million of unamortized debt issuance costs as of September 30, 2025 and March 31, 2025, respectively.
Pursuant to the Credit Facility, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC and other wholly owned subsidiaries of the Company, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At September 30, 2025, the Company was in compliance with all applicable covenants.
Interest expense
Interest expense, including amortization of debt issuance costs and original issuance discount, was $0.2 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.5 million for the six months ended September 30, 2025 and 2024, respectively.

8.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2026 to 2035. As of September 30, 2025, the weighted average remaining lease term was 5.9 years and the weighted average discount rate was 4.3%. The Company did not have any finance leases as of September 30, 2025.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$4,282	$4,000	$8,165	$8,132
Short-term lease expense	$427	$726	$1,114	$1,327
Variable lease expense	$488	$324	$783	$811

The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Six Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$9,243	$10,376
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$15,479	$17,903
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.
As of September 30, 2025, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2026	$9,852
2027	19,746
2028	15,509
2029	13,918
2030	12,860
Thereafter	26,186
Total operating lease payments	98,071
Less: imputed interest	(11,247)
Total operating lease liabilities	$86,824

As of September 30, 2025, the Company had commitments of $91.8 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during fiscal year 2026 with lease terms ranging from 3 years to 10 years.
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
For the three months ended September 30, 2025 and 2024, the Company repurchased and retired 1.0 million and 0.8 million shares of its common stock for a total of $50.0 million and $40.0 million, respectively. For the six months ended September 30, 2025 and 2024, the Company repurchased and retired 1.9 million shares of its common stock for a total of $95.0 million and $90.1 million, respectively. As of September 30, 2025, $232.3 million remained available for future repurchases.
11.    Share-based Compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$10,015	$9,714	$19,865	$17,444
Research and development	29,718	26,607	56,579	48,187
Sales and marketing	22,576	20,750	42,610	36,772
General and administrative	14,505	14,632	29,655	26,957
Total share-based compensation	$76,814	$71,703	$148,709	$129,360
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s Board of Directors (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the Equity Incentive Plan. The Equity Incentive Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2025, 63,327,488 shares of common stock were available for future issuance under the Equity Incentive Plan.
Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) for the six months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSAs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2025	10,024	$48.33	95	$49.05
Granted	6,164	55.46	41	49.05
Vested	(3,694)	47.65	(44)	49.05
Forfeited	(600)	50.85	—	—
Balance, September 30, 2025	11,894	$52.11	92	$49.05
RSUs outstanding as of September 30, 2025 were comprised of 10.7 million RSUs with only service conditions and 1.2 million RSUs with both service and performance or market-based conditions (“PSUs”).

During the six months ended September 30, 2025, the Company granted PSUs that contain financial performance conditions (the “Financial PSUs”) and PSUs based on relative total stockholder return performance (the “rTSR PSUs”). Both the Financial PSUs and rTSR PSUs are not earned if the applicable threshold percentage of the specific metric is not achieved. The maximum number of shares that may be earned is 200% of the target award. The PSUs are also subject to time-based vesting and are contingent upon the employee remaining employed by the Company or one of its subsidiaries through the applicable vesting dates.
The Financial PSUs generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years. The number of shares that may be earned pursuant to the Financial PSUs granted in fiscal 2026 is based on specific Company metrics related to the Company’s fiscal year ending March 31, 2026.
The rTSR PSUs generally vest 33% annually after the grant date. The number of shares that may be earned pursuant to the rTSR PSUs granted in fiscal 2026 is based on the Company’s stock price performance relative to companies that are the constituents of the Russell 3000 index over performance periods of one, two, and three fiscal years that began on April 1, 2025.
As of September 30, 2025, the total unrecognized compensation expense related to unvested RSAs is $3.5 million and is to be recognized over a weighted average period of 1.2 years. As of September 30, 2025, the total unrecognized compensation expense related to unvested RSUs was $538.9 million and is expected to be recognized over a weighted average period of 2.2 years.
Stock options
The following table summarizes activity for stock options during the six months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2025	2,072	$22.07
Exercised	(181)	20.68
Forfeited or expired	(11)	28.33
Balance, September 30, 2025	1,880	$22.17	4.0	$49,670
Options vested and expected to vest at September 30, 2025	1,880	$22.17	4.0	$49,670
Options vested and exercisable at September 30, 2025	1,880	$22.17	4.0	$49,670
As of September 30, 2025, there was no unrecognized compensation expense related to non-vested stock options.
Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “ESPP”). The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. During the six months ended September 30, 2025, 254,003 shares of common stock were purchased under the ESPP. As of September 30, 2025, 21,047,506 shares of common stock were available for future issuance under the ESPP.
As of September 30, 2025, there was approximately $1.4 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.

12.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$57,243	$44,008	$105,198	$82,628
Denominator:
Weighted average shares outstanding, basic	301,558	298,089	300,859	297,736
Dilutive effect of share-based awards	2,745	3,284	3,942	3,978
Weighted average shares outstanding, diluted	304,303	301,373	304,801	301,714

Net income per share, basic	$0.19	$0.15	$0.35	$0.28
Net income per share, diluted	$0.19	$0.15	$0.35	$0.27
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three and six months ended September 30, 2025 and 2024 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Stock options	44	101	44	108
Unvested RSAs and RSUs	5,259	2,897	3,537	644
Shares committed under ESPP	—	—	—	1
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

The CODM also utilizes expense information in order to assess the Company’s financial performance. The Company’s significant expenses and other segment items, as included in consolidated net income, are provided in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue	$493,849	$418,129	$971,198	$817,349

Adjusted cost of revenue(1)	78,601	63,246	151,708	125,004
Adjusted research and development expenses(1)	84,118	67,454	162,026	131,040
Adjusted sales and marketing expenses(1)	144,550	122,745	287,529	250,325
Adjusted general and administrative expenses(1)	33,761	34,015	74,010	66,061
Share-based compensation and related employer payroll taxes	78,979	74,474	158,899	137,540
Amortization of intangibles	871	9,169	1,719	18,324
Other segment items(2)	15,726	3,018	30,109	6,427
Segment net income	$57,243	$44,008	$105,198	$82,628

Consolidated net income	$57,243	$44,008	$105,198	$82,628
(1) Excludes share-based compensation; employer payroll taxes on employee stock transactions; amortization of intangibles; and transaction, restructuring and other-non-recurring or unusual items, which are independently reviewed by the CODM.
(2) Other segment items primarily includes interest income, net; other income (expense), net; and income tax expense, as reported in the condensed consolidated statements of operations. There were no transaction, restructuring, or other non-recurring or unusual items for the three and six months ended September 30, 2025 and 2024.
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
Long-lived assets, net
The following table presents the Company’s long-lived assets, net, which consists of property and equipment, net, and operating lease right-of-use asset, net, by geographic region for the periods presented (in thousands):

	September 30, 2025	March 31, 2025
North America	$45,779	$36,522
Europe, Middle East and Africa	92,564	88,255
Asia Pacific	5,230	3,577
Latin America	654	647
Total long-lived assets, net	$144,227	$129,001

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

Second-Quarter 2026 Financial Highlights
Our financial highlights for the three months ended September 30, 2025 were:
•Our annual recurring revenue (“ARR”) was $1,899 million as of September 30, 2025, which reflected 17% growth year-over-year;
•Our total revenue was $494 million, which reflected 18% growth year-over-year;
•Our subscription revenue was $473 million, which reflected 18% growth year-over-year;
•We delivered GAAP income from operations of $73 million and non-GAAP income from operations(1) of $153 million; and
•Our net cash provided by operating activities and free cash flow(1) was $32 million and $28 million, respectively.
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
•Expand and strengthen our relationships with existing customers. We plan to establish new and deeper relationships within our existing customers’ organizations and expand the breadth of our platform capabilities to provide for expansion opportunities. In addition, we believe the ease of implementation of Dynatrace provides us with the opportunity to expand adoption within our existing enterprise customers, across new customer applications, with cloud-native and development teams, and into additional business units or divisions. We also believe that our DPS licensing model will drive broader consumption of the Dynatrace platform and further expansion opportunities for customers that prefer the flexibility and predictability of pricing under that model. As of September 30, 2025, 50% of our customer base and 70% of our ARR leveraged this flexible, scalable, and transparent subscription approach. With access to the full Dynatrace platform, DPS customers are able to adopt Dynatrace more broadly across their IT environments, which can lead to increased consumption.
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
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of September 30,
	2025	2024
	(in thousands, except percentages)
Total ARR	$1,899,402	$1,616,531
Year-over-year increase	17%	20%
Dollar-based net retention rate	111%	112%

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Non-GAAP income from operations(1)	$152,819	$130,669	$295,925	$244,919
Free cash flow(1)	27,830	20,138	289,846	247,520
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

The tables below provide a reconciliation of our non-GAAP income from operations and free cash flow to their most directly comparable GAAP measure:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
GAAP income from operations	$72,969	$47,026	$135,307	$89,055
Share-based compensation	76,814	71,703	148,709	129,360
Employer payroll taxes on employee stock transactions	2,165	2,771	10,190	8,180
Amortization of intangibles	871	9,169	1,719	18,324
Transaction, restructuring, and other	—	—	—	—
Non-GAAP income from operations	$152,819	$130,669	$295,925	$244,919

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net cash provided by operating activities	$32,017	$23,650	$301,709	$254,391
Purchase of property and equipment	(4,187)	(3,512)	(11,669)	(6,871)
Capitalized software additions	—	—	(194)	—
Free cash flow	$27,830	$20,138	289,846	247,520
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
Service. Service revenue consists of revenue from helping our customers deploy our software in operational environments and training their personnel. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training. We generally recognize the revenues associated with our services in the period the services are performed, provided that collection of the related receivable is reasonably assured.
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
Interest Income, Net
Interest income, net, consists primarily of interest income from money market funds, bank deposits, and debt securities held as investments, partially offset by interest expense associated with fees on our Credit Facility (as defined later in this section) and amortization of debt issuance costs.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the net global intangible low-taxed income (“GILTI”) inclusion, (2) foreign withholding taxes, (3) nondeductible executive compensation, and (4) the recognition of royalty income in the U.S. as a result of the intra-entity IP transfer in fiscal 2025, partially offset by the generation of U.S. foreign tax credits. We expect these items to continue to affect our income tax rate and income tax expense.

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
U.S. Tax Legislation
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. The OBBBA contains a broad range of tax reform provisions including immediate expensing of domestic R&D expenditures, the reinstatement of 100% bonus depreciation, and modifications to the international tax framework. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2026 and other provisions effective in subsequent years. The OBBBA does not have a material impact on fiscal 2026. We are evaluating the potential impact of the provisions effective in future years, however we do not anticipate the OBBBA will have a material impact.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025		2024
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$473,089	96%	$399,810	96%
Service	20,760	4%	18,319	4%
Total revenue	493,849	100%	418,129	100%
Cost of revenue:
Cost of subscription	68,404	14%	55,796	14%
Cost of service	20,501	4%	17,595	4%
Amortization of acquired technology	859	—%	4,393	1%
Total cost of revenue(1)	89,764	18%	77,784	19%
Gross profit	404,085	82%	340,345	81%

Operating expenses:
Research and development(1)	114,992	23%	95,366	23%
Sales and marketing(1)	167,675	34%	144,224	34%
General and administrative(1)	48,437	10%	48,953	12%
Amortization of other intangibles	12	—%	4,776	1%
Total operating expenses	331,116		293,319
Income from operations	72,969	15%	47,026	11%
Interest income, net	13,242		12,850
Other income (expense), net	894		(2,038)
Income before income taxes	87,105		57,838
Income tax expense	(29,862)		(13,830)
Net income	$57,243		$44,008
(1)  Includes share-based compensation expense as follows:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Cost of revenue	$10,015	$9,714
Research and development	29,718	26,607
Sales and marketing	22,576	20,750
General and administrative	14,505	14,632
Total share-based compensation	$76,814	$71,703
Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Subscription	$473,089	$399,810	$73,279	18%
Service	20,760	18,319	2,441	13%
Total revenue	$493,849	$418,129	$75,720	18%
Subscription
Subscription revenue increased by $73.3 million, or 18%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to existing customers expanding their use of the Dynatrace platform combined with the adoption of our solutions by new customers.
Service
Service revenue increased by $2.4 million, or 13%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily due to growth in customer demand for product enablement and adoption services.
Cost of Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$68,404	$55,796	$12,608	23%
Cost of service	20,501	17,595	2,906	17%
Amortization of acquired technology	859	4,393	(3,534)	(80%)
Total cost of revenue	$89,764	$77,784	$11,980	15%
Cost of subscription
Cost of subscription increased by $12.6 million, or 23%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily due to increased cloud-based hosting costs of $8.3 million to support the growing usage of the Dynatrace SaaS platform and increased personnel costs of $3.3 million, inclusive of share-based compensation, largely due to headcount growth to support our growing customer base.
Cost of service
Cost of service increased by $2.9 million, or 17%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily the result of increased personnel costs, inclusive of share-based compensation, as our service delivery organization has scaled to support our product enablement and adoption within our customer base.

Amortization of acquired technology
Amortization of acquired technology decreased by $3.5 million, or 80%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily the result of certain acquired technology becoming fully amortized during fiscal 2025.
Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$404,685	$344,014	$60,671	18%
Service	259	724	(465)	(64%)
Amortization of acquired technology	(859)	(4,393)	3,534	(80%)
Total gross profit	$404,085	$340,345	$63,740	19%
Gross margin:
Subscription	86%	86%
Service	1%	4%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	81%
Subscription
Subscription gross profit increased by $60.7 million, or 18%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Subscription gross margin remained consistent at 86%.
Service
Service gross profit decreased by $0.5 million, or 64%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Service gross margin decreased to 1% for the three months ended September 30, 2025 compared to 4% for the three months ended September 30, 2024. The decrease in gross profit and gross margin was primarily due to increased personnel costs.
Operating Expenses

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$114,992	$95,366	$19,626	21%
Sales and marketing	167,675	144,224	23,451	16%
General and administrative	48,437	48,953	(516)	(1%)
Amortization of other intangibles	12	4,776	(4,764)	(100%)
Total operating expenses	$331,116	$293,319	$37,797	13%
Research and development
Research and development expenses increased by $19.6 million, or 21%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily the result of increased personnel costs of $15.7 million, inclusive of a $3.1 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of the Dynatrace platform. Cloud-based hosting costs incurred in developing our platform also increased by $1.8 million.

Sales and marketing
Sales and marketing expenses increased by $23.5 million, or 16%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily due to increased personnel costs of $20.6 million, inclusive of a $1.8 million increase in share-based compensation, due to headcount growth as we continue to invest in our go-to-market strategy.
General and administrative
General and administrative expenses decreased $0.5 million, or 1%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was primarily the result of decreased professional fees of $2.2 million and other administrative costs of $1.1 million, partially offset by increased personnel costs of $2.2 million, inclusive of share-based compensation.
Amortization of other intangibles
Amortization of other intangibles decreased by $4.8 million, or 100%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was primarily the result of certain intangible assets becoming fully amortized during fiscal 2025.
Interest Income, Net
Interest income, net, was $13.2 million for the three months ended September 30, 2025 compared to $12.9 million for the three months ended September 30, 2024. The increase was primarily the result of increased cash, cash equivalents, and investment balances.
Other Income (Expense), Net
Other income, net, was $0.9 million for the three months ended September 30, 2025 compared to other expense, net, of $2.0 million for the three months ended September 30, 2024. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
Income tax expense was $29.9 million for the three months ended September 30, 2025, which increased by $16.1 million from $13.8 million for the three months ended September 30, 2024. This increase was due to an increase to pre-tax income, the intra-entity asset transfer of the global economic rights of our IP to Switzerland in fiscal 2025 resulting in an increase to the GILTI inclusion, primarily due to an increase in capitalized foreign research and development expenses within GILTI, a decrease to the foreign-derived intangible income deduction, and changes to our uncertain tax positions. We elect to treat GILTI as a period cost for GAAP purposes.

Comparison of the Six Months Ended September 30, 2025 and 2024

	Six Months Ended September 30,
	2025		2024
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$930,596	96%	$781,386	96%
Service	40,602	4%	35,963	4%
Total revenue	971,198	100%	817,349	100%
Cost of revenue:
Cost of subscription	133,422	14%	109,368	14%
Cost of service	39,856	4%	34,397	4%
Amortization of acquired technology	1,695	0%	8,772	1%
Total cost of revenue (1)	174,973	18%	152,537	19%
Gross profit	796,225	82%	664,812	81%

Operating expenses:
Research and development (1)	223,164	23%	182,944	22%
Sales and marketing (1)	332,989	34%	289,330	35%
General and administrative (1)	104,741	11%	93,931	11%
Amortization of other intangibles	24	0%	9,552	1%
Total operating expenses	660,918		575,757
Income from operations	135,307	14%	89,055	11%
Interest income, net	25,537		25,625
Other income (expense), net	7,651		(4,073)
Income before income taxes	168,495		110,607
Income tax expense	(63,297)		(27,979)
Net income	$105,198		$82,628
(1)  Includes share-based compensation expense as follows:

	Six Months Ended September 30,
	2025	2024
	(in thousands)
Cost of revenue	$19,865	$17,444
Research and development	56,579	48,187
Sales and marketing	42,610	36,772
General and administrative	29,655	26,957
Total share-based compensation	$148,709	$129,360
Revenue

	Six Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$930,596	$781,386	$149,210	19%
Services	40,602	35,963	4,639	13%
Total revenue	$971,198	$817,349	$153,849	19%

Subscription
Subscription revenue increased by $149.2 million, or 19%, for the six months ended September 30, 2025, as compared to the six months ended September 30, 2024, primarily due to existing customers expanding their use of the Dynatrace platform combined with the adoption of our solutions by new customers.
Service
Service revenue increased by $4.6 million, or 13%, for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The increase was primarily due to growth in customer demand for product enablement and adoption services.
Cost of Revenue

	Six Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$133,422	$109,368	$24,054	22%
Cost of service	39,856	34,397	5,459	16%
Amortization of acquired technology	1,695	8,772	(7,077)	(81%)
Total cost of revenue	$174,973	$152,537	$22,436	15%
Cost of subscription
Cost of subscription increased $24.1 million, or 22%, for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The increase was primarily due to increased cloud-based hosting costs of $15.4 million to support the growing usage of the Dynatrace SaaS platform and increased personnel costs of $7.4 million, inclusive of a $1.2 million increase in share-based compensation, largely due to headcount growth to support our growing customer base.
Cost of service
Cost of service increased $5.5 million, or 16%, for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The increase was primarily the result of increased personnel costs, inclusive of share-based compensation, as our service delivery organization has scaled to support our product enablement and adoption within our customer base.
Amortization of acquired technologies
Amortization of acquired technology decreased by $7.1 million, or 81%, for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The decrease was primarily the result of certain acquired technology becoming fully amortized during fiscal 2025.

Gross Profit and Gross Margin

	Six Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$797,174	$672,018	$125,156	19%
Services	746	1,566	(820)	(52%)
Amortization of acquired technology	(1,695)	(8,772)	7,077	(81%)
Total gross profit	$796,225	$664,812	$131,413	20%
Gross margin:
Subscription	86%	86%
Services	2%	4%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	81%
Subscription
Subscription gross profit increased by $125.2 million, or 19%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024. Subscription gross margin remained consistent at 86%.
Services
Services gross profit decreased by $0.8 million, or 52%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024. Services gross margin decreased to 2% for the six months ended September 30, 2025 compared to 4% for the six months ended September 30, 2024. The decrease in gross profit and gross margin was primarily due to increased personnel costs.
Operating Expenses

	Six Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$223,164	$182,944	$40,220	22%
Sales and marketing	332,989	289,330	43,659	15%
General and administrative	104,741	93,931	10,810	12%
Amortization of other intangibles	24	9,552	(9,528)	(100%)
Total operating expenses	$660,918	$575,757	$85,161	15%
Research and development
Research and development expenses increased by $40.2 million, or 22%, for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The increase was primarily the result of increased personnel costs of $34.0 million, inclusive of a $8.4 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of the Dynatrace platform. Cloud-based hosting costs incurred in developing our platform also increased by $3.2 million.
Sales and marketing
Sales and marketing expenses increased by $43.7 million, or 15%, for the six months ended September 30, 2025, as compared to the six months ended September 30, 2024. The increase was primarily the result of increased personnel costs of $40.1 million, inclusive of a $5.8 million increase in share-based compensation, due to headcount growth as we continue to invest in our go-to-market strategy.

General and administrative
General and administrative expenses increased $10.8 million, or 12%, for the six months ended September 30, 2025, as compared to the six months ended September 30, 2024. The increase was primarily the result of increased personnel costs of $7.7 million, inclusive of a $2.7 million increase in share-based compensation, as we continue to scale our functions to support our continued growth.
Amortization of other intangibles
Amortization of other intangibles decreased by $9.5 million, or 100%, for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The decrease was primarily the result of certain intangible assets becoming fully amortized during fiscal 2025.
Interest Income, Net
Interest income, net, for the six months ended September 30, 2025 remained consistent relative to the six months ended September 30, 2024.
Other Income (Expense), Net
Other income, net, was $7.7 million for the six months ended September 30, 2025 as compared to other expense, net, of $4.1 million for the six months ended September 30, 2024. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
Income tax expense was $63.3 million for the six months ended September 30, 2025, which increased by $35.3 million from $28.0 million for the six months ended September 30, 2024. This increase was due to an increase to pre-tax income, the intra-entity asset transfer of the global economic rights of our IP to Switzerland in fiscal 2025 resulting in an increase to the GILTI inclusion, primarily due to an increase in capitalized foreign research and development expenses within GILTI, a decrease to the foreign-derived intangible income deduction, and changes to our uncertain tax positions. We elect to treat GILTI as a period cost for GAAP purposes.
Liquidity and Capital Resources
We have historically maintained a disciplined and balanced approach to optimizing costs and improving the efficiency and profitability of our business, while continuing to invest in future growth opportunities that we expect will drive long-term value. Our principal sources of liquidity are cash and cash equivalents, marketable securities (investments) and cash provided by operating activities. From time to time, we may borrow under our Credit Facility (as defined below). As of September 30, 2025, we had $1,225.0 million of cash and cash equivalents, $144.2 million of investments, primarily consisting of U.S. Treasury securities, corporate debt securities, U.S. agency securities, and commercial paper that have maturities between one and 30 months, and $399.0 million available under our Credit Facility.
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
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations entered into in the ordinary course of business, primarily for cloud hosting support. As of September 30, 2025, total contractual commitments were $729.8 million, with $92.5 million committed within the next 12 months.

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
Share Repurchase Program
In May 2024, we announced a share repurchase program for up to $500 million of common stock. For the three months ended September 30, 2025 and 2024, we repurchased and retired 1.0 million and 0.8 million shares of our common stock for a total of $50.0 million and $40.0 million, respectively. For the six months ended September 30, 2025 and 2024, we repurchased and retired 1.9 million shares of our common stock for a total of $95.0 million and $90.1 million, respectively. As of September 30, 2025, $232.3 million remained available for future repurchases. For additional information, please see Part II, Item 2 of this Quarterly Report.
Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (as amended to date, the “Credit Facility”). As of September 30, 2025, we had $399.0 million available under the Credit Facility with $1.0 million of letters of credit outstanding. As of September 30, 2025, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 7, Long-term Debt, of the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Six Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities(1)	$301,709	$254,391
Net cash used in investing activities	(6,505)	(46,620)
Net cash used in financing activities	(99,077)	(84,567)
Effect of exchange rate changes on cash and cash equivalents	11,857	4,990
Net increase in cash and cash equivalents	$207,984	$128,194
(1) Net cash provided by operating activities includes cash payments for interest and tax as follows:

	Six Months Ended September 30,
	2025	2024
	(in thousands)
Cash paid for interest	$363	$365
Cash paid for tax, net	$59,971	$55,452
Operating Activities
Net cash provided by operating activities was $301.7 million during the six months ended September 30, 2025 as compared to $254.4 million during the six months ended September 30, 2024. The $47.3 million increase in net cash provided by operating activities was driven by increased net income, adjusted for non-cash charges, of $62.9 million, partially offset by a decrease in the net changes of operating assets and liabilities of $15.6 million. The net increase in operating cash flow was primarily due to higher collections driven by revenue growth.

Investing Activities
Net cash used in investing activities was $6.5 million during the six months ended September 30, 2025 as compared to $46.6 million during the six months ended September 30, 2024. The $40.1 million decrease in net cash used in investing activities was driven by a $45.0 million increase in proceeds from sales and maturities of investments, net of purchases, partially offset by a $4.8 million increase in the purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $99.1 million during the six months ended September 30, 2025 as compared to $84.6 million during the six months ended September 30, 2024. The $14.5 million increase in net cash used in financing activities was driven by a $5.0 million decrease in proceeds from exercise of stock options, a $4.9 million increase in repurchases of common stock, a $4.4 million increase in taxes paid for net share settlement of equity awards, and a $1.7 million increase in other financing activities, consisting of deferred consideration paid for an acquisition of a business and capitalized software additions, partially offset by a $1.5 million increase in proceeds from the employee share purchase plan.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2025, as compared to the critical accounting policies and estimates disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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
Interest Rate Risk
As of September 30, 2025, we had cash and cash equivalents of $1,225.0 million, consisting primarily of money market funds, bank deposits, and highly liquid investments with an original maturity of three months or less, and investments of $144.2 million, primarily consisting of U.S. Treasury securities, corporate debt securities, U.S. agency securities, and commercial paper. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
As of September 30, 2025, we also had the Credit Facility in place, with availability of $399.0 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Facility. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of September 30, 2025, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 19% in the year ended March 31, 2025 compared to the prior year. Our revenue for the six months ended September 30, 2025 grew 19% compared to the prior-year period. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
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
Our business depends on the overall demand for observability and related solutions, particularly demand from mid- to large-sized accounts worldwide, and the purchase of our solutions by such organizations is often discretionary. Over the last year, we have observed global economic uncertainty at times as well as lengthening sales cycles. In an economic downturn or during periods of economic or political instability, we believe that our customers or prospects may reduce their operating or IT budgets, which could cause them to defer or forego purchases of observability and related solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating their vendor contracts or renewals, such as contracts with us. To the extent purchases of observability and related solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak or turbulent global economic conditions or a reduction in observability and related spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals, and lower revenue. For example, on October 1, 2025, the U.S. federal government entered a shutdown, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. An extended federal government shutdown, a prolonged continuing resolution, breach of the federal debt ceiling, a potential U.S. sovereign default, and changes in laws, regulations, or policies, such as the introduction of additional tariffs, could result in increased uncertainty and volatility in the global economy and financial markets, which could have an adverse effect on our business. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business, operating results, and financial condition.

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
The markets in which we operate are highly competitive, which may adversely affect our ability to add new customers, retain existing customers, and grow our business.
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In the last two years, we hired a new Chief People Officer, Chief Customer Officer, Chief Revenue Officer, Chief Marketing Officer, and various new sales and marketing leaders in their organizations, among other leadership changes.

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
We have access to a Credit Facility in the aggregate amount of $400.0 million. As of September 30, 2025, we had $399.0 million available under the Credit Facility with $1.0 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates and fee margins, which vary based on prescribed formulas. The Credit Facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our Credit Facility remains outstanding.

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
The success of our business depends on our ability to protect and enforce our proprietary rights, including our patents, trademarks, copyrights, trade secrets, and other IP rights, throughout the world. We attempt to protect our IP under patent, trademark, copyright, and trade secret laws, and through a combination of patent applications and trademark registrations, confidentiality procedures, contractual provisions, internal policies, security controls, and other methods. However, the steps we take to protect our IP may be inadequate. We will not be able to protect our IP if we are unable to secure or enforce our rights or if we do not detect unauthorized use of our IP. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products, offerings, and services that compete with ours. In the past, we have been made aware of public postings of portions of our source code. It is possible that released source code could reveal some of our trade secrets, create security risks, and impact our competitive advantage. Some license provisions protecting against unauthorized use, copying, transfer, reverse engineering, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and in some countries, there may not be sufficient legal processes available to us, in a timely fashion or at all, to enable us to effectively protect our IP. In expanding our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase. In addition, the use of other companies’ generative AI tools by our employees or contractors in a manner that violates our internal policies may compromise some of our proprietary or IP rights.

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

The “One Big Beautiful Bill Act” (the “OBBBA”), enacted on July 4, 2025, contains a number of tax reform provisions including the restoration of immediate expensing for domestic research and development expenditures, the reinstatement of 100% bonus depreciation, and modifications to the international tax framework. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2026 and other provisions effective in subsequent years. We have determined that the OBBBA will not have a material impact on fiscal 2026. We are evaluating the potential impact of the provisions effective in subsequent years, however, we do not anticipate the OBBBA to have a material impact, based on the guidance issued to date.

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
Revenue from customers located outside of the United States represented 55% of our total revenue for the six months ended September 30, 2025. As of March 31, 2025, approximately 68% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. Thus, substantially all of the revenue that we report in each quarter from the Dynatrace platform is derived from the recognition of revenue relating to contracts entered into during previous quarters. For the three months ended September 30, 2025, revenue recognized from deferred revenue at the beginning of the period was $429.0 million. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
We sell our solutions to U.S. federal and state and foreign governmental agency customers, often through our distributors and resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks, including constraints on the budgetary process, including changes in the policies and priorities of the particular government, such as the Department of Government Efficiency (“DOGE”) to reform federal government processes and reduce government expenditures, continuing resolutions, adherence to government audit and certification requirements, debt ceiling disruptions, deficit-reduction legislation, and any shutdown or default of the particular government. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Government demand and payment for our solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions, including in connection with an extended federal government shutdown. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business including business with governmental agencies across the country involved. Government entities, including DOGE, may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience, non-appropriation, or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.
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
Our business is subject to regulation by various U.S. federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, AI, privacy, cybersecurity and data protection laws, anti-bribery laws, sanctions, trade controls, public procurement regulations and guidelines, federal securities laws, and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. In addition, as we expand our business into new jurisdictions, as we serve customers in certain regulated industries, and as these laws and regulations are subject to change over time, we must continue to monitor and dedicate resources to ensure continued compliance. We also anticipate continued changes in the laws and regulations governing cybersecurity controls and processes, data governance, data transfers, data sovereignty, sanctions, trade controls, and the use of AI. Non-compliance with applicable regulations or requirements could subject us to litigation, investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition. Changes in cybersecurity, data governance, trade, and AI regulation, as well as geopolitical tensions, could increase our cost of doing business, for example, by requiring breach or vulnerability notifications or increased restrictions on trade, or requiring that data be retained, accessed, and viewed only within specific jurisdictional locations.
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
We are subject to the FCPA, the U.K. Bribery Act and other anti-bribery and anti-corruption laws in other jurisdictions. These laws generally prohibit companies, their employees, and their intermediaries from improperly making or offering payments or other benefits to government officials and others in the private sector.

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
Technology stocks have historically and recently experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through November 3, 2025. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
In May 2024, we announced a share repurchase program under which we are authorized to purchase up to $500 million of our common stock from time to time. As of September 30, 2025, a total of $232.3 million remained available for repurchase under the share repurchase program. Our share repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2025 was as follows (in thousands, except shares and per share data):

Period (1)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Approximate Dollar Value of Shares that may Yet be Purchased Under Plans or Programs(3)
July 1, 2025 - July 31, 2025	283,124	$53.86	283,124	$267,097
August 1, 2025 - August 31, 2025	335,298	48.80	335,298	250,726
September 1, 2025 - September 30, 2025	375,866	48.87	375,866	232,349
Total	994,288	$50.27	994,288
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

3.3	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019)

10.1*	Executive Employment Agreement between Dynatrace Austria GmbH and Bernd Greifeneder dated as of September 12, 2025

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

DYNATRACE, INC.

Date:	November 5, 2025	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ James Benson
James Benson
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)