Form 10-Q
period 2025-12-31
Dynatrace, Inc.
filed 2026-02-09
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

The Registrant had 298,251,114 shares of common stock outstanding as of February 5, 2026.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2025	March 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,091,534	$1,017,039
Short-term investments	96,780	96,189
Accounts receivable, net	468,041	624,437
Deferred commissions, current	123,565	109,895
Prepaid expenses and other current assets	87,152	83,901
Total current assets	1,867,072	1,931,461
Long-term investments	58,291	51,648
Property and equipment, net	67,713	61,522
Operating lease right-of-use assets, net	76,424	67,479
Goodwill	1,345,187	1,336,435
Intangible assets, net	22,868	25,534
Deferred tax assets, net	514,237	529,550
Deferred commissions, non-current	111,045	95,297
Other assets	37,823	40,752
Total assets	$4,100,660	$4,139,678

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,103	$27,286
Accrued expenses, current	240,018	252,503
Deferred revenue, current	924,672	1,087,518
Operating lease liabilities, current	17,543	13,979
Total current liabilities	1,193,336	1,381,286
Deferred revenue, non-current	52,790	50,989
Accrued expenses, non-current	35,981	24,452
Operating lease liabilities, non-current	68,276	61,384
Deferred tax liabilities	1,198	419
Total liabilities	1,351,581	1,518,530
Commitments and contingencies (Note 9)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 299,571,042 and 299,813,048 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively	300	300
Additional paid-in capital	2,352,238	2,370,563
Retained earnings	430,180	284,927
Accumulated other comprehensive loss	(33,639)	(34,642)
Total shareholders' equity	2,749,079	2,621,148
Total liabilities and shareholders' equity	$4,100,660	$4,139,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue:
Subscription	$493,372	$417,207	$1,423,968	$1,198,593
Service	22,101	18,962	62,703	54,925
Total revenue	515,473	436,169	1,486,671	1,253,518
Cost of revenue:
Cost of subscription	73,833	60,666	207,255	170,034
Cost of service	21,137	18,139	60,993	52,536
Amortization of acquired technology	866	3,756	2,561	12,528
Total cost of revenue	95,836	82,561	270,809	235,098
Gross profit	419,637	353,608	1,215,862	1,018,420

Operating expenses:
Research and development	120,569	98,343	343,733	281,287
Sales and marketing	174,058	154,472	507,047	443,802
General and administrative	52,260	49,354	157,001	143,285
Amortization of other intangibles	12	3,975	36	13,527
Total operating expenses	346,899	306,144	1,007,817	881,901
Income from operations	72,738	47,464	208,045	136,519
Interest income, net	12,083	11,726	37,620	37,351
Other (expense) income, net	(370)	(2,072)	7,281	(6,145)
Income before income taxes	84,451	57,118	252,946	167,725
Income tax (expense) benefit	(44,396)	304,634	(107,693)	276,655
Net income	$40,055	$361,752	$145,253	$444,380
Net income per share:
Basic	$0.13	$1.21	$0.48	$1.49
Diluted	$0.13	$1.19	$0.48	$1.47
Weighted average shares outstanding:
Basic	301,127	298,646	300,939	298,049
Diluted	303,250	303,467	304,765	302,815
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$40,055	$361,752	$145,253	$444,380
Other comprehensive income
Foreign currency translation adjustment	2,284	3,290	945	2,013
Unrealized gains (losses) on available-for-sale investments, net of taxes	31	(388)	58	278
Total other comprehensive income	2,315	2,902	1,003	2,291
Comprehensive income	$42,370	$364,654	$146,256	$446,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended December 31, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, September 30, 2025	301,791	$302	$2,424,121	$390,125	$(35,954)	$2,778,594
Other comprehensive income	—	—	—	—	2,315	2,315
Restricted stock units vested	998	1	(1)	—	—	—
Issuance of common stock related to employee stock purchase plan	331	—	12,519	—	—	12,519
Exercise of stock options	53	—	963	—	—	963
Share-based compensation	—	—	77,918	—	—	77,918
Shares withheld for employee taxes	(73)	—	(3,246)	—	—	(3,246)
Repurchases of common stock	(3,529)	(3)	(160,036)	—	—	(160,039)
Net income	—	—	—	40,055	—	40,055
Balance, December 31, 2025	299,571	$300	$2,352,238	$430,180	$(33,639)	$2,749,079

	Three Months Ended December 31, 2024
	Common Shares		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, September 30, 2024	298,519	$299	$2,295,796	$(116,129)	$(36,010)	$2,143,956
Other comprehensive income	—	—	—	—	2,902	2,902
Restricted stock units vested	1,102	1	(1)	—	—	—
Issuance of common stock related to employee stock purchase plan	269	—	10,770	—	—	10,770
Exercise of stock options	261	—	6,130	—	—	6,130
Share-based compensation	—	—	72,139	—	—	72,139
Shares withheld for employee taxes	(76)	—	(4,372)	—	—	(4,372)
Repurchases of common stock	(732)	(1)	(39,992)	—	—	(39,993)
Net income	—	—	—	361,752	—	361,752
Balance, December 31, 2024	299,343	$299	$2,340,470	$245,623	$(33,108)	$2,553,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Nine Months Ended December 31, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2025	299,813	$300	$2,370,563	$284,927	$(34,642)	$2,621,148
Other comprehensive income	—	—	—	—	1,003	1,003
Restricted stock units vested	4,692	5	(5)	—	—	—
Restricted stock awards granted	41	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	585	—	24,390	—	—	24,390
Exercise of stock options	234	—	4,701	—	—	4,701
Share-based compensation	—	—	226,627	—	—	226,627
Shares withheld for employee taxes	(366)	—	(18,970)	—	—	(18,970)
Repurchases of common stock	(5,428)	(5)	(255,068)	—	—	(255,073)
Net income	—	—	—	145,253	—	145,253
Balance, December 31, 2025	299,571	$300	$2,352,238	$430,180	$(33,639)	$2,749,079

	Nine Months Ended December 31, 2024
	Common Shares		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2024	296,963	$297	$2,249,349	$(198,757)	$(35,399)	$2,015,490
Other comprehensive income	—	—	—	—	2,291	2,291
Restricted stock units vested	4,177	4	(4)	—	—	—
Issuance of common stock related to employee stock purchase plan	531	—	21,159	—	—	21,159
Exercise of stock options	660	1	14,902	—	—	14,903
Share-based compensation	—	—	201,499	—	—	201,499
Shares withheld for employee taxes	(328)	—	(16,338)	—	—	(16,338)
Repurchases of common stock	(2,660)	(3)	(130,097)	—	—	(130,100)
Net income	—	—	—	444,380	—	444,380
Balance, December 31, 2024	299,343	$299	$2,340,470	$245,623	$(33,108)	$2,553,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$145,253	$444,380
Adjustments to reconcile net income to cash provided by operations:
Depreciation	13,744	13,851
Amortization	4,151	27,603
Share-based compensation	226,627	201,499
Deferred income taxes	18,474	(378,795)
Other	(7,917)	4,135
Net change in operating assets and liabilities:
Accounts receivable	168,032	204,251
Deferred commissions	(23,854)	(3,035)
Prepaid expenses and other assets	9,004	(21,573)
Accounts payable and accrued expenses	(30,448)	(27,608)
Operating leases, net	1,456	434
Deferred revenue	(189,033)	(168,513)
Net cash provided by operating activities	335,489	296,629

Cash flows from investing activities:
Purchase of property and equipment	(18,215)	(11,540)
Capitalized software additions	(194)	—
Acquisition of a business, net of cash acquired	—	(100)
Purchases of investments	(108,858)	(107,989)
Proceeds from sales and maturities of investments	103,882	68,145
Net cash used in investing activities	(23,385)	(51,484)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	24,390	21,159
Proceeds from exercise of stock options	4,701	14,903
Repurchases of common stock	(255,033)	(130,100)
Taxes paid related to net share settlement of equity awards	(19,634)	(16,338)
Other	(3,866)	(1,656)
Net cash used in financing activities	(249,442)	(112,032)

Effect of exchange rates on cash and cash equivalents	11,833	(4,614)

Net increase in cash and cash equivalents	74,495	128,499

Cash and cash equivalents, beginning of period	1,017,039	778,983
Cash and cash equivalents, end of period	$1,091,534	$907,482

Supplemental cash flow data:
Cash paid for interest	$572	$575
Cash paid for tax, net	$83,620	$84,344
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of December 31, 2025 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three and nine months ended December 31, 2025 and 2024, statements of cash flows for the nine months ended December 31, 2025 and 2024, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of December 31, 2025, its results of operations for the three and nine months ended December 31, 2025 and 2024, and its cash flows for the nine months ended December 31, 2025 and 2024 are in accordance with GAAP. The results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”).
Use of estimates
The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Management evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to revenue recognition, the allowance for credit losses, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of long-lived assets, the valuation of intellectual property (“IP”), the period of benefit for deferred commissions, income taxes, share-based compensation expense, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Management bases these estimates on historical experiences and on various other assumptions that the Company believes are reasonable. Actual results could differ from those estimates.
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
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region based on customer location (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$257,824	50%	$225,168	52%	$752,597	51%	$643,131	51%
Europe, Middle East and Africa	165,970	32%	136,022	31%	477,028	32%	393,116	31%
Asia Pacific	50,199	10%	41,136	9%	141,454	9%	119,897	10%
Latin America	41,480	8%	33,843	8%	115,592	8%	97,374	8%
Total revenue	$515,473		$436,169		$1,486,671		$1,253,518
Effective April 1, 2025, the Company evaluates total revenue by geographic region based on the location of the customer (or end-customer under partner transactions) per the executed contract, rather than based on the location of the Company’s contracting entity. Prior period amounts have been recast to conform to the current period presentation.
For the three and nine months ended December 31, 2025 and 2024, the United States was the only country that represented more than 10% of the Company’s revenue, constituting $231.0 million and 45% and $201.7 million and 46% of total revenue during the three months ended December 31, 2025 and 2024, respectively, and $666.4 million and 45% and $582.8 million and 46% of total revenue during the nine months ended December 31, 2025 and 2024, respectively.
Revenue recognized during the three months ended December 31, 2025 and 2024, which was included in the deferred revenue balance at the beginning of each respective period, was $429.0 million and $347.4 million, respectively. Revenue recognized during the nine months ended December 31, 2025 and 2024, which was included in the deferred revenue balance at the beginning of each respective period, was $987.8 million and $880.4 million, respectively.

Remaining performance obligations
As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,203.2 million, which consists of both billed consideration in the amount of $977.5 million and unbilled consideration in the amount of $2,225.7 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 53% of the total remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
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
Contract assets
As of December 31, 2025 and March 31, 2025, contract assets of $31.8 million and $1.6 million, respectively, were included in accounts receivable, net, on the Company’s condensed consolidated balance sheets.
4.     Investments and Fair Value Measurements
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale investments, including those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$107,564	$261	$(6)	$107,819
Corporate debt securities	26,018	92	(4)	26,106
Commercial paper	5,307	1	(1)	5,307
U.S. government agency securities	15,440	5	(3)	15,442
Total	$154,329	$359	$(14)	$154,674

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$108,045	$223	$(12)	$108,256
Corporate debt securities	22,457	71	(14)	22,514
Commercial paper	7,778	2	(1)	7,779
U.S. government agency securities	12,744	2	(3)	12,743
Total	$151,024	$298	$(30)	$151,292
Unrealized gains and losses on available-for-sale investments, net of tax, are included within accumulated other comprehensive loss in the condensed consolidated balance sheets. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis. Based on the evaluation of available evidence, the Company does not believe any unrealized losses on its investments as of December 31, 2025 represent credit losses.

As of December 31, 2025, the fair values of available-for-sale investments, excluding those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets, are as follows by remaining contractual maturity (in thousands):

December 31, 2025
Due within one year	$96,780
Due in one year through five years	56,400
Total	$153,180
The Company offers a non-qualified deferred compensation plan to eligible U.S. employees and directors. The Company held $1.9 million and $0.7 million of investments in mutual funds that are associated with this plan and were classified as restricted trading securities as of December 31, 2025 and March 31, 2025, respectively. These securities are not included in the tables above but are included as investments in the condensed consolidated balance sheets.
The following tables present the Company’s financial assets that have been measured at fair value on a recurring basis as of December 31, 2025 and March 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$707,963	$—	$—	$707,963
Commercial paper	—	500	—	500
U.S. government agency securities	—	994	—	994
Investments:
Mutual funds	1,891	—	—	1,891
U.S. treasury securities	—	107,819	—	107,819
Corporate debt securities	—	26,106	—	26,106
Commercial paper	—	4,807	—	4,807
U.S. government agency securities	—	14,448	—	14,448
Total financial assets	$709,854	$154,674	$—	$864,528

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$679,675	$—	$—	$679,675
U.S. treasury securities	—	1,577	—	1,577
Commercial paper	—	1,596	—	1,596
U.S. government agency securities	—	996	—	996
Investments:
Mutual funds	714	—	—	714
U.S. treasury securities	—	106,679	—	106,679
Corporate debt securities	—	22,514	—	22,514
Commercial paper	—	6,183	—	6,183
U.S. government agency securities	—	11,747	—	11,747
Total financial assets	$680,389	$151,292	$—	$831,681
The Company recorded interest income from its cash, cash equivalents, and investments of $12.3 million and $12.0 million for the three months ended December 31, 2025 and 2024, respectively, and $38.3 million and $38.2 million for the nine months ended December 31, 2025 and 2024, respectively.

5.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the nine months ended December 31, 2025 consist of the following (in thousands):

December 31, 2025
Balance, beginning of period	$1,336,435
Foreign currency impact	8,752
Balance, end of period	$1,345,187
Intangible assets, net, excluding goodwill, consist of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$224,169	$(201,416)	$22,753
Customer relationships	351,768	(351,653)	115
Trademarks and tradenames	55,003	(55,003)	—
Total intangible assets	$630,940	$(608,072)	$22,868

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$221,966	$(196,582)	$25,384
Customer relationships	351,761	(351,611)	150
Trademarks and tradenames	55,003	(55,003)	—
Total intangible assets	$628,730	$(603,196)	$25,534
Amortization of intangible assets totaled $1.4 million and $8.2 million for the three months ended December 31, 2025 and 2024, respectively, and $4.1 million and $27.6 million for the nine months ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the estimated future amortization expense of the Company’s intangible assets is as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2026 (remaining three months)	$1,406
2027	5,625
2028	5,620
2029	4,711
2030	3,450
Thereafter	2,056
Total	$22,868
6.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended December 31, 2025 was 52.6% compared to (533.3)% for the three months ended December 31, 2024. The Company’s effective tax rate for the nine months ended December 31, 2025 was 42.6% compared to (164.9)% for the nine months ended December 31, 2024. The increase in the effective tax rate for both the three months ended December 31, 2025 and the nine months ended December 31, 2025 was primarily due to a $320.9 million discrete tax benefit recognized in fiscal 2025 on the IP Transfer (as defined below) of the global economic rights of the Company’s IP to Switzerland. The IP Transfer also impacted fiscal 2026 resulting in an increase to the global intangible low-taxed income (“GILTI”) inclusion, primarily due to an increase in capitalized foreign research and development expenses within GILTI and a decrease to the foreign-derived intangible income deduction. Dynatrace elects to treat GILTI as a period cost for GAAP purposes.

During the three months ended December 31, 2024, the Company completed an intra-entity asset transfer of the global economic rights of Dynatrace IP from a wholly-owned U.S. subsidiary to a wholly-owned Swiss subsidiary, more closely aligning the Company’s IP rights with its business operations (the “IP Transfer”). The transaction is taxable in the U.S. through 2044. In Switzerland, the transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a tax benefit and related deferred tax asset of $320.9 million. The Company determined the estimated value of the transferred IP based principally on the present value of projected income related to the IP, requiring management to make significant assumptions related to the discount rate and the forecast of future revenues and expenses. The tax-deductible amortization related to the transferred IP rights will be recognized through 2035. The deferred tax asset and the tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. The Company expects to realize the deferred tax asset resulting from the IP Transfer.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. The OBBBA contains a broad range of tax reform provisions including immediate expensing of domestic research and development expenditures, the reinstatement of 100% bonus depreciation, and modifications to the international tax framework. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2026 and other provisions effective in subsequent years. The OBBBA does not have a material impact on fiscal 2026. The Company is evaluating the potential impact of the provisions effective in future years and does not currently anticipate the OBBBA will have a material impact.
7.    Long-term Debt
In December 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (as amended to date, the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of December 31, 2025 and March 31, 2025, there were no amounts outstanding under the Credit Facility. There were $1.0 million and $0.8 million of letters of credit issued as of December 31, 2025 and March 31, 2025, respectively. The Company had $399.0 million and $399.2 million of availability under the Credit Facility as of December 31, 2025 and March 31, 2025, respectively.
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
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the condensed consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $0.7 million and $1.0 million of unamortized debt issuance costs as of December 31, 2025 and March 31, 2025, respectively.
Pursuant to the Credit Facility, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC and other wholly owned subsidiaries of the Company, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At December 31, 2025, the Company was in compliance with all applicable covenants.
Interest expense
Interest expense, including amortization of debt issuance costs and original issuance discount, was $0.2 million and $0.3 million for the three months ended December 31, 2025 and 2024, respectively, and $0.7 million and $0.8 million for the nine months ended December 31, 2025 and 2024, respectively.

8.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2026 to 2036. As of December 31, 2025, the weighted average remaining lease term was 5.9 years and the weighted average discount rate was 4.3%. The Company did not have any finance leases as of December 31, 2025.
The following table presents information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating lease expense	$4,288	$3,597	$12,452	$11,729
Short-term lease expense	$472	$644	$1,587	$1,893
Variable lease expense	$438	$355	$1,221	$1,243

The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Nine Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$14,213	$15,119
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$18,629	$18,696
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.
As of December 31, 2025, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2026	$5,160
2027	20,345
2028	15,988
2029	14,176
2030	13,107
Thereafter	27,976
Total operating lease payments	96,752
Less: imputed interest	(10,933)
Total operating lease liabilities	$85,819

As of December 31, 2025, the Company had commitments of $91.9 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during fiscal year 2026 with lease terms ranging from 3 years to 10 years.
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

10.    Shareholders’ Equity
Share Repurchase Program
In May 2024, the Company announced a share repurchase program for up to $500 million of common stock, which was substantially completed as of February 9, 2026. This share repurchase program does not have a time limit, does not obligate the Company to acquire a specific number of shares, and may be suspended, modified, or terminated at any time, without prior notice. Under this program, the Company has the ability to repurchase shares from time to time on the open market, pursuant to 10b5-1 trading plans, or by other legally permissible means.
For the three months ended December 31, 2025 and 2024, the Company repurchased and retired 3.5 million and 0.7 million shares of its common stock for a total of $160.0 million and $40.0 million, respectively. For the nine months ended December 31, 2025 and 2024, the Company repurchased and retired 5.4 million and 2.7 million shares of its common stock for a total of $255.0 million and $130.1 million, respectively. As of December 31, 2025, $72.3 million remained available for future repurchases.
On February 9, 2026, the Company announced that its Board of Directors (the “Board”) authorized a new share repurchase program for up to $1 billion of common stock. The $1 billion share repurchase program does not have a time limit, does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice.
11.    Share-based Compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of revenue	$10,792	$9,821	$30,657	$27,265
Research and development	29,160	26,582	85,739	74,769
Sales and marketing	21,883	20,709	64,493	57,481
General and administrative	16,083	15,027	45,738	41,984
Total share-based compensation	$77,918	$72,139	$226,627	$201,499
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s Board, upon the recommendation of the Compensation Committee of the Board, adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the Equity Incentive Plan. The Equity Incentive Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2025, 63,204,540 shares of common stock were available for future issuance under the Equity Incentive Plan.

Restricted shares and units
The following table provides a summary of the changes in the number of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) for the nine months ended December 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSAs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2025	10,024	$48.33	95	$49.05
Granted	6,642	54.82	41	49.05
Vested	(4,692)	47.82	(59)	49.05
Forfeited	(776)	50.84	—	—
Balance, December 31, 2025	11,198	$52.22	77	$49.05
RSUs outstanding as of December 31, 2025 were comprised of 10.1 million RSUs with only service conditions and 1.1 million RSUs with both service and performance or market-based conditions (“PSUs”).
During the nine months ended December 31, 2025, the Company granted PSUs that contain financial performance conditions (the “Financial PSUs”) and PSUs based on relative total stockholder return performance (the “rTSR PSUs”). Both the Financial PSUs and rTSR PSUs are not earned if the applicable threshold percentage of the specific metric is not achieved. The maximum number of shares that may be earned is 200% of the target award. The PSUs are also subject to time-based vesting and are contingent upon the employee remaining employed by the Company or one of its subsidiaries through the applicable vesting dates.
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
As of December 31, 2025, the total unrecognized compensation expense related to unvested RSAs is $2.8 million and is to be recognized over a weighted average period of 1.0 years. As of December 31, 2025, the total unrecognized compensation expense related to unvested RSUs was $478.6 million and is expected to be recognized over a weighted average period of 2.1 years.
Stock options
The following table summarizes activity for stock options during the nine months ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2025	2,072	$22.07
Exercised	(234)	20.10
Forfeited or expired	(27)	35.46
Balance, December 31, 2025	1,811	$22.13	3.8	$38,937
Options vested and expected to vest at December 31, 2025	1,811	$22.13	3.8	$38,937
Options vested and exercisable at December 31, 2025	1,811	$22.13	3.8	$38,937
As of December 31, 2025, there was no unrecognized compensation expense related to non-vested stock options.

Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “ESPP”). The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. During the nine months ended December 31, 2025, 585,348 shares of common stock were purchased under the ESPP. As of December 31, 2025, 20,716,161 shares of common stock were available for future issuance under the ESPP.
As of December 31, 2025, there was approximately $3.4 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.
12.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net income	$40,055	$361,752	$145,253	$444,380
Denominator:
Weighted average shares outstanding, basic	301,127	298,646	300,939	298,049
Dilutive effect of share-based awards	2,123	4,821	3,826	4,766
Weighted average shares outstanding, diluted	303,250	303,467	304,765	302,815

Net income per share, basic	$0.13	$1.21	$0.48	$1.49
Net income per share, diluted	$0.13	$1.19	$0.48	$1.47
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three and nine months ended December 31, 2025 and 2024 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Unvested RSAs and RSUs	5,171	140	3,860	246
Stock options	57	57	44	98
Shares committed under ESPP	—	4	—	4
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

The CODM also utilizes expense information in order to assess the Company’s financial performance. The Company’s significant expenses and other segment items, as included in consolidated net income, are provided in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue	$515,473	$436,169	$1,486,671	$1,253,518

Adjusted cost of revenue(1)	83,914	68,515	235,622	193,519
Adjusted research and development expenses(1)	90,370	69,991	252,396	201,031
Adjusted sales and marketing expenses(1)	151,687	132,901	439,216	383,226
Adjusted general and administrative expenses(1)	36,074	34,028	110,084	100,089
Share-based compensation and related employer payroll taxes	79,812	75,433	238,711	212,973
Amortization of intangibles	878	7,731	2,597	26,055
Other segment items(2)	32,683	(314,182)	62,792	(307,755)
Segment net income	$40,055	$361,752	$145,253	$444,380

Consolidated net income	$40,055	$361,752	$145,253	$444,380
(1) Excludes share-based compensation; employer payroll taxes on employee stock transactions; amortization of intangibles; and transaction, restructuring and other-non-recurring or unusual items, which are independently reviewed by the CODM.
(2) Other segment items primarily includes interest income, net; other (expense) income, net; and income tax (expense) benefit, as reported in the condensed consolidated statements of operations. Other segment items also includes $0.1 million of transaction, restructuring, and other non-recurring or unusual items for the three and nine months ended December 31, 2024. There were no transaction, restructuring, and other non-recurring or unusual items for the three and nine months ended December 31, 2025.
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
Long-lived assets, net
The following table presents the Company’s long-lived assets, net, which consists of property and equipment, net, and operating lease right-of-use asset, net, by geographic region for the periods presented (in thousands):

	December 31, 2025	March 31, 2025
North America	$46,272	$36,522
Europe, Middle East and Africa	92,406	88,255
Asia Pacific	4,862	3,577
Latin America	597	647
Total long-lived assets, net	$144,137	$129,001

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

Third-Quarter 2026 Financial Highlights
Our financial highlights for the three months ended December 31, 2025 were:
•Our annual recurring revenue (“ARR”) was $1,972 million as of December 31, 2025, which reflected 20% growth year-over-year;
•Our total revenue was $515 million, which reflected 18% growth year-over-year;
•Our subscription revenue was $493 million, which reflected 18% growth year-over-year;
•We delivered GAAP income from operations of $73 million and non-GAAP income from operations(1) of $153 million; and
•Our net cash provided by operating activities and free cash flow(1) was $34 million and $27 million, respectively.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
•Extend our technology and market leadership position. We intend to maintain our position as a leading AI-powered observability platform through increased investment in research and development, and innovation. We plan to expand the functionality of our end-to-end Dynatrace platform and invest in capabilities that address new market opportunities. For example, we believe we are well positioned to grow our next generation log management offering, which integrates logs, traces, metrics, and other core observability and security data types into a single platform, providing customers with greater value than legacy log management solutions that are viewed as too expensive, providing too little value, or largely operating independently from existing monitoring tools. We also plan to evolve our AI capabilities to drive differentiation, with a focus on evolving into an agentic AI platform that can act autonomously to make decisions and take actions without human intervention. We believe this strategy will enable new growth opportunities and allow us to deliver differentiated high-value outcomes to our customers.
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
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of December 31,
	2025	2024
	(in thousands, except percentages)
Total ARR	$1,972,283	$1,647,412
Year-over-year increase	20%	16%
Dollar-based net retention rate	111%	111%

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Non-GAAP income from operations(1)	$153,428	$130,734	$449,353	$375,653
Free cash flow(1)	27,234	37,569	317,080	285,089
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

The tables below provide a reconciliation of our non-GAAP income from operations and free cash flow to their most directly comparable GAAP measure:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
GAAP income from operations	$72,738	$47,464	$208,045	$136,519
Share-based compensation	77,918	72,139	226,627	201,499
Employer payroll taxes on employee stock transactions	1,894	3,294	12,084	11,474
Amortization of intangibles	878	7,731	2,597	26,055
Transaction, restructuring, and other	—	106	—	106
Non-GAAP income from operations	$153,428	$130,734	$449,353	$375,653

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Net cash provided by operating activities	$33,780	$42,238	$335,489	$296,629
Purchase of property and equipment	(6,546)	(4,669)	(18,215)	(11,540)
Capitalized software additions	—	—	(194)	—
Free cash flow	$27,234	$37,569	317,080	285,089
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
Amortization of acquired technology. Amortization of acquired technology includes amortization expense for technology acquired when our former controlling stockholder (the Thoma Bravo Funds) acquired our company in 2014 and from business combinations and asset acquisitions. As the acquired technology from the Thoma Bravo Funds’ acquisition of our company became fully amortized during the year ended March 31, 2025, we expect amortization expense to decrease as compared to historical periods.

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
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships and tradenames acquired when our former controlling stockholder (the Thoma Bravo Funds) acquired our company in 2014 and from business combinations. As the customer relationships and tradenames acquired from the Thoma Bravo Funds’ acquisition of our company became fully amortized during the year ended March 31, 2025, we expect amortization expense to decrease as compared to historical periods.
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
Income Tax Benefit
We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax benefit.
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the net global intangible low-taxed income (“GILTI”) inclusion, (2) foreign withholding taxes, (3) nondeductible executive compensation, and (4) the recognition of royalty income in the U.S. as a result of the “IP Transfer” (as defined below) in fiscal 2025, partially offset by the generation of U.S. foreign tax credits. We expect these items to continue to affect our income tax rate and income tax benefit.

During the three months ended December 31, 2024, we completed an intra-entity asset transfer of the global economic rights of our IP from a wholly-owned U.S. subsidiary to a wholly-owned Swiss subsidiary, more closely aligning our IP rights with our business operations (the “IP Transfer”). The transaction is taxable in the U.S. through 2044. In Switzerland, the transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a tax benefit and related deferred tax asset of $320.9 million. We determined the estimated value of the transferred IP based principally on the present value of projected income related to the IP, requiring management to make significant assumptions related to the discount rate and the forecast of future revenues and expenses. The tax-deductible amortization related to the transferred IP rights will be recognized through 2035. The deferred tax asset and tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. We expect to realize the deferred tax asset resulting from the IP Transfer.
Pillar Two proposal
Many countries have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to a 15% global minimum tax issued by the Organization for Economic Cooperation and Development (“OECD”). For fiscal 2026, we do not expect these provisions to have a material impact on our condensed consolidated financial statements based on the guidance available thus far. On January 5, 2026, the OECD released administrative guidance on a “side-by-side” system that would exempt U.S. parented multinational businesses from certain provisions of Pillar Two, effective for fiscal years beginning on or after January 1, 2026. We will continue to monitor ongoing developments and evaluate any potential impact on future periods.
U.S. Tax Legislation
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. The OBBBA contains a broad range of tax reform provisions including immediate expensing of domestic research and development expenditures, the reinstatement of 100% bonus depreciation, and modifications to the international tax framework. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2026 and other provisions effective in subsequent years. The OBBBA does not have a material impact on fiscal 2026. We are evaluating the potential impact of the provisions effective in future years, however we do not anticipate the OBBBA will have a material impact.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended December 31, 2025 and 2024

	Three Months Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$493,372	96%	$417,207	96%
Service	22,101	4%	18,962	4%
Total revenue	515,473	100%	436,169	100%
Cost of revenue:
Cost of subscription	73,833	15%	60,666	14%
Cost of service	21,137	4%	18,139	4%
Amortization of acquired technology	866	—%	3,756	1%
Total cost of revenue(1)	95,836	19%	82,561	19%
Gross profit	419,637	81%	353,608	81%

Operating expenses:
Research and development(1)	120,569	23%	98,343	23%
Sales and marketing(1)	174,058	34%	154,472	35%
General and administrative(1)	52,260	10%	49,354	11%
Amortization of other intangibles	12	—%	3,975	1%
Total operating expenses	346,899		306,144
Income from operations	72,738	14%	47,464	11%
Interest income, net	12,083		11,726
Other expense, net	(370)		(2,072)
Income before income taxes	84,451		57,118
Income tax (expense) benefit	(44,396)		304,634
Net income	$40,055		$361,752
(1)  Includes share-based compensation expense as follows:

	Three Months Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$10,792	$9,821
Research and development	29,160	26,582
Sales and marketing	21,883	20,709
General and administrative	16,083	15,027
Total share-based compensation	$77,918	$72,139

Revenue

	Three Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Subscription	$493,372	$417,207	$76,165	18%
Service	22,101	18,962	3,139	17%
Total revenue	$515,473	$436,169	$79,304	18%
Subscription
Subscription revenue increased by $76.2 million, or 18%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily due to existing customers expanding their use of the Dynatrace platform combined with the adoption of our solutions by new customers.
Service
Service revenue increased by $3.1 million, or 17%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The increase was primarily due to growth in customer demand for product enablement and adoption services.
Cost of Revenue

	Three Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$73,833	$60,666	$13,167	22%
Cost of service	21,137	18,139	2,998	17%
Amortization of acquired technology	866	3,756	(2,890)	(77%)
Total cost of revenue	$95,836	$82,561	$13,275	16%
Cost of subscription
Cost of subscription increased by $13.2 million, or 22%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The increase was primarily due to increased cloud-based hosting costs of $9.5 million to support the growing usage of the Dynatrace SaaS platform and increased personnel costs of $2.7 million, inclusive of share-based compensation, largely due to headcount growth to support our growing customer base.
Cost of service
Cost of service increased by $3.0 million, or 17%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The increase was primarily the result of increased personnel costs, inclusive of share-based compensation, as our service delivery organization has scaled to support our product enablement and adoption within our customer base.
Amortization of acquired technology
Amortization of acquired technology decreased by $2.9 million, or 77%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decrease was primarily the result of certain acquired technology becoming fully amortized during fiscal 2025.

Gross Profit and Gross Margin

	Three Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$419,539	$356,541	$62,998	18%
Service	964	823	141	17%
Amortization of acquired technology	(866)	(3,756)	2,890	(77%)
Total gross profit	$419,637	$353,608	$66,029	19%
Gross margin:
Subscription	85%	85%
Service	4%	4%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	81%
Subscription
Subscription gross profit increased by $63.0 million, or 18%, during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. Subscription gross margin remained consistent at 85%.
Service
Service gross profit increased by $0.1 million, or 17%, during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. Service gross margin remained consistent at 4%.
Operating Expenses

	Three Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$120,569	$98,343	$22,226	23%
Sales and marketing	174,058	154,472	19,586	13%
General and administrative	52,260	49,354	2,906	6%
Amortization of other intangibles	12	3,975	(3,963)	(100%)
Total operating expenses	$346,899	$306,144	$40,755	13%
Research and development
Research and development expenses increased by $22.2 million, or 23%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The increase was primarily the result of increased personnel costs of $18.9 million, inclusive of a $2.6 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of the Dynatrace platform. Cloud-based hosting costs incurred in developing our platform also increased by $1.9 million.
Sales and marketing
Sales and marketing expenses increased by $19.6 million, or 13%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The increase was primarily due to increased personnel costs of $19.2 million, inclusive of a $1.2 million increase in share-based compensation, due to headcount growth as we continue to invest in our go-to-market strategy.

General and administrative
General and administrative expenses increased $2.9 million, or 6%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The increase was primarily due to increased personnel costs of $4.8 million, inclusive of a $1.1 million increase in share-based compensation, as we continue to scale our functions to support our continued growth. This increase was partially offset by decreased professional fees of $2.3 million.
Amortization of other intangibles
Amortization of other intangibles decreased by $4.0 million, or 100%, for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The decrease was primarily the result of certain intangible assets becoming fully amortized during fiscal 2025.
Interest Income, Net
Interest income, net, for the three months ended December 31, 2025 remained consistent relative to the three months ended December 31, 2024.
Other Expense, Net
Other expense, net, was $0.4 million for the three months ended December 31, 2025 compared to $2.1 million for the three months ended December 31, 2024. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax (Expense) Benefit
Income tax expense was $44.4 million for the three months ended December 31, 2025, which increased by $349.1 million from an income tax benefit of $304.6 million for the three months ended December 31, 2024. This increase was primarily due to a $320.9 million discrete tax benefit recognized in fiscal 2025 on the intra-equity asset transfer of the global economic rights of the Company’s IP Transfer to Switzerland, and an increase to pre-tax income. The IP Transfer also impacted fiscal 2026 resulting in an increase to the GILTI inclusion, primarily due to an increase in capitalized foreign research and development expenses within GILTI, a decrease to the foreign-derived intangible income deduction. We elect to treat GILTI as a period cost for GAAP purposes.

Comparison of the Nine Months Ended December 31, 2025 and 2024

	Nine Months Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$1,423,968	96%	$1,198,593	96%
Service	62,703	4%	54,925	4%
Total revenue	1,486,671	100%	1,253,518	100%
Cost of revenue:
Cost of subscription	207,255	14%	170,034	14%
Cost of service	60,993	4%	52,536	4%
Amortization of acquired technology	2,561	—%	12,528	1%
Total cost of revenue (1)	270,809	18%	235,098	19%
Gross profit	1,215,862	82%	1,018,420	81%

Operating expenses:
Research and development (1)	343,733	23%	281,287	22%
Sales and marketing (1)	507,047	34%	443,802	35%
General and administrative (1)	157,001	11%	143,285	11%
Amortization of other intangibles	36	—%	13,527	1%
Total operating expenses	1,007,817		881,901
Income from operations	208,045	14%	136,519	11%
Interest income, net	37,620		37,351
Other income (expense), net	7,281		(6,145)
Income before income taxes	252,946		167,725
Income tax (expense) benefit	(107,693)		276,655
Net income	$145,253		$444,380
(1)  Includes share-based compensation expense as follows:

	Nine Months Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$30,657	$27,265
Research and development	85,739	74,769
Sales and marketing	64,493	57,481
General and administrative	45,738	41,984
Total share-based compensation	$226,627	$201,499
Revenue

	Nine Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$1,423,968	$1,198,593	$225,375	19%
Services	62,703	54,925	7,778	14%
Total revenue	$1,486,671	$1,253,518	$233,153	19%

Subscription
Subscription revenue increased by $225.4 million, or 19%, for the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, primarily due to existing customers expanding their use of the Dynatrace platform combined with the adoption of our solutions by new customers.
Service
Service revenue increased by $7.8 million, or 14%, for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The increase was primarily due to growth in customer demand for product enablement and adoption services.
Cost of Revenue

	Nine Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$207,255	$170,034	$37,221	22%
Cost of service	60,993	52,536	8,457	16%
Amortization of acquired technology	2,561	12,528	(9,967)	(80%)
Total cost of revenue	$270,809	$235,098	$35,711	15%
Cost of subscription
Cost of subscription increased $37.2 million, or 22%, for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The increase was primarily due to increased cloud-based hosting costs of $24.9 million to support the growing usage of the Dynatrace SaaS platform and increased personnel costs of $10.1 million, inclusive of a $1.8 million increase in share-based compensation, largely due to headcount growth to support our growing customer base.
Cost of service
Cost of service increased $8.5 million, or 16%, for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The increase was primarily the result of increased personnel costs, inclusive of share-based compensation, as our service delivery organization has scaled to support our product enablement and adoption within our customer base.
Amortization of acquired technologies
Amortization of acquired technology decreased by $10.0 million, or 80%, for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The decrease was primarily the result of certain acquired technology becoming fully amortized during fiscal 2025.

Gross Profit and Gross Margin

	Nine Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$1,216,713	$1,028,559	$188,154	18%
Services	1,710	2,389	(679)	(28%)
Amortization of acquired technology	(2,561)	(12,528)	9,967	(80%)
Total gross profit	$1,215,862	$1,018,420	$197,442	19%
Gross margin:
Subscription	85%	86%
Services	3%	4%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	82%	81%
Subscription
Subscription gross profit increased by $188.2 million, or 18%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. Subscription gross margin decreased to 85% for the nine months ended December 31, 2025 compared to 86% for the nine months ended December 31, 2024. Gross margin decreased primarily due to higher cloud hosting expenses, which were driven by increased customer utilization of the Dynatrace SaaS platform and expanding adoption of platform features.
Services
Services gross profit decreased by $0.7 million, or 28%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. Services gross margin decreased to 3% for the nine months ended December 31, 2025 compared to 4% for the nine months ended December 31, 2024. The decrease in gross margin was primarily due to increased personnel costs, including share-based compensation.
Operating Expenses

	Nine Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$343,733	$281,287	$62,446	22%
Sales and marketing	507,047	443,802	63,245	14%
General and administrative	157,001	143,285	13,716	10%
Amortization of other intangibles	36	13,527	(13,491)	(100%)
Total operating expenses	$1,007,817	$881,901	$125,916	14%
Research and development
Research and development expenses increased by $62.4 million, or 22%, for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The increase was primarily the result of increased personnel costs of $52.9 million, inclusive of a $11.0 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of the Dynatrace platform. Cloud-based hosting costs incurred in developing our platform also increased by $5.1 million.

Sales and marketing
Sales and marketing expenses increased by $63.2 million, or 14%, for the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024. The increase was primarily the result of increased personnel costs of $59.3 million, inclusive of a $7.0 million increase in share-based compensation, due to headcount growth as we continue to invest in our go-to-market strategy.
General and administrative
General and administrative expenses increased $13.7 million, or 10%, for the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024. The increase was primarily the result of increased personnel costs of $12.5 million, inclusive of a $3.8 million increase in share-based compensation, as we continue to scale our functions to support our continued growth.
Amortization of other intangibles
Amortization of other intangibles decreased by $13.5 million, or 100%, for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The decrease was primarily the result of certain intangible assets becoming fully amortized during fiscal 2025.
Interest Income, Net
Interest income, net, for the nine months ended December 31, 2025 remained consistent relative to the nine months ended December 31, 2024.
Other Income (Expense), Net
Other income, net, was $7.3 million for the nine months ended December 31, 2025 as compared to other expense, net, of $6.1 million for the nine months ended December 31, 2024. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax (Expense) Benefit
Income tax expense was $107.7 million for the nine months ended December 31, 2025, which increased by $384.3 million from an income tax benefit of $276.7 million for the nine months ended December 31, 2024. This increase was primarily due to a $320.9 million discrete tax benefit recognized in fiscal 2025 on the intra-equity asset transfer of the global economic rights of the Company’s IP Transfer to Switzerland, and an increase to pre-tax income. The IP Transfer also impacted fiscal 2026 resulting in an increase to the GILTI inclusion, primarily due to an increase in capitalized foreign research and development expenses within GILTI, a decrease to the foreign-derived intangible income deduction. We elect to treat GILTI as a period cost for GAAP purposes.
Liquidity and Capital Resources
We have historically maintained a disciplined and balanced approach to optimizing costs and improving the efficiency and profitability of our business, while continuing to invest in future growth opportunities that we expect will drive long-term value. Our principal sources of liquidity are cash and cash equivalents, marketable securities (investments) and cash provided by operating activities. From time to time, we may borrow under our Credit Facility (as defined below). As of December 31, 2025, we had $1,091.5 million of cash and cash equivalents, $155.1 million of investments, primarily consisting of U.S. Treasury securities, corporate debt securities, U.S. agency securities, and commercial paper that have maturities between one and 28 months, and $399.0 million available under our Credit Facility.
We have historically financed our operations primarily through payments by our customers for use of our product offerings and related services.
Over the past three years, cash flows from customer collections have increased. Operating expenses have also increased to a lesser extent, growing our cash flows from operations. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.
Our billings may vary over time due to a number of factors, including the mix of subscription and service revenue, the contract length of our customer agreements, and the timing of customer contracts, including renewals. Such variability in the timing and amounts of our billings could impact the timing of our cash collections from period to period.
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations entered into in the ordinary course of business, primarily for cloud hosting support. As of December 31, 2025, total contractual commitments were $702.8 million, with $74.7 million committed within the next 12 months.
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
Share Repurchase Program
In May 2024, we announced a share repurchase program for up to $500 million of common stock. For the three months ended December 31, 2025 and 2024, we repurchased and retired 3.5 million and 0.7 million shares of our common stock for a total of $160.0 million and $40.0 million, respectively. For the nine months ended December 31, 2025 and 2024, we repurchased and retired 5.4 million and 2.7 million shares of our common stock for a total of $255.0 million and $130.1 million, respectively. As of December 31, 2025, $72.3 million remained available for future repurchases. For additional information, please see Part II, Item 2 of this Quarterly Report.
As of February 9, 2026, we substantially completed repurchases under the $500 million share repurchase program and on that date we announced a new share repurchase program for up to $1 billion of common stock. For additional information, refer to Note 10, Shareholders’ Equity, of the condensed consolidated financial statements in this Quarterly Report.
Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (as amended to date, the “Credit Facility”). As of December 31, 2025, we had $399.0 million available under the Credit Facility with $1.0 million of letters of credit outstanding. As of December 31, 2025, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 7, Long-term Debt, of the condensed consolidated financial statements in this Quarterly Report.
Summary of Cash Flows

	Nine Months Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$335,489	$296,629
Net cash used in investing activities	(23,385)	(51,484)
Net cash used in financing activities	(249,442)	(112,032)
Effect of exchange rate changes on cash and cash equivalents	11,833	(4,614)
Net increase in cash and cash equivalents	$74,495	$128,499

Operating Activities
Net cash provided by operating activities was $335.5 million during the nine months ended December 31, 2025 as compared to $296.6 million during the nine months ended December 31, 2024. The $38.9 million increase in net cash provided by operating activities was driven by increased net income, adjusted for non-cash charges, of $87.7 million, partially offset by a decrease in the net changes of operating assets and liabilities of $48.8 million. The net increase in operating cash flow was primarily due to higher collections driven by revenue growth.

Investing Activities
Net cash used in investing activities was $23.4 million during the nine months ended December 31, 2025 as compared to $51.5 million during the nine months ended December 31, 2024. The $28.1 million decrease in net cash used in investing activities was driven by a $34.9 million increase in proceeds from sales and maturities of investments, net of purchases, partially offset by a $6.7 million increase in the purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $249.4 million during the nine months ended December 31, 2025 as compared to $112.0 million during the nine months ended December 31, 2024. The $137.4 million increase in net cash used in financing activities was driven by a $124.9 million increase in repurchases of common stock, a $10.2 million decrease in proceeds from exercise of stock options, a $3.3 million increase in taxes paid for net share settlement of equity awards, and a $2.2 million increase in other financing activities, consisting of deferred consideration paid for an acquisition of a business and capitalized software additions, partially offset by a $3.2 million increase in proceeds from the employee share purchase plan.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2025, as compared to the critical accounting policies and estimates disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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
Interest Rate Risk
As of December 31, 2025, we had cash and cash equivalents of $1,091.5 million, consisting primarily of money market funds, bank deposits, and highly liquid investments with an original maturity of three months or less, and investments of $155.1 million, primarily consisting of U.S. Treasury securities, corporate debt securities, U.S. agency securities, and commercial paper. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
As of December 31, 2025, we also had the Credit Facility in place, with availability of $399.0 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Facility. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of December 31, 2025, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 19% in the year ended March 31, 2025 compared to the prior year. Our revenue for the nine months ended December 31, 2025 grew 19% compared to the prior-year period. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
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
Our business depends on the overall demand for observability and related solutions, particularly demand from mid- to large-sized accounts worldwide, and the purchase of our solutions by such organizations is often discretionary. Over the last year, we have observed global economic uncertainty at times as well as lengthening sales cycles. In an economic downturn or during periods of economic or political instability, we believe that our customers or prospects may reduce their operating or IT budgets, which could cause them to defer or forego purchases of observability and related solutions, including ours. Customers may delay or cancel IT projects or seek to lower their costs by renegotiating their vendor contracts or renewals, such as contracts with us. To the extent purchases of observability and related solutions are perceived by existing customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending. Weak or turbulent global economic conditions or a reduction in observability and related spending, even if general economic conditions remain unaffected, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions, reduced subscription renewals, and lower revenue. For example, from October 1, 2025 through November 12, 2025, the U.S. federal government entered a shutdown, suspending services deemed non-essential. Any future federal government shutdown, especially if for an extended federal government shutdown, a prolonged continuing resolution, breach of the federal debt ceiling, a potential U.S. sovereign default, and changes in laws, regulations, or policies, such as the introduction of additional tariffs, could result in increased uncertainty and volatility in the global economy and financial markets, which could have an adverse effect on our business. In addition, any negative economic effects or instability resulting from changes in the political environment and international relations in the United States or other key markets as well as resulting regulatory or tax policy changes may adversely affect our business, operating results, and financial condition.

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

We compete either directly or indirectly with infrastructure monitoring vendors, application performance monitoring (“APM”) vendors, log management vendors, digital experience monitoring vendors, security vendors, open source and commercial open source vendors, point solutions from public cloud providers, and IT operations management and business intelligence providers with offerings that cover some portion of the capabilities that we provide. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software APM, data analytics, compliance, or network visibility vendors, it could adversely affect our ability to compete. We may also face competition from companies entering our market, which has a relatively low barrier to entry in some segments, including large technology companies that could expand their platforms or acquire one of our competitors. For example, Cisco acquired Splunk in 2024 and Palo Alto Networks acquired Chronosphere in 2026.

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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In the last three years, we hired a new Chief People Officer, Chief Customer Officer, Chief Revenue Officer, Chief Marketing Officer, and various new sales and marketing leaders in their organizations, among other leadership changes.

Our employment agreements with members of our senior management team do not require them to remain employed with us for any specified period. Accordingly, and despite our efforts to retain our senior management team, they could terminate their employment with us at any time, subject to any applicable notice period. The loss of a member of senior management team could disrupt our operations and negatively impact employee morale and our culture. After their termination, such person could go to work for one of our competitors after the expiration of any applicable non-compete period, and the restrictions on non-competition may in any case be difficult to enforce depending on the circumstances. The loss of members of our senior management team, particularly if closely grouped, could disrupt our operations, negatively impact employee morale and our culture, and adversely affect our ability to formulate and execute our business plan and thus, our business, operating results, and prospects could be adversely affected. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train and integrate strategic hires, our business, operating results, and financial condition could be adversely affected.
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
We have access to a Credit Facility in the aggregate amount of $400.0 million. As of December 31, 2025, we had $399.0 million available under the Credit Facility with $1.0 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates and fee margins, which vary based on prescribed formulas. The Credit Facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our Credit Facility remains outstanding.

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
Patent and other IP disputes are common in the markets in which we compete. Some companies in the markets in which we compete, including some of our competitors, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims of infringement, misappropriation, or other violations of IP rights against us, our partners, our technology partners, or our customers. As the number of patents and competitors in our market increases, allegations of infringement, misappropriation, and other violations of IP rights may also increase. At the same time, non-practicing entities are driving a growing number of patent lawsuits and demands. Our broad solution portfolio and the competition in our markets further exacerbate the risk of additional third-party IP claims against us in the future. Any allegation of infringement, misappropriation, or other violation of IP rights by a third party, even those without merit, could cause us to incur substantial costs and resources defending against the claim, could distract our management from our business, and could cause uncertainty among our customers or prospective customers, all of which could have an adverse effect on our business, operating results, and financial condition. We cannot assure you that we are not infringing or otherwise violating any third-party IP rights.

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

The amount of taxes that we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and in determining the realizability of tax attributes such as foreign tax credits and domestic deferred tax assets. For example, during the year ended March 31, 2025, we completed the IP Transfer, an intra-entity asset transfer of the global economic rights of our IP to Switzerland which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $320.9 million (as discussed in Note 9 to our audited consolidated financial statements and the “Management’s Discussion and Analysis” section of our Annual Report). From time to time, we are subject to regular tax audits, examinations, and reviews in the ordinary course of business. While we believe that our tax estimates, assumptions, and judgments are reasonable and we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation and require us to pay additional taxes. If any amounts that we ultimately pay to a tax authority differ materially from amounts that we previously recorded or if we experience any unanticipated tax consequences, it could negatively affect our financial results and operations for the period at issue and on an ongoing basis.

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

The OBBBA, enacted on July 4, 2025, contains a broad range of tax reform provisions including immediate expensing of domestic research and development expenditures, the reinstatement of 100% bonus depreciation, and modifications to the international tax framework. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2026 and other provisions effective in subsequent years. The OBBBA does not have a material impact on fiscal 2026. We are evaluating the potential impact of the provisions effective in future years, however we do not anticipate the OBBBA will have a material impact.

Many countries have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to a 15% global minimum tax issued by the Organization for Economic Cooperation and Development (“OECD”). For fiscal 2026, we do not expect these provisions to have a material impact on our condensed consolidated financial statements based on the guidance available thus far. On January 5, 2026, the OECD released administrative guidance on a “side-by-side” system that would exempt U.S. parented multinational businesses from certain provisions of Pillar Two, effective for fiscal years beginning on or after January 1, 2026. We will continue to monitor ongoing developments and evaluate any potential impact on future periods.
We are subject to a number of risks associated with global sales and operations.
Revenue from customers located outside of the United States represented 55% of our total revenue for the nine months ended December 31, 2025. As of March 31, 2025, approximately 68% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. Thus, substantially all of the revenue that we report in each quarter from the Dynatrace platform is derived from the recognition of revenue relating to contracts entered into during previous quarters. For the three months ended December 31, 2025, revenue recognized from deferred revenue at the beginning of the period was $429.0 million. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
We sell our solutions to U.S. federal and state and foreign governmental agency customers, often through our distributors and resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks, including constraints on the budgetary process, including changes in the policies and priorities of the particular government, such as to reform federal government processes and reduce government expenditures, continuing resolutions, adherence to government audit and certification requirements, debt ceiling disruptions, deficit-reduction legislation, and any shutdown or default of the particular government. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Government demand and payment for our solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions, including in connection with an extended federal government shutdown. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business including business with governmental agencies across the country involved. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience, non-appropriation, or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.
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
We are subject to the FCPA, the U.K. Bribery Act and other anti-bribery and anti-corruption laws in other jurisdictions. These laws generally prohibit companies, their employees, and their intermediaries from improperly offering payments or other benefits to government officials and others in the private sector.

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
Technology stocks have historically and recently experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through February 5, 2026. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
As of February 9, 2026, we had substantially completed the share repurchase program for up to $500 million of our common stock that we announced in May 2024. On February 9, 2026, we announced a new share repurchase program under which we are authorized to purchase up to $1 billion of our common stock from time to time. Our new share repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended December 31, 2025 was as follows (in thousands, except shares and per share data):

Period (1)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Approximate Dollar Value of Shares that may Yet be Purchased Under Plans or Programs(3)
October 1, 2025 - October 31, 2025	395,366	$49.01	395,366	$212,962
November 1, 2025 - November 30, 2025	934,242	45.48	934,242	170,456
December 1, 2025 - December 31, 2025	2,199,977	44.57	2,199,977	72,349
Total	3,529,585	$45.31	3,529,585
(1) Information is based on trade dates of share repurchase transactions.
(2) Excludes commissions paid and any estimated excise taxes payable on share repurchases.
(3) On May 15, 2024, we announced a share repurchase program for up to $500 million of our common stock. As of February 9, 2026, we had substantially completed repurchases under this program and on that date, we announced a new share repurchase program for up to $1 billion of our common stock. Our share repurchase programs do not have a time limit.
For additional information, please see Note 10, Shareholders’ Equity, of the condensed consolidated financial statements in this Quarterly Report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

DYNATRACE, INC.

Date:	February 9, 2026	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	February 9, 2026	By:	/s/ James Benson
James Benson
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)