Form 10-K
period 2026-03-31
Dynatrace, Inc.
filed 2026-05-20
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 001-39010

Dynatrace, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	47-2386428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
280 Congress Street, 11th Floor Boston, Massachusetts (Address of principal executive offices)	02210 (Zip code)
Registrant’s telephone number, including area code: (781) 530-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	DT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2025, the last business day of the most recently completed second fiscal quarter, was $14.6 billion. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The Registrant had 291,475,733 shares of common stock outstanding as of May 19, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended March 31, 2026.
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
•our plans to continue investing in research and development and driving innovation to meet customers’ needs and grow our customer base, including our ability to effectively develop our platform and offerings to incorporate AI;
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
These forward-looking statements include, but are not limited to, plans, objectives, expectations, and intentions and other statements contained in this Annual Report that are not historical facts and statements identified by words such as “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies, and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations, or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation, the risks set forth in the summary below, in Item 1A. entitled “Risk Factors” in this Annual Report, and in our other U.S. Securities and Exchange Commission (“SEC”) filings. We assume no obligation to update any forward-looking statements contained in this Annual Report as a result of new information, future events, or otherwise.
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
•Overall demand and market adoption of the solutions that we offer may not grow as we expect, which may harm our business and prospects.
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
•If our platform and solutions do not effectively interoperate with our customers’ existing or future information technology (“IT”) infrastructures, installations of our solutions could be delayed or canceled, which would harm our business.

•Our quarterly and annual operating results may be adversely affected due to a variety of factors, which could make our future results difficult to predict.
•Our use of new and evolving technologies, including AI in our offerings and business, may present risks and challenges that can impact our business, including by posing cybersecurity, operational, and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.
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

PART I
ITEM 1. BUSINESS
Overview
Dynatrace combines broad and deep observability, continuous runtime application security, and advanced agentic AI operations to deliver answers and intelligent automation across IT operations, development, security, business, and executive teams. This unified approach enables organizations to optimize their rapidly evolving AI, cloud, and IT operations, accelerate secure software delivery, and improve digital performance. Our vision is a world where software works perfectly.
The Dynatrace platform is built to scale, partnering and integrating seamlessly into hybrid, multicloud ecosystems, including major hyperscalers such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”), and Google Cloud Platform (“GCP”), as well as traditional on-premises and mainframe solutions.
Our customers include many of the world’s largest enterprises which deploy the Dynatrace platform to support increasingly complex IT environments. As workloads scale and cybersecurity threats evolve, cloud modernization and rapid AI adoption have significantly increased data volume and complexity, rendering traditional monitoring and observability approaches insufficient for many organizations. We believe this positions Dynatrace to address a significant market opportunity through our differentiated platform, deep cloud ecosystem integrations, and trusted customer and partner relationships.
Key Differentiators
Dynatrace offers a fully integrated platform that brings together differentiated data, context, and intelligence layers. The Dynatrace platform’s architecture is built for the scale and complexity of modern cloud and AI-driven observability and operations. We believe the Dynatrace platform is different from other offerings through three connected capabilities:
•Dynatrace has a unified data foundation. We store and consolidate all observability, security, and business data types, including logs, traces, metrics, real user data, events, sessions, and other telemetry, in an integrated, highly performant and massively scalable data lakehouse called GrailTM, without the need for upfront indexing, schema design, or data movement. Through Grail’s single authoritative data layer, we enable AI to work from a comprehensive set of continuously updated information, which we believe makes insights and actions faster, more reliable, and more scalable than fragmented toolchains and multiple data stores.
•The Dynatrace platform provides near real-time causal context. Dynatrace stores unified data in context, and our proprietary Smartscape® technology is able to analyze billions of interdependencies across applications, infrastructure, networks, services, users, and other signals throughout an enterprise. Smartscape continuously maps these relationships, creating a living, near real time dependency graph. This allows an organization using Dynatrace to understand not just what is happening, but why it is happening and the resulting business and operational impact, providing a trusted foundation needed for AI-driven decisions, reliable automation, and autonomous operations.
•The Dynatrace platform utilizes AI-driven reasoning and automation. Earlier this year, we announced the general availability of Dynatrace Intelligence, a new agentic operations system built for modern software ecosystems that combines deterministic AI with agentic AI. Dynatrace Intelligence empowers organizations to build more resilient applications, elevate customer experiences, and drive autonomous action across modern digital ecosystems. With Dynatrace Intelligence at its core, we believe our platform is purpose-built for the agentic era, enabling a future where AI-powered observability can help customers automatically prevent, remediate, and optimize their IT environments. We believe our experience in AI gives our customers a competitive advantage in developing their own AI initiatives. We are continuing to invest in AI best practices in services, data, and observability to support our customers on their AI journeys and to enable AI practices of our partners.
The Dynatrace Platform
The Dynatrace platform comprises several solutions, including the following:
•AI Observability (LLM and Agentic AI Observability) provides observability to improve the performance, resilience, explainability, and compliance of generative AI applications, large language models (“LLMs”), and agentic systems - including agent-to-agent interactions and actions taken by agents to better monitor and manage these workloads.
•Log Management and Analytics provides a unified approach to unlock the value of log data in the Dynatrace platform and can be developed for different use cases with enterprise-grade extensibility and customization.
•Modern Cloud Observability natively integrates with cloud and container environments to transform our customers’ cloud operations with complete visibility and proactive monitoring across their entire cloud infrastructure in one platform.

•Infrastructure Observability provides complete visibility into a customer’s IT infrastructure layer across public and private clouds and hybrid, multicloud environments, including AWS, Azure, Google Cloud, VMware Tanzu, Red Hat OpenShift, and Kubernetes.
•Application Observability monitors the full stack (i.e., front-end and back-end technologies) through application performance monitoring (“APM”), distributed tracing, and profiling across public and private clouds and hybrid, multicloud environments.
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
•Developer Experience is built upon rich data and context from the Dynatrace platform and puts it in the hands of developers to improve software resiliency and security.
•Business Analytics unify data flowing through the Dynatrace platform to provide precise, near real-time answers that enable teams to understand how the performance of their digital services affects critical key performance indicators and provides insights to help improve user experiences and drive better business outcomes.
The Dynatrace platform also includes the following:
•Bindplane offers telemetry pipelines that capture, optimize, and deliver data in an actionable form. This technology, which has become foundational to modern software ecosystems, optimizes and governs telemetry at the edge to improve data quality, reduce ingest costs, and enhance compliance through the removal, masking, and encryption of sensitive data.
•OpenPipeline uses high performance, stream processing technology to ingest, enrich, and contextualize data from a variety of sources (such as OpenTelemetry) for in-depth, AI-powered analytics. This helps organizations manage the cost and scale of large amounts of data, understand the context, and address security requirements.
•OneAgent deploys once on a host and instantly and continuously collects all relevant data and metrics along the full chain of applications that are being delivered. OneAgent helps organizations discover which processes are running on the host and automatically activates instrumentation.
•PurePath® captures and analyzes timing and code-level context for all distributed traces, end-to-end, across the full stack.
Key Customer Benefits
We believe the Dynatrace platform’s integrated approach reduces or eliminates the need for organizations to maintain a variety of disparate and siloed tools and helps them:
•improve the reliability and performance of their infrastructure and applications, which can help optimize the experience of their own users;
•improve organizational productivity, decision making and innovation, while also increasing transparency and collaboration between IT, site reliability engineers, development teams, and other business functions;
•tackle the complexity of emerging AI workloads, which are fundamentally more dynamic and less predictable than traditional software solutions;
•reduce operating costs; and
•mitigate risk.

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
Customers
As of March 31, 2026, we had approximately 4,100 customers in over 110 countries. Our customers reflect diverse industries including, but not limited to, banking and financial services, government, insurance, retail and wholesale, transportation, and software. There were no end-customers that represented more than 10% of revenue for the years ended March 31, 2026, 2025, and 2024. For the years ended March 31, 2026 and 2025, one channel partner accounted for 10% of revenue. No channel partners accounted for more than 10% of revenue for the year ended March 31, 2024.
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
Sales and Marketing
We take Dynatrace to market through a combination of our global direct sales team and a network of partners, including GSIs, cloud providers, resellers, and technology alliance partners. Dynatrace addresses customer needs at various scales and sizes, but our global direct sales team targets the largest 15,000 companies globally.
Our sales and marketing organizations seek to promote the Dynatrace brand, our platform capabilities, and develop partnerships to drive revenue growth. We utilize a variety of go-to-market strategies, including LLM and search-engine optimization, online advertising, free software trials, events, online webinars, and broad content marketing strategies. We nurture our existing customer base through ongoing education, and training, including expansion opportunities. We do this primarily through our digital online channels, such as the Dynatrace blog, Dynatrace Community, and Dynatrace University, as well as our customer event series ‘Perform’ and ‘Innovate.’

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
Our partner network includes:
•Global system integrators. We work closely with a number of strategic GSIs, including Accenture, Atos, Deloitte, DXC, and Kyndryl, to help customers digitally transform their businesses and reduce cloud complexity. We continue to see a robust technical readiness investment from our key strategic GSIs resulting in thousands of individuals trained or certified on the Dynatrace platform. In addition, we continue to foster relationships with a network of regional systems integrators, including AHEAD, Computacenter, Trace3, and World Wide Technology, that help joint customers integrate our offerings into their multicloud ecosystems. These partners extend our scale and reach and collaborate with our direct sales teams, bringing domain expertise in technologies and industries along with additional offerings powered by Dynatrace.
•Cloud providers. We work with the major cloud providers to drive joint innovation for customers, increase awareness of Dynatrace offerings, and make it easy for customers to access our software. Our software is developed to run in and integrate with leading cloud providers, such as AWS, Azure, and GCP. During our fiscal 2026, we announced deeper technical engagements with each of the major hyperscalers. Our customers are also able to procure our software through leading marketplaces, such as AWS, Azure, SAP, and Google.
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
Professional Services
Our Dynatrace Services Organization empowers our customers to innovate, automate, and transform the way they work with the Dynatrace platform through AI-driven insights and capabilities. Our expertise and cloud modernization practices cover cloud ecosystem integration, automated incident management and problem resolution, DevOps integration, user experience, business intelligence insights, digital business analytics, and more.
Dynatrace University is our global online, self-service education program that provides several learning options for customers and partners to develop their skills around monitoring, managing, integrating, and analyzing multicloud environments and application workloads with Dynatrace.
Customer Support
We have an innovative onboarding and support service that is focused on simplifying and streamlining customer experience. We use in-product chat as the primary vehicle for customer interaction to drive adoption and growth, as well as to handle issues and user questions. We maintain a SaaS-like connection to tenants and clusters in the cloud, managed on customer provisioned infrastructure, and disconnected on customer provisioned infrastructure. Our customer support also includes product updates and upgrades, online access to documentation, a knowledge base, and discussion forums as well as access to Dynatrace University. We also offer an extra level of success and support services for customers that want to accelerate their adoption of our platform, increase their access to support globally 24/7, and extend their hours of expert coverage.

Our Growth Strategy
Key elements of our growth strategy include:
Extend our technology and market leadership position. We intend to maintain our position as a leading AI-powered observability platform through increased investment in research and development, and innovation. We plan to expand the functionality of our end-to-end Dynatrace platform and invest in capabilities that address new market opportunities. We plan to continue evolving our AI capabilities to drive differentiation, with a continued focus on agentic AI capabilities and functionalities that can act autonomously to make decisions and take actions without human intervention. We also believe we are well positioned to continue growing our next generation log management offering, which integrates logs, traces, metrics, and other core observability and security data types into a a fully integrated platform with a single datastore, providing customers with greater value than log management solutions that are viewed as too expensive, providing too little value, or largely operating independently from existing monitoring tools. We believe this strategy will enable new growth opportunities and allow us to deliver differentiated high-value outcomes to our customers.
Expand and strengthen our relationships with existing customers. We plan to establish new and deeper relationships within our existing customers’ organizations and expand the breadth of our platform capabilities to provide for expansion opportunities. In addition, we believe the ease of implementation of Dynatrace provides us with the opportunity to expand adoption within our existing enterprise customers, across new customer applications, with AI-native, cloud-native and development teams, and into additional business units or divisions. We also believe that our DPS licensing model will drive broader consumption of the Dynatrace platform and further expansion opportunities for customers that prefer the flexibility and predictability of pricing under that model. With access to the full Dynatrace platform, DPS customers are able to adopt Dynatrace more broadly across their IT environments, which can lead to increased consumption.
Grow our customer base. We intend to drive new customer growth through ongoing investments in our go-to-market strategy focused on customer segmentation, partner enablement, and continued expansion of our sales motion beyond application performance to include end-to-end observability, tool consolidation, and cloud modernization. We plan to continue addressing customer needs at various scales and sizes, with our global direct sales team targeting the largest 15,000 companies globally. In addition, we plan to expand our reach internationally to what we believe are large, mostly untapped, markets for our company, while leveraging our sector specialization globally. We also are focused on intuitive ways for customer teams to onboard and receive additional value from Dynatrace, including through our free trial program.
Leverage our strategic partner ecosystem. We intend to invest in our strategic partner ecosystem, with a particular emphasis on building and deepening AI- and cloud-focused, loyal and comprehensive partnerships with GSIs and hyperscaler cloud providers. Cloud migration and modernization are foundational growth drivers for our strategic partners and our company. Our strategic partners work with their customers to help them digitally transform their businesses and reduce cloud complexity. By working more closely with strategic partners, our objective is to participate in digital transformation projects earlier in the purchasing cycle and enable customers to establish more resilient cloud deployments from the start.
IP
We rely on a combination of patent, copyright, trademark, trade dress, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. As of March 31, 2026, we had 176 issued patents, 104 of which are U.S. patents, and 108 pending applications, of which 66 are U.S. applications. Our issued patents expire at various dates through November 2044.
We have registered “Dynatrace” and the “Dynatrace” logo as trademarks in the United States and other jurisdictions for our name and our product as well as certain other words and phrases that we use in our business, including “OneAgent,” “PurePath,” and “Smartscape.” We have registered numerous Internet domain names related to our business. We also license software from third parties for integration into our applications and utilize open-source software.
We enter into agreements with our employees, contractors, customers, partners, and other parties with which we do business to limit access to and disclosure of our confidential and proprietary information. See the “Risk Factors” section of this Annual Report for a discussion of risks related to our IP.

Competition
The markets for AI observability, log management and analytics, modern cloud observability, infrastructure observability, application observability, digital experience, application security, software delivery, developer experience, and business analytics are evolving, complex, and defined by rapidly changing technology and customer needs. As we have expanded our platform capabilities, we increasingly compete with a wider range of vendors. We expect competition to continually evolve as enterprises shift to dynamic multicloud environments and as more mature vendors look to provide a holistic approach in areas of the market that we serve.
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
We compete either directly or indirectly with infrastructure monitoring vendors, APM vendors, log management vendors, digital experience monitoring (“DEM”) vendors, security vendors, open source and commercial open source vendors, point solutions from public cloud providers, and IT operations management and business intelligence providers with offerings that cover some portion of the capabilities that we provide. Our principal competitors include Cisco (which includes AppDynamics and Splunk), Datadog, Elastic, Grafana, and New Relic.
We also face potential competition from vendors in adjacent markets that may offer capabilities that overlap with ours. Companies entering our markets, including large technology companies that could expand their platforms or acquire one of our competitors, may compete with us. We may also face greater competition from non-specialist solutions relying on generic LLMs, generative AI, and general-purpose agents to address a broad range of business needs. See the “Risk Factors” section of this Annual Report for a discussion of risks related to competition.
Sustainability
Overview
At Dynatrace, we believe technology has the power to shape the world in many ways, including as a force for good to drive innovation and foster a more sustainable future. We believe that focusing on sustainability is part of our responsibility as a global company. We group our material sustainability topics into three key pillars: sustaining our environment; people, culture, and community; and governance and ethics. With these topics at the forefront, we have embedded our sustainability strategy in our business priorities, mission, purpose, vision, and values. Our people, culture, and community pillar includes human capital management, which we discuss in more detail below.
During our fiscal 2026, we continued to develop and implement programs that drive progress on our sustainability initiatives, which we shared in our annual Sustainability Report in December 2025. A copy of our most recent Sustainability Report is posted on our website at www.dynatrace.com/company/sustainability/. The contents of our Sustainability Reports are not incorporated into this Annual Report and inclusion of the website address above is an inactive textual reference only.
Human Capital Management
Our company’s vitality is fueled by our employees who represent the approximately 40 countries in which we operate. At Dynatrace, people power our progress. Our culture, values, and global community shape how we work, how we innovate, and how we support our customers. In fiscal 2026, our teams played a central role in strengthening belonging, developing leaders, and building a workforce where people can grow and contribute to meaningful outcomes. Our most senior leaders, including our Chief Executive Officer and Chief People Officer, are visible and engaged advocates of our human capital management strategy and continued to discuss various human capital-related topics with our Board of Directors throughout the fiscal year.

For several years, third party organizations have recognized Dynatrace as an employer of choice around the globe. As of March 31, 2026, we had approximately 5,600 employees, approximately 30% of whom were located in the United States, and approximately 28% of whom were located in Austria. Some of our employees in Europe are represented by works councils or are members of a trade union. We have not experienced any work stoppages due to labor disputes. We believe that our relations with our employees and works councils are good.
We have prioritized a number of initiatives as part of our human capital management strategy. These initiatives include: (1) inspiring employee engagement; (2) attracting and retaining the right talent; (3) investing in people and building the future; and (4) supporting an inclusive environment.
Inspiring employee engagement – We seek to inspire employee engagement through leadership effectiveness, structured feedback surveys and conversations, and programs that support career growth. We also support employee engagement through the Dynatrace Work Model, which has flex and remote options to support productivity and collaboration. For our Dynatrace-operated offices, our goal is to create dynamic environments that foster inclusion and connection, with designs and layouts that support creativity and wellbeing and embed sustainability.
Attracting and retaining the right talent – We focus on attracting and retaining talent by offering a differentiated employee value proposition that supports career longevity through meaningful engagement and development. Our approach includes career frameworks, opportunities for internal mobility, and programs that provide employees with opportunities to grow and contribute. We also value the health and wellbeing of our employees and we provide resources to employees that are focused on this area. Our compensation program is designed to attract, reward, and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals, and create long-term value for our stockholders.
Investing in people and building the future – We invest in our employees through talent development strategies that support growth at every level. We utilize leadership programs, a global mentoring program, and other initiatives that foster connection across our distributed workforce. We also embrace a culture of continuous learning and offer various programs in this area.
Supporting an inclusive environment - We pride ourselves on providing a culture that empowers our employees, fosters inclusion across the entire career experience, and services the communities that we impact. Our presence and talent across approximately 40 countries provides us with valuable insights into the experiences and perspectives of different communities around the globe. Our employee resource groups play a strategic role in advancing an inclusive and supportive workforce.
Corporate Information
Our principal executive offices are located at 280 Congress Street, 11th Floor, Boston, Massachusetts 02210, and our telephone number is (781) 530-1000. Our website is www.dynatrace.com and our Investor Relations website is https://ir.dynatrace.com. Information contained on, or that can be accessed through, our websites is not incorporated by reference into this Annual Report and should not be considered to be part of this Annual Report, and inclusions of our website addresses in this Annual Report are inactive textual references only.
The Dynatrace design logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report are the property of Dynatrace LLC. This Annual Report includes our trademarks and trade names, including, without limitation, Dynatrace, OneAgent®, Smartscape®, PurePath® and GrailTM which are our property and are protected under applicable IP laws. Other trademarks and trade names referred to in this Annual Report are the property of their respective owners.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including amendments and exhibits to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Investor Relations section of our website at https://ir.dynatrace.com as soon as reasonably practicable after we file or furnish such material with the SEC. The SEC maintains a website at www.sec.gov that contains our SEC filings and other information regarding us and other companies that file materials with the SEC electronically.
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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 19%, 19%, and 23% in the years ended March 31, 2026, 2025, and 2024, respectively, compared to the prior year. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
•our ability to attract new customers and retain and increase sales to existing customers;
•our ability to continue to expand customer adoption and usage of our Dynatrace platform;
•our ability to develop our existing platform, introduce new solutions, enhance and improve existing solutions on our platform, and keep pace with technological developments (including rapid advances in AI and other emerging technologies);
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
Overall demand and market adoption of the solutions that we offer may not grow as we expect, which may harm our business and prospects.
We believe our future success will depend in large part on the growth, if any, in the overall demand and market adoption for observability and related solutions that utilize analytics and AI at their core, particularly the demand for enterprise-wide solutions and our ability to provide solutions that meet such ever-evolving needs. We currently target the markets for AI observability, log management and analytics, modern cloud observability, infrastructure observability, application observability, digital experience, application security, software delivery, developer experience, and business analytics. It is difficult to predict customer demand, adoption, churn, and renewal rates for our new and existing solutions, the rate at which existing customers expand their usage of our solutions, and the size and growth rate of the market for our solutions. Expansion in our addressable markets depend on a number of factors, including the continued and growing use and reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased cloud computing adoption and use, increased use of microservices and containers, and the continued proliferation of mobile applications, large data sets, and the Internet of Things. If our solutions do not achieve widespread adoption, we are not able to develop new or innovative solutions that meet customer needs, or there is a reduction in demand for observability and related solutions generally, it could result in reduced customer purchases, reduced renewal rates, and decreased revenue, any of which will adversely affect our business, operating results, and financial condition.
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

We have incorporated AI into our platform and AI is changing the competitive dynamics of our industry. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, may invest more in AI development than us, or have access to more advanced AI models or autonomous agents with greater capabilities or broader functionality, which could reduce demand for our platform and adversely affect our results of operations. We may also face greater competition from non-specialist solutions relying on generic LLMs, generative AI, and general-purpose agents to address a broad range of business needs. As part of our sales efforts, we must demonstrate to existing and prospective customers that our offerings are preferable to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI (referred to as vibe coding) and other emerging technologies. If we are unable to continue developing and integrating advanced AI functionality into the Dynatrace platform in a way that meets customer expectations or competitive benchmarking, our market position and growth prospects could be adversely affected. For a description of additional risks related to AI, please see the risk below entitled, “Our use of new and evolving technologies, including AI in our offerings and business, may present risks and challenges that can impact our business, including by posing cybersecurity, operational, and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability” along with AI-related references in other risks discussed in this section.
We compete either directly or indirectly with infrastructure monitoring vendors, APM vendors, log management vendors, digital experience monitoring vendors, security vendors, open source and commercial open source vendors, point solutions from public cloud providers, and IT operations management and business intelligence providers with offerings that cover some portion of the capabilities that we provide. Further, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more software APM, data analytics, compliance, or network visibility vendors, it could adversely affect our ability to compete. We may also face competition from companies entering our market, which has a relatively low barrier to entry in some segments, including large technology companies that could expand their platforms or acquire one of our competitors. For example, Cisco acquired Splunk in 2024 and Palo Alto Networks acquired Chronosphere in 2026.
Many existing and potential competitors enjoy substantial competitive advantages, such as:
•greater brand recognition, longer operating histories, and greater familiarity with some of our target customers;
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
Additionally, in certain circumstances, and particularly among large technology companies that have complex and large software application and IT infrastructure environments, customers may elect to build in-house solutions to address their observability and related needs. Any such in-house solutions could leverage AI and open source software, and therefore be made generally available at little or no cost.
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
The markets for observability and related solutions are characterized by constant change and innovation, and we expect them to continue to rapidly evolve. Moreover, many of our customers operate in industries characterized by changing technologies and business models, which require them to develop and manage increasingly complex software application and IT infrastructure environments. Our future success, if any, will be based on our ability to consistently provide our customers with a compelling, AI-driven, end-to-end, near real-time view into the performance of their software applications and IT infrastructure, provide notification and prioritization of degradations and failures, perform root cause analysis of performance issues, and analyze the quality of their end users’ experiences and the resulting impact on their businesses and brands. If we do not respond to the rapidly changing needs of our customers by developing and making available new solutions and solution enhancements that can address evolving customer needs on a timely basis, our competitive position and business prospects will be harmed, and our revenue growth and margins could decline.

In addition, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We believe that we must continue to dedicate significant resources to our research and development efforts, including significant resources to developing new solutions and solution enhancements before knowing whether the market will accept them. We plan to continue evolving our AI capabilities to drive differentiation, with a continued focus on agentic AI capabilities and functionalities that can act autonomously to make decisions and take actions without human intervention.
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
In addition to developing new solutions or solution enhancements using internal resources, we may license or acquire technologies from a third party, or acquire another company. Any acquisition of this type could be unsuccessful for a variety of reasons, require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations. For a description of some of the risks related to potential acquisitions, please see the risk below entitled “We may acquire other businesses, products, or technologies in the future which could require significant management attention, disrupt our business or result in operating difficulties, dilute stockholder value, and adversely affect our results of operations.”
To the extent that we are not able to continue to execute on our business model to timely and effectively develop, license, or acquire and market applications to address these challenges and attain market acceptance, our business, operating results, and financial condition will be adversely affected.
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
To continue to grow our business, we need to attract new customers and increase deployment, usage, and consumption of our solutions by existing customers. Our success in attracting new customers and expanding our relationships with existing customers depends on numerous factors, including our ability to:
•offer a compelling, AI-driven, end-to-end platform that combines broad and deep observability and continuous runtime application security to support IT operations, development, security, business, and executive teams;
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

Our customers have no obligation to renew their agreements, and our customers may decide not to renew these agreements with a similar contract period, or at the same prices and terms. Although our customer retention rate has historically been strong, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention, churn and expansion rates. Our customer retention and expansion rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform, the competitiveness of other software products and services, utilization rates of our platform by our customers, reductions in our customers’ spending levels, customer concerns about macroeconomic trends, our prices and pricing plans, the impact of mergers and acquisitions on our customers, leadership changes at our customers, our customer support and professional services, changes to our go-to-market strategy, user adoption of our solutions, deployment success, new product releases and changes to our product offerings. If our customers do not renew their agreements, or renew on less favorable terms, our business, financial condition, and operating results may be adversely affected.
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
Our ability to increase our customer base and achieve broader market acceptance of our solutions will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. The increasing adoption of generic LLMs and AI‑driven assistants may also impact how customers access, interpret, and derive value from Dynatrace, which could affect how we market, sell, and position our solutions. We have invested in and plan to continue expanding our sales and marketing organizations, both in the United States and internationally. We also plan to dedicate significant resources to sales and marketing programs, including lead generation activities and brand awareness campaigns, such as our industry events, webinars, and user events with an increased investment in digital or online activities. If we are unable to effectively identify, hire, onboard, train, develop, motivate, and retain talented sales personnel or marketing personnel or if our new sales personnel or marketing personnel, online investments are unable to achieve desired productivity levels in a reasonable period of time, or if we do not create an effective strategy for our personnel to execute, our ability to increase our customer base and achieve broader market acceptance of our offerings could be harmed.
If we are unable to maintain successful relationships with our partners, or if our partners fail to perform, our ability to market, sell, and distribute our applications and services will be limited, and our business, operating results, and financial condition could be harmed.
In addition to our sales force, we rely on partners, including our strategic partners, to increase our sales and distribution of our software and services. We also have independent software vendor partners whose integrations may increase the breadth of the ecosystem in which our solutions can operate, and the size of the market that our solutions can address. We also have partnerships with GSIs and hyperscalers on which many of our customers depend, and through which our customers may be able to procure and deploy our solutions. We are dependent on these partner relationships to contribute to enabling our sales growth. We expect that our future growth will be increasingly dependent on the success of our partners and our partner relationships, and if those partnerships do not provide such benefits, our ability to grow our business will be harmed. If we are unable to scale our partner relationships effectively, or if our partners are unable to serve our customers effectively, we may need to expand our services organization, which could adversely affect our results of operations.
Our agreements with our partners are generally non-exclusive, meaning our partners may offer products from several different companies to their customers or have their products or technologies also interoperate with products and technologies of other companies, including products that compete with our offerings. Moreover, some of our partners also compete with us, and if our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors or fail to meet the needs of our customers, our ability to grow our business and sell our offerings will be harmed. Many of our customers are also customers of hyperscalers. If our solutions fail to interoperate effectively with the hyperscalers’ products, or if our partnerships with one or more of these hyperscalers are not successful or are terminated, our ability to sell additional products or offerings to these customers and our ability to grow our business will be harmed. Furthermore, our partners may cease marketing our offerings with limited or no notice and with little or no penalty, and new partners could require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our partners, our possible inability to replace them or our failure to recruit additional partners could harm our results of operations. Our partner structure could also subject us to lawsuits or reputational harm if, for example, a partner misrepresents the functionality of our offerings to customers or violates applicable laws or our corporate policies.

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
We believe that maintaining and enhancing the Dynatrace brand and increasing market awareness of our company and our solutions are critical to achieving broad market knowledge of our existing and future solutions. Increasing awareness is important to attract and retain customers, partners, and employees, particularly as we continue to introduce new capabilities and enhancements and expand internationally. In addition, independent industry analysts, such as Gartner and Forrester, often provide reviews of our solutions, as well as those of our competitors, and perception of our solutions in the marketplace may be significantly influenced by these reviews. We have no control over what these or other industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our solutions or view us as a market leader. In addition, the increasing adoption of generic LLMs and AI‑driven assistants may influence how customers discover, recognize, and attribute value to brands across the observability and security market segments.
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
Our success largely depends on the talents and efforts of key technical, sales, and marketing employees and our future success depends on our continuing ability to efficiently and effectively identify, hire, onboard, train, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry is intense, and often can lead to increased compensation and other personnel costs. In addition, competition for employees with experience in our industry and with AI and machine learning can be intense, particularly in Europe, where our research and development operations are concentrated and where other technology companies compete for management and engineering talent. Our continued ability to compete and grow effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees.
We may acquire other businesses, products, or technologies in the future which could require significant management attention, disrupt our business or result in operating difficulties, dilute stockholder value, and adversely affect our results of operations.
Our growth depends upon our ability to enhance our existing offerings and our ability to introduce new offerings on a timely basis. We intend to continue to address the need to develop new offerings and enhance existing offerings both through internal research and development, and also through the acquisition of other companies, product lines, technologies, and personnel. In the last two years, we acquired Metis, DevCycle, and Bindplane. We expect to continue to consider and evaluate a wide array of potential acquisitions as part of our overall business strategy, including, but not limited to, acquisitions of certain businesses, technologies, services, products, and other assets and revenue streams. At any given time, we may be engaged in discussions or negotiations with respect to one or more acquisitions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable acquisition opportunities, and we may not be able to complete such acquisitions on favorable terms. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors, and could be disruptive to our operations.
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
•inadequate data security, cybersecurity, and operational and IT compliance and resilience;
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
We believe that a critical component to our success has been a focus on maintaining an entrepreneurial and innovative corporate culture. We believe our culture has contributed significantly to our abilities to innovate and develop new technologies and attract and retain employees. We have spent substantial time and resources in building our team while maintaining this corporate culture. Over our last two fiscal years, our total employee headcount as of March 31, 2026 increased approximately 18% compared to our total headcount as of March 31, 2024 and we also expanded our international employee presence. The addition of new employees from different business backgrounds in different geographic locations, and the significant number of employees who work either on a hybrid or remote basis may make it difficult for us to maintain our corporate culture. If our culture is negatively affected, our ability to support our growth and innovation may diminish.
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
Risks Related to AI, IT, IP, and Data Security and Privacy
Our use of new and evolving technologies, including AI in our offerings and business, may present risks and challenges that can impact our business, including by posing cybersecurity, operational, and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.
Our company has significant experience with the use and integration of AI and we have incorporated it within our offerings for several years. We use AI technologies as a core component of the products and services we offer to customers, and for internal purposes to support our operations and performance. The operations of third parties upon which we rely also use AI. AI is rapidly evolving and developing, and our use of AI involves a broad range of risks and challenges that could negatively impact our business, including cybersecurity, data privacy, IT, IP, regulatory, legal, operational, competitive, and reputational. While we continue to invest in AI solutions and we believe that AI-related capabilities will be increasingly important to the value that the Dynatrace platform provides to our customers and to the efficiency of our operations, there can be no assurance that we will realize the desired or anticipated benefits from our AI investments.

AI technologies and solutions, including agentic and generative AI tools, may have bias, produce inaccurate, misleading, harmful, or incomplete data, content, analyses, and recommendations, or other discriminatory, hallucinatory, or unexpected results, inferences, or behaviors. As we integrate more agentic AI workflows into our platform, the actions that are taken or suggested by AI-powered agents performing without human oversight could be incorrect or unintended, resulting in negative impacts for both our company and our customers. If our use of AI were to draw controversy, it could harm our reputation and could give rise to legal or regulatory action.
While we focus on using AI in a responsible, ethical, and legal manner, our use of AI and the impact of laws, regulations, and ethical considerations for AI generally, and as they apply to our customers, are evolving rapidly and becoming increasingly complex. We expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the European Union (“EU”) adopted the Artificial Intelligence Act (the “AI Act”) on August 1, 2024, with significant components of the AI Act continuing to come into effect in the near future. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.
In the United States, new AI-related laws and rulemakings are underway or being proposed at the federal, state, and local levels. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Current or future laws, regulations, and ethical considerations related to the use of AI technology may impact our ability to provide insights from data and use certain data to develop our offerings.
The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts.
We rely on third-party vendors for both our customer facing AI capabilities and AI-enabled internal tools. These vendors may not meet existing or rapidly evolving regulatory or industry standards and best practices, including with respect to privacy and data security.
Bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in fraud, scams, targeted attacks (such as model poisoning or data poisoning), and other illegal activities involving the theft and misuse of data, personal information, confidential information and IP. Our development, use, and deployment of AI may also result in misinformation or an erosion of shared understanding, increased inequality, environmental harms, and other adverse effects. These risks or their effects may also impose burdensome and costly requirements on our ability and our customers’ ability to utilize data in innovative ways.
IP ownership and license rights related to AI technologies have not been fully addressed by U.S. courts or other federal, state or international laws or regulations, and our use of certain AI technology could also give rise to risks of third party claims of infringement, misappropriation, or violation of IP rights.
As AI technology is evolving rapidly, it is not possible to predict all of the operational, technological, and legal risks that may arise related to the use of AI. For a description of additional risks related to AI, please see the AI-related references in other risks discussed in this section.

Security breaches, computer malware, computer hacking attacks, and other security incidents or compromises could harm our business, reputation, brand, and operating results.
We have in the past been, and may in the future be, the target and victim of cybersecurity attacks, including social engineering (such as email phishing) and other types of attacks. In general, security incidents, breaches, and compromises have increased in sophistication and have become more prevalent across industries and may occur on our systems; on the systems of third parties that we use to host our solutions or SaaS solutions that we use in the operation of our business; on the systems or libraries of third parties that we use to develop our products; or on third-party hosting platforms on which our customers host their systems. These security incidents or compromises may be caused by, or result in, but are not limited to, security breaches, computer malware or malicious software, ransomware attacks, supply chain attacks, phishing attacks, computer hacking, denial of service attacks, security system control failures in our own systems or vendor systems that we or our customers use, software vulnerabilities, social engineering, sabotage, malicious downloads, and the errors, wrongful conduct or malfeasance of our own or our customers’ or vendors’ employees. Although we have taken significant measures to detect, effectively remediate, and prevent these threats, we cannot be certain that our efforts will be effective to prevent and remediate all attacks and security threats. As a result, unauthorized access to, security breaches, incidents, or compromises of, or denial-of-service attacks against our platform could result in the unauthorized access to, or use of, and/or loss of, our data, as well as loss of IP, customer data, employee data, trade secrets, or other confidential or proprietary information, or cause us to incur the costs of potential data breach notification obligations. In particular, because we utilize a multi-tenant platform for our SaaS solution, any security breach, incident, or compromise could potentially affect a significant amount of our customers.
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
We and certain of our service providers have experienced, and may in the future experience, disruptions, outages, and other performance problems on our internal systems due to service attacks, unauthorized access, or other security-related incidents or compromises affecting confidential or personal information. Any security breach, incident, or compromise or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification, or corruption of data, software, hardware or other computer equipment and the transmission of computer malware could harm our business, operating results, and financial condition, and expose us to claims arising from loss or unauthorized disclosure of confidential or personal information or data and the related breach of our contracts with customers or others, or of privacy or data security laws. If an actual or perceived security incident, breach, or compromise occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines, including fines assessed under the European General Data Protection Regulation (“EU GDPR”) or other privacy laws, private lawsuits, and costs associated with changed security controls, system architecture, or system protection measures.
We have administrative, technical, and physical security measures in place, as well as policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures. We also proactively employ multiple methods at different layers of our systems to defend against intrusion and attack and to protect our data. However, because the techniques used to obtain unauthorized access or to compromise or sabotage systems change frequently, may be enhanced or facilitated by AI, and generally are not identified until they are launched against or even penetrate a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. In addition, geopolitical tensions have contributed to an increase in the number, severity, and sophistication of state sponsored attacks, which are also increasingly leveraging AI technologies. We may therefore experience security breaches, incidents, or compromises that may remain undetected for extended periods of time. Vendors’ or suppliers’ software or systems may be susceptible or vulnerable to breaches and attacks, which could compromise our systems. A vendor or other supply chain-related breach or compromise could spread to our own systems or affect our operations or financial systems in material ways that we cannot yet anticipate. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

A majority of our employees have the ability to work either partially or fully remote and we also engage service providers who work remotely. Certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. We may also be exposed to risks associated with the locations of remote workers, including exposure to compromised Internet infrastructure. If we are unable to effectively manage the cybersecurity and other risks of remote work, our business could be harmed or otherwise negatively impacted.
Because data security is a critical competitive factor in our industry, we make statements in our privacy policies, our online product documentation, and in our marketing materials describing the security of our platform, including descriptions of certain security measures we employ or security features embedded within our offerings. In addition, our customer contracts include commitments related to security measures and data protection. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, or if any of these security measures or features prove to be ineffective or are perceived to be ineffective, we may face claims (including claims of unfair or deceptive trade practices or breach of regulations, including EU GDPR) brought by the U.S. Federal Trade Commission, state, local, or foreign regulators (e.g., a European Union-based data protection authority) or private litigants, and breach of contract.
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
We have experienced, and may in the future experience, service disruptions, outages, and other performance problems both in the delivery of our SaaS solutions, and in third-party SaaS solutions we use due to a variety of factors, including infrastructure changes, malicious actors including disgruntled employees, human or software errors, or capacity constraints. We have experienced disruptions, outages, or performance problems in the past causing some of our services to be unavailable for a limited period of time. While none of these occurrences have been material to our business, future events could be more impactful. As AI technologies are increasingly used and deployed, infrastructure capacity requirements (including network capacity and computing power and energy requirements) may increase and agentic systems may act faster and at greater scale, which could lead to an increase in service interruptions that we experience. We utilize a multi-tenant structure, meaning that generally, our customers are hosted on a shared platform. As such, any interruption in service could affect a significant number of our customers. In some instances, we or our third-party service providers may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our SaaS solutions as they become more complex. If our SaaS solutions are unavailable or degraded or if our customers are unable to access features of our SaaS solutions within a reasonable amount of time or at all, our business would be adversely affected. In addition, if any of the third-party SaaS solutions that we use were to experience a significant or prolonged outage or security breach, our business could be adversely affected.
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
Patent and other IP disputes are common in the markets in which we compete. Some companies in the markets in which we compete, including some of our competitors, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims of infringement, misappropriation, or other violations of IP rights against us, our partners, our technology partners, or our customers. As the number of patents and competitors in our market increases, allegations of infringement, misappropriation, and other violations of IP rights may also increase. Our broad solution portfolio and the competition in our markets further exacerbate the risk of additional third-party IP claims against us in the future. In addition, non-practicing entities are driving a growing number of patent lawsuits and demands. Any allegation of infringement, misappropriation, or other violation of IP rights by a third party, even those without merit, could cause us to incur substantial costs and resources defending against the claim, could distract our management from our business, and could cause uncertainty among our customers or prospective customers, all of which could have an adverse effect on our business, operating results, and financial condition. We cannot assure you that we are not infringing or otherwise violating any third-party IP rights.
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
•Plaintiffs’ attorneys have sent demand letters and initiated claims and class action lawsuits alleging that companies’ uses of online trackers, such as cookies and pixels, constitutes a violation of state wiretapping laws, primarily the California Invasion of Privacy Act. To date, companies have settled most of these claims, though a risk of costly legal proceedings now exists for business practices that are common. We have been subject to some of these actions and may become subject to additional such actions in the future.
•Outside of the United States, virtually every jurisdiction in which we operate has established its own privacy, data protection and/or data security legal framework with which we or our customers must comply, including, but not limited to, the EU and United Kingdom (“UK”).
▪In the EU and UK, data protection laws are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the EU GDPR, and the UK has incorporated the EU GDPR into its national laws (“UK GDPR”, together with EU GDPR referred to as GDPR) which imposes strict obligations on the processing of personal data. These requirements encompass: (i) providing information to individuals regarding data processing activities; (ii) ensuring a legal basis or condition applies to the processing of personal data and, where applicable, obtaining consent from individuals to whom the data processing relates; (iii) responding to data subject requests; (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches; (v) implementing safeguards in connection with the security and confidentiality of the personal data; (vi) accountability requirements; and (vii) taking certain measures when engaging third-party processors. Serious breaches of the GDPR may result in monetary penalties of up to €20 million (or £17.5 million in the UK) or 4% of worldwide annual revenue, whichever is greater, for violations. In addition to the GDPR, other European legislative proposals and current laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing, with an increased focus on online behavioral advertising.
◦Many jurisdictions outside of Europe where we do business directly or through resellers today and may seek to expand our business in the future, are also considering or have enacted comprehensive data protection legislation, cybersecurity legislation, or both. These include Australia, Brazil, China, Japan, Mexico, Saudi Arabia, Singapore, and United Arab Emirates.
•We are subject to various data transfer rules related to our ability to transfer data from one country to another. For example, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the U.S. Department of Justice’s January 8, 2025 rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs. These restrictions limit our ability to transfer certain data or require us to guarantee a certain level of protection when transferring data from one country to another.
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

Risks Related to Global Operations and Global Economic Conditions
We are subject to a number of risks associated with global sales and operations.
Revenue from customers located outside of the United States represented 54% of our total revenue for the fiscal year ended March 31, 2026. As of March 31, 2026, approximately 70% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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
As a global company, our business is increasingly exposed to risks arising from adverse changes in U.S. and international economic conditions and geopolitical instability. Uncertainty in the macroeconomic environment has resulted, and may continue to result, in volatility in credit, equity and foreign currency markets and fluctuating business confidence. Factors that could negatively affect the global economy include inflationary pressures and higher interest rates, volatile capital markets, financial and credit market disruptions, trade disputes and tariffs, political instability, natural disasters, epidemics, warfare (including the ongoing conflicts in Ukraine and the Middle East), terrorist activity, and other geopolitical events.
Economic uncertainty or instability in the U.S. or abroad could lead to a slowdown or recession, or the perception that such conditions may occur, and could result in reduced spending on technology. During periods of economic or political uncertainty, our current and prospective customers may reduce or defer operating or IT expenditures, delay or cancel technology initiatives, or seek to lower costs through contract renegotiations or reduced renewal commitments.. As a result, we may experience longer sales cycles, reduced deal sizes, lower pricing, decreased subscription renewals, and lower revenue, which could adversely affect our business, operating results, and financial condition.

Macroeconomic volatility may also affect our business indirectly through disruptions to financial markets and government operations. For example, any future U.S. federal government shutdowns, prolonged continuing resolutions, disputes over the federal debt ceiling, a U.S. sovereign default, or changes in governmental laws, regulations or policies (including the imposition of additional tariffs or taxes on U.S.-based service providers) could increase uncertainty and volatility in global markets and adversely affect customer spending decisions, capital availability, and foreign exchange rates.
We continue to invest in and operate across international markets, which exposes us to additional risks. Deterioration of economic or geopolitical conditions in regions where we conduct business, particularly Europe, where we maintain a significant portion of our research and development operations, could lead to delays or cancellations of customer orders, operational disruptions, or reduced growth opportunities. Increased geopolitical tensions, trade policy uncertainty, or the expansion or persistence of armed conflict could also heighten cybersecurity risks, disrupt our customers’ or partners’ operations, impair collections of accounts receivable, or delay payments from resellers and other partners.
Although we do not have material operations in Ukraine or the Middle East, instability in those or other regions may limit our ability to sell or export our platform in affected markets and contribute to broader economic or geopolitical instability. We cannot predict the timing, severity or duration of adverse economic conditions, geopolitical developments, or any subsequent recovery. If economic conditions worsen, recovery is delayed or uneven, or geopolitical instability intensifies, our business, operating results and financial condition could be materially adversely affected.
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
Risks Related to Legal, Tax, Regulatory, and Accounting Matters
Our business is subject to a wide range of laws and regulations and our failure to comply with those laws and regulations could harm our business, operating results, and financial condition.
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
We operate in approximately 40 countries around the world and, as a multinational corporation, we are subject to income and non-income taxes, including payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various non-U.S. jurisdictions.
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
The amount of taxes that we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and in determining the realizability of tax attributes such as foreign tax credits and domestic deferred tax assets. In addition, changes to our corporate or tax structure may impact our tax attributes and liabilities. For example, during the year ended March 31, 2025, we completed the IP Transfer, an intra-entity asset transfer of the global economic rights of our IP to Switzerland which resulted in the recognition of a tax benefit and related deferred tax asset of $320.9 million (as discussed in Note 9 to our consolidated financial statements and the “Management’s Discussion and Analysis” section of this Annual Report). From time to time, we are subject to regular tax audits, examinations, and reviews in the ordinary course of business. While we believe that our tax estimates, assumptions, and judgments are reasonable and we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation and require us to pay additional taxes. If any amounts that we ultimately pay to a tax authority differ materially from amounts that we previously recorded or if we experience any unanticipated tax consequences, it could negatively affect our financial results and operations for the period at issue and on an ongoing basis.
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
The “One Big Beautiful Bill Act” (the “OBBBA”), enacted in 2025, contains a broad range of tax reform provisions including immediate expensing of domestic research and development expenditures, the reinstatement of 100% bonus depreciation, and modifications to the international tax framework. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2026 and other provisions effective in subsequent years. The OBBBA did not have a material impact on our company in fiscal 2026. We do not anticipate the provisions effective in future years will have a material impact. We will continue to monitor ongoing developments and guidance and evaluate any potential impact on future periods.
Many countries have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to a 15% global minimum tax issued by the Organization for Economic Cooperation and Development (“OECD”). These provisions did not have a material impact on our company in fiscal 2026. On January 5, 2026, the OECD released administrative guidance on a “side-by-side” system that would exempt U.S. parented multinational businesses from certain provisions of Pillar Two, effective for fiscal years beginning on or after January 1, 2026. We will continue to monitor ongoing developments and guidance and evaluate any potential impact on future periods.

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
As we increase our sales and operations outside of the United States and increase our use of third parties, such as partners, resellers, agents and other intermediaries, our risks under these laws increases. Although we take steps to ensure compliance by adopting policies and conducting training, we cannot guarantee that our employees, partners, resellers, agents, or other intermediaries will not engage in prohibited conduct that could render us responsible under these laws. Non-compliance with these laws could subject us to investigations, penalties, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from government contracts for a time, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition, and results of operations.
Our revenue recognition policy and other factors may distort our financial results in any given period and make them difficult to predict.
We recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our subscription revenue consists of (i) SaaS agreements, (ii) term-based licenses, and (iii) maintenance and support agreements, which are recognized ratably over the contract term. A significant increase or decline in our subscription contracts in any one quarter may not be fully reflected in the results for that quarter, but will affect our revenue in future quarters.
Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. For a discussion of these estimates and policies, see the “Management’s Discussion and Analysis - Critical Accounting Policies and Estimates - Revenue Recognition” section included in Part II, Item 7 of this Annual Report.
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
For customers who purchase a subscription to our Dynatrace platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. Thus, substantially all of the revenue that we report in each quarter from the Dynatrace platform is derived from the recognition of revenue relating to contracts entered into during previous quarters. For the three months ended March 31, 2026, revenue recognized from deferred revenue at the beginning of the period was $409.9 million. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
Our Credit Facility contains restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
We have access to a Credit Facility (as defined in the “Management’s Discussion and Analysis” section of this Annual Report) in the aggregate amount of $400.0 million. As of March 31, 2026, we had $399.0 million available under the Credit Facility with $1.0 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods, and the applicable interest rates and fee margins, which vary based on prescribed formulas. The Credit Facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our Credit Facility remains outstanding.
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
Risks Related to Our Common Stock
We are and may continue to be subject to shareholder activism, proxy contests, and pressure for strategic alternatives that could disrupt our business and divert management resources.
We are and may continue to be subject to shareholder activism seeking to influence our strategic direction, board composition, capital allocation, or operations. Responding to shareholder activism, including proxy contests, public campaigns, or other actions, could divert significant time and attention of our board of directors and management team from executing our business strategy, generate substantial legal, advisory, and public relations costs, create uncertainty among our employees, vendors and partners, result in the departure of key executives or board members, force strategic decisions that prioritize short-term shareholder returns over long-term value creation, lead to unexpected changes in our business strategy, capital structure, or leadership, limit our ability to pursue acquisitions, investments, or other strategic initiatives, and result in significant stock price volatility. Furthermore, the perception that we are vulnerable to activist campaigns or a potential acquisition could make it more difficult to attract and retain key employees or board members, negotiate favorable terms with vendors and partners, or execute long-term strategic initiatives. Even if we are successful in responding to or defending against activist proposals or an activist campaign, the distraction and costs associated with these activities could materially adversely affect our business and financial performance.
The trading price of our common stock has been, and may continue to be, volatile and you could lose all or part of your investment.
Technology stocks have historically and recently experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through May 19, 2026. Factors that could cause fluctuations in the trading price of our common stock include the following:
•announcements of new products, offerings or technologies (including those that are AI-related), commercial relationships, acquisitions, or other events by us or our competitors;
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
In addition, if the market for software or technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company.
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
On February 9, 2026, we announced a new share repurchase program under which we are authorized to purchase up to $1 billion of our common stock from time to time on the open market or through privately negotiated transactions, including, without limitation, through Rule 10b5-1 trading plans, any other legally permissible means, or any combination of the foregoing. Our new share repurchase program has no time limit and does not obligate us to acquire any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases under the program are expected to be funded from a combination of existing cash balances and future cash flow. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended, modified, or terminated at any time, without prior notice, which may result in a lower market valuation of our common stock.
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
Catastrophic events, such as natural disasters (e.g., fire, flood, severe storm, earthquake and other weather events), pandemics (such as COVID-19), epidemics, outbreaks of an infectious disease, or acts of war or terrorism, could interrupt or disrupt our business and our customers, partners, and suppliers, including hyperscaler providers which host Dynatrace solutions on their cloud infrastructure. For a description of some of the risks related to interruption or disruption of our services, please see the risk above entitled, “Interruptions or disruptions with the delivery of our SaaS solutions, or third party cloud-based systems that we depend on in our operations, may adversely affect our business, operating results, and financial condition.”
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
Climate change risks, regulatory compliance, and evolving stakeholder expectations may have a long-term negative impact on our business.
The long-term effects of climate change on the global economy and the technology industry in particular are unclear. However, there are inherent climate-related risks such as natural disasters, infrastructure disruptions, and geopolitical instability that have the potential to disrupt and impact our business and the third parties with which we conduct business.
In addition, changes in U.S. federal and state legislation and regulation and the laws, rules, and regulations of other countries where we have operations related to climate change could result in increased capital expenditures to comply with these new requirements. Numerous treaties, laws, and regulations have been enacted or proposed in an effort to regulate climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may result in increased operating costs across various levels of our supply chain, which could cause us to increase costs to satisfy service obligations to our customers. We may also incur costs associated with increased regulations for increased sustainability disclosures and reporting, including reporting requirements and standards or expectations regarding the environmental impacts of our business. The cost of compliance with, or failure to comply with, such laws, rules, and regulations could result in increased compliance costs, and any untimely or inaccurate disclosure could adversely affect our reputation, business, or financial performance. Evolving stakeholder expectations related to climate change and any failure to navigate such expectations successfully may also result in increased costs, reputational harm, loss of customers, regulatory or investment engagement, or other adverse impacts on our business.
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
We have in the past been, and may in the future be, the target and victim of cybersecurity attacks, including social engineering (such as email phishing) and other types of attacks. In general, security incidents, breaches, and compromises have increased in sophistication and have become more prevalent across industries and may occur on our systems; on the systems of third parties that we use to host our solutions or SaaS solutions that we use in the operation of our business; on the systems or libraries of third parties that we use to develop our products; or on third-party hosting platforms on which our customers host their systems. AI is rapidly altering the cybersecurity risk landscape by enabling adversaries to move faster while at the same time widening the attack surface. In addition, geopolitical tensions have contributed to an increase in the number, severity, and sophistication of state sponsored attacks, which are also increasingly leveraging AI technologies. Although we have taken significant measures to detect, effectively remediate, and prevent these threats, we cannot be certain that our efforts will be effective to prevent and remediate all attacks and security threats. To date, we do not believe we have experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. See the “Risk Factors” section of this Annual Report for more information on material cybersecurity risks that we face.
We are deploying AI capabilities both for internal corporate purposes and within our product platform and services. AI introduces new risk vectors, creates an expanding attack surface, and has become a target and a tool for threat actors. The cybersecurity risks associated with AI are incorporated, to the extent possible, into our overall risk management framework and strategy. However, the rapid evolution of AI, coupled with the increased use of such technologies by bad actors, could result in our inability to anticipate or implement adequate measures to prevent the successful use of these technologies in attacks.
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
Risk assessment and management - Our corporate and product security professionals assist in managing cybersecurity systems and in preventing, detecting, assessing, and resolving cybersecurity incidents. We build cybersecurity principles into our product development and system design, we have internal and external penetration testers who test our product platform and corporate systems, and we have a bug bounty program that can incentivize external security researchers who help us identify and fix bugs and vulnerabilities before they are exploited. Our internal audit team and our company’s independent auditors periodically assess the effectiveness of certain of our cybersecurity-related controls. From time to time, we also engage external consultants and advisors to perform independent security testing and assessments and to assist with aspects of our cybersecurity program. We also utilize automated technology that alerts our security team of unusual activity in our corporate systems, product platform, and public-facing systems as well as automated security vulnerability scanning for our code base. As part of our processes, we require applicable internal approvals for changes to security-critical aspects of our product platform and services. As cybersecurity incidents become more sophisticated due in part to the use of AI technologies, we continue to monitor the evolving threat landscape and evaluate new tools and other protective measures to enhance our ability to manage threats and risks relevant to our business and operations.
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

Incident response planning - We have an incident response plan that sets forth a structured process and approach for how we assess, respond to, recover from, and remediate cybersecurity incidents. Under the plan, our CISO, the Information Security Office, and any incident response team that may be formed, work with our legal team, and any other applicable internal teams and external resources to address and communicate about incidents to key stakeholders, including the Board and its Cybersecurity Committee. As part of our incident response processes, we maintain disaster recovery plans and we prepare for any required external disclosures or reporting related to cybersecurity incidents. We review and test our incident response plan from time to time through tabletop exercises and other scenario planning to enhance management and Board preparedness in the event of a potential cybersecurity incident and to identify areas of continuous improvement. We believe that our planning and related processes, reviews, and testing help minimize the potential impacts to our company from cybersecurity incidents and help us recover from them as quickly as possible.
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
Our CISO, who reports to the Chief Financial Officer, leads the Information Security Office and our cybersecurity program. Our CISO has worked in IT and cybersecurity roles for more than three decades and has led our program since 2018. As part of his role, our CISO is responsible for communicating and coordinating cybersecurity-related matters with the Board and the Cybersecurity Committee (as discussed above) and our executive leadership team. For example, our CISO collaborates with the Chief Technology Officer and the Chief Legal Officer on cybersecurity measures throughout the organization and the CISO works with the Chief Product Officer in connection with the introduction or updating of security features for the Dynatrace platform and our services.
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
ITEM 2. PROPERTIES
Our corporate headquarters is located in Boston, Massachusetts and consists of approximately 25,000 square feet of space under a lease that expires in 2032. Our primary research and development facility is located in Linz, Austria and consists of approximately 93,000 square feet of space, with a 157,000 square foot expansion planned for occupancy later in 2026, under a lease that expires in 2036. We also lease other facilities in the United States and internationally, the largest of which in the United States are in Denver, Colorado and Detroit, Michigan, and the largest of which internationally are in Vienna, Austria and Gdansk, Poland. We believe that our facilities are adequate to meet our needs for the immediate future and that we will be able to secure additional space to accommodate expansion of our operations.
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
Holders of Record
As of May 19, 2026, there were 26 stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.
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
The performance graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index, the S&P 500 Information Technology Index, and the S&P Software and Services Select Index. Beginning with this Annual Report, we have added the S&P Software and Services Select Index as an additional industry comparison, as we believe it is a relevant benchmark to measure our company’s stock performance. The graph assumes $100 was invested at the market close on March 31, 2021 in our common stock. Data for the S&P 500 Index, the S&P 500 Information Technology Index, and the S&P Software and Services Select Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Base Period
	3/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025	3/31/2026
Dynatrace, Inc.	$100.00	$97.64	$87.69	$96.27	$97.74	$76.66
S&P 500	$100.00	$114.03	$103.43	$132.26	$141.25	$164.33
S&P 500 Information Technology	$100.00	$119.86	$113.21	$163.92	$172.45	$221.28
S&P Software and Services Select	$100.00	$93.70	$78.39	$99.11	$101.78	$90.56
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended March 31, 2026 was as follows (in thousands, except shares and per share data):

Period(1)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Approximate Dollar Value of Shares that may Yet be Purchased Under Plans or Programs(3)
January 1, 2026 - January 31, 2026	1,306,510	$40.94	1,306,510	$18,838
February 1, 2026 - February 28, 2026	2,196,299	35.64	2,196,299	940,441
March 1, 2026 - March 31, 2026	2,426,767	37.84	2,426,767	848,587
Total	5,929,576	$37.71	5,929,576
(1) Information is based on trade dates of share repurchase transactions.
(2) Excludes commissions paid and any estimated excise taxes payable on share repurchases.
(3) On May 15, 2024, we announced a share repurchase program for up to $500 million of our common stock and on February 10, 2026, we completed repurchases under this program. On February 9, 2026, we announced a new share repurchase program for up to $1 billion of our common stock. Our share repurchase programs do not have a time limit.
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
Overview
Dynatrace combines broad and deep observability, continuous runtime application security, and advanced agentic AI operations to deliver answers and intelligence automation across IT operations, development, security, business, and executive teams. This unified approach enables organizations to optimize their rapidly evolving AI, cloud, and IT operations, accelerate secure software delivery, and improve digital performance. Our vision is a world where software works perfectly.
Our customers include many of the world’s largest enterprises which deploy the Dynatrace platform to support increasingly complex IT environments. As workloads scale and cybersecurity threats evolve, cloud modernization and rapid AI adoption have significantly increased data volume and complexity, rendering traditional monitoring or observability approaches insufficient for many organizations. We believe this positions Dynatrace to address a significant market opportunity through our differentiated platform, deep cloud ecosystem integrations, and trusted customer and partner relationships.
We take Dynatrace to market through a combination of our global direct sales team and a network of partners, including GSIs, cloud providers, resellers and technology alliance partners. Dynatrace addresses customer needs at various scales and sizes, but our global direct sales team targets the largest 15,000 companies globally.
We generate revenue primarily by selling subscriptions, which we define as SaaS agreements, term-based licenses, and maintenance and support agreements. The majority of our customers deploy Dynatrace as a SaaS solution to get the latest Dynatrace features and updates with greatly reduced administrative effort. We also provide options to deploy our platform in customer-provisioned infrastructure.
Our DPS licensing model provides customers with a flexible, scalable, and transparent subscription for the modern cloud. Under the DPS licensing model, a customer makes a minimum annual spend commitment at the platform level and then consumes that commitment based on actual usage and a straightforward rate card. Any platform capability can be used in any quantity at any time based on the customer’s evolving needs.
The Dynatrace platform has been commercially available since 2016 and is the primary offering we sell.
Fiscal 2026 Financial Highlights
Our financial highlights for the year ended March 31, 2026 were:
•Our annual recurring revenue (“ARR”) was $2,054 million as of March 31, 2026, which reflected 18% growth year-over-year;
•Our total revenue was $2,018 million, which reflected 19% growth year-over-year;
•Our subscription revenue was $1,930 million, which reflected 19% growth year-over-year;
•We delivered GAAP income from operations of $245 million and non-GAAP income from operations(1) of $592 million; and
•Our net cash provided by operating activities and free cash flow(1) was $562 million and $529 million, respectively.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
•Extend our technology and market leadership position. We intend to maintain our position as a leading AI-powered observability platform through increased investment in research and development, and innovation. We plan to expand the functionality of our end-to-end Dynatrace platform and invest in capabilities that address new market opportunities. We plan to continue evolving our AI capabilities to drive differentiation, with a continued focus on agentic AI capabilities and functionalities that can act autonomously to make decisions and take actions without human intervention. We also believe we are well positioned to continue growing our next generation log management offering, which integrates logs, traces, metrics, and other core observability and security data types into a a fully integrated platform with a single datastore, providing customers with greater value than log management solutions that are viewed as too expensive, providing too little value, or largely operating independently from existing monitoring tools. We believe this strategy will enable new growth opportunities and allow us to deliver differentiated high-value outcomes to our customers.
•Expand and strengthen our relationships with existing customers. We plan to establish new and deeper relationships within our existing customers’ organizations and expand the breadth of our platform capabilities to provide for expansion opportunities. In addition, we believe the ease of implementation of Dynatrace provides us with the opportunity to expand adoption within our existing enterprise customers, across new customer applications, with AI-native, cloud-native and development teams, and into additional business units or divisions. We also believe that our DPS licensing model will drive broader consumption of the Dynatrace platform and further expansion opportunities for customers that prefer the flexibility and predictability of pricing under that model. With access to the full Dynatrace platform, DPS customers are able to adopt Dynatrace more broadly across their IT environments, which can lead to increased consumption.
•Grow our customer base. We intend to drive new customer growth through ongoing investments in our go-to-market strategy focused on customer segmentation, partner enablement, and continued expansion of our sales motion beyond application performance to include end-to-end observability, tool consolidation, and cloud modernization. We plan to continue addressing customer needs at various scales and sizes, with our global direct sales team targeting the largest 15,000 companies globally. In addition, we plan to expand our reach internationally to what we believe are large, mostly untapped, markets for our company, while leveraging our sector specialization globally. We also are focused on intuitive ways for customer teams to onboard and receive additional value from Dynatrace, including through our free trial program.
•Leverage our strategic partner ecosystem. We intend to invest in our strategic partner ecosystem, with a particular emphasis on building and deepening AI- and cloud-focused, loyal and comprehensive partnerships with GSIs and hyperscaler cloud providers. Cloud migration and modernization are foundational growth drivers for our strategic partners and our company. Our strategic partners work with their customers to help them digitally transform their businesses and reduce cloud complexity. By working more closely with strategic partners, our objective is to participate in digital transformation projects earlier in the purchasing cycle and enable customers to establish more resilient cloud deployments from the start.

Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of March 31,
	2026	2025	2024
	(in thousands, except percentages)
Total ARR	$2,053,555	$1,734,164	$1,503,819
Year-over-year increase	18%	15%	21%
Dollar-based net retention rate	110%	110%	111%

	Fiscal Years Ended March 31,
	2026	2025	2024
	(in thousands)
Non-GAAP income from operations(1)	$591,929	$493,540	$398,239
Free cash flow(1)	529,483	430,617	346,382
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

The tables below provide a reconciliation of our non-GAAP income from operations and free cash flow to their most directly comparable GAAP measure.

	Fiscal Years Ended March 31,
	2026	2025	2024
	(in thousands)
GAAP income from operations	$245,387	$179,433	$128,400
Share-based compensation	299,626	271,703	208,896
Employer payroll taxes on employee stock transactions	15,292	15,444	13,988
Amortization of intangibles	3,544	26,802	38,558
Transaction, restructuring, and other	28,080	158	8,397
Non-GAAP income from operations	$591,929	$493,540	$398,239

	Fiscal Years Ended March 31,
	2026	2025	2024
	(in thousands)
Net cash provided by operating activities	$561,850	$459,419	$378,109
Purchase of property and equipment	(32,173)	(26,106)	(26,459)
Capitalized software additions	(194)	(2,696)	(5,268)
Free cash flow	$529,483	$430,617	346,382
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
Service. Service revenue consists of revenue from helping our customers deploy our software in operational environments and training their personnel. We recognize the revenues associated with these professional services in the period the services are performed, provided that collection of the related receivable is reasonably assured.
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
Amortization of acquired technology. Amortization of acquired technology includes amortization expense for technology acquired when our former controlling stockholder (the Thoma Bravo Funds) acquired our company in 2014 and from business combinations and asset acquisitions. As the acquired technology from the Thoma Bravo Funds’ acquisition of our company became fully amortized during our fiscal 2025, we expect amortization expense to decrease as compared to historical periods.

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
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships and tradenames acquired when our former controlling stockholder (the Thoma Bravo Funds) acquired our company in 2014 and from business combinations. As the customer relationships and tradenames acquired from the Thoma Bravo Funds’ acquisition of our company became fully amortized during our fiscal 2025, we expect amortization expense to decrease as compared to historical periods.
Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment of long-lived assets consists of impairment losses on certain right-of-use assets and the associated property and equipment when the carrying amounts exceed their respective fair values.
Interest Income, Net
Interest income, net, consists primarily of interest income from money market funds, bank deposits, and debt securities held as marketable securities, partially offset by interest expense associated with fees on our Credit Facility (as defined later in this section) and amortization of debt issuance costs.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the net global intangible low-taxed income (“GILTI”) inclusion, (2) foreign withholding taxes, (3) nondeductible executive compensation, and (4) the recognition of royalty income in the U.S. as a result of the IP Transfer (as defined below) in fiscal 2025, partially offset by the generation of U.S. foreign tax credits. We expect these items to continue to affect our income tax rate and income tax expense.

During our fiscal 2025, we completed an intra-entity asset transfer of the global economic rights of our IP from a wholly-owned U.S. subsidiary to a wholly-owned Swiss subsidiary, more closely aligning our IP rights with our business operations (the “IP Transfer”). The transaction is taxable in the U.S. through 2044. In Switzerland, the transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a tax benefit and related deferred tax asset of $320.9 million. We determined the estimated value of the transferred IP based principally on the present value of projected income related to the IP, requiring management to make significant assumptions related to the discount rate and the forecast of future revenues and expenses. The tax-deductible amortization related to the transferred IP rights will be recognized through 2035. The deferred tax asset and tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. We expect to realize the deferred tax asset resulting from the IP Transfer.
U.S. Tax Legislation
On July 4, 2025, the OBBBA was enacted into law. The OBBBA contains a broad range of tax reform provisions including immediate expensing of domestic research and development expenditures, the reinstatement of 100% bonus depreciation, and modifications to the international tax framework. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2026 and other provisions effective in subsequent years. The OBBBA did not have a material impact on fiscal 2026. We do not anticipate the provisions effective in future years will have a material impact. We will continue to monitor ongoing developments and guidance and evaluate any potential impact on future periods.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended March 31,
	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$1,929,722	96%	$1,622,163	95%	$1,359,354	95%
Service	88,665	4%	76,520	5%	71,176	5%
Total revenue	2,018,387	100%	1,698,683	100%	1,430,530	100%
Cost of revenue:
Cost of subscription	284,611	14%	233,299	14%	184,765	13%
Cost of service	84,105	4%	73,631	4%	65,423	5%
Amortization of acquired technology	3,488	—%	13,262	1%	16,265	1%
Total cost of revenue (1)	372,204	18%	320,192	19%	266,453	19%
Gross profit	1,646,183	82%	1,378,491	81%	1,164,077	81%
Operating expenses:
Research and development (1)	474,312	23%	384,572	23%	304,739	21%
Sales and marketing (1)	690,489	34%	605,599	36%	534,233	37%
General and administrative (1)	217,414	11%	195,347	11%	174,412	12%
Amortization of other intangibles	56	—%	13,540	1%	22,293	2%
Impairment of long-lived assets	18,525	1%	—	—%	—	—%
Total operating expenses	1,400,796		1,199,058		1,035,677
Income from operations	245,387	12%	179,433	11%	128,400	9%
Interest income, net	47,731		48,281		37,284
Other income (expense), net	6,643		(4,285)		(10,769)
Income before income taxes	299,761		223,429		154,915
Income tax (expense) benefit	(137,092)		260,255		(283)
Net income	$162,669		$483,684		$154,632
_________________
(1)Includes share-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
	(in thousands)
Cost of revenue	$40,276	$36,924	$26,622
Research and development	114,110	100,866	69,543
Sales and marketing	84,480	77,336	65,762
General and administrative	60,760	56,577	46,969
Total share-based compensation expense	$299,626	$271,703	$208,896

Fiscal Years Ended March 31, 2026 and 2025
Revenue

	Fiscal Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Subscription	$1,929,722	$1,622,163	$307,559	19%
Service	88,665	76,520	12,145	16%
Total revenue	$2,018,387	$1,698,683	$319,704	19%
Subscription
Subscription revenue increased by $307.6 million, or 19%, in fiscal 2026 compared to fiscal 2025, primarily due to existing customers expanding their use of the Dynatrace platform combined with the adoption of our solutions by new customers.
Service
Service revenue increased by $12.1 million, or 16%, in fiscal 2026 compared to fiscal 2025. The increase was primarily due to growth in customer demand for product enablement and adoption services.
Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$284,611	$233,299	$51,312	22%
Cost of service	84,105	73,631	10,474	14%
Amortization of acquired technology	3,488	13,262	(9,774)	(74%)
Total cost of revenue	$372,204	$320,192	$52,012	16%
Cost of subscription
Cost of subscription increased by $51.3 million, or 22%, in fiscal 2026 compared to fiscal 2025. The increase was primarily due to increased cloud-based hosting costs of $35.1 million to support the growing usage of the Dynatrace SaaS platform and increased personnel costs of $11.1 million, inclusive of a $1.7 million increase in share-based compensation, largely due to headcount growth to support our growing business.
Cost of service
Cost of service increased by $10.5 million, or 14%, in fiscal 2026 compared to fiscal 2025. The increase was primarily the result of increased personnel costs, inclusive of a $1.7 million increase in share-based compensation, as our service delivery organization has scaled to support our product enablement and adoption within our growing business.
Amortization of acquired technologies
Amortization of acquired technology decreased by $9.8 million, or 74%, in fiscal 2026 compared to fiscal 2025. The decrease was primarily the result of certain acquired technology becoming fully amortized during fiscal 2025.

Gross Profit and Gross Margin

	Fiscal Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$1,645,111	$1,388,864	$256,247	18%
Service	4,560	2,889	1,671	58%
Amortization of acquired technology	(3,488)	(13,262)	9,774	(74%)
Total gross profit	$1,646,183	$1,378,491	$267,692	19%
Gross margin:
Subscription	85%	86%
Service	5%	4%
Total gross margin	82%	81%
Subscription
Subscription gross profit increased by $256.2 million, or 18%, in fiscal 2026 compared to fiscal 2025. Subscription gross margin decreased to 85% in fiscal 2026 compared to 86% in fiscal 2025. The decrease in gross margin was primarily due to higher cloud-based hosting costs, which were driven by increased customer utilization of the Dynatrace SaaS platform and expanding adoption of platform features.
Service
Service gross profit increased by $1.7 million, or 58%, in fiscal 2026 compared to fiscal 2025. Service gross margin increased to 5% in fiscal 2026 compared to 4% in fiscal 2025. The increase in gross margin was primarily due to growth in customer demand for product enablement and adoption services.
Operating Expenses

	Fiscal Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$474,312	$384,572	$89,740	23%
Sales and marketing	690,489	605,599	84,890	14%
General and administrative	217,414	195,347	22,067	11%
Amortization of other intangibles	56	13,540	(13,484)	(100%)
Impairment of long-lived assets	18,525	—	18,525	100%
Total operating expenses	$1,400,796	$1,199,058	$201,738	17%
Research and development
Research and development expenses increased $89.7 million, or 23%, in fiscal 2026 compared to fiscal 2025. The increase was primarily the result of increased personnel costs of $74.8 million, inclusive of a $13.2 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of the Dynatrace platform. Cloud-based hosting costs incurred in developing our platform also increased by $7.0 million.
Sales and marketing
Sales and marketing expenses increased by $84.9 million, or 14%, in fiscal 2026 compared to fiscal 2025. The increase was primarily due to increased personnel costs of $71.7 million, inclusive of a $7.1 million increase in share-based compensation, due to headcount growth as we continue to invest in our go-to market strategy.

General and administrative
General and administrative expenses increased by $22.1 million, or 11%, in fiscal 2026 compared to fiscal 2025. The increase was primarily the result of increased personnel costs of $16.2 million, inclusive of a $4.2 million increase in share-based compensation, as we continue to scale our functions to support our continued growth.
Amortization of other intangibles
Amortization of other intangibles decreased by $13.5 million, or 100%, in fiscal 2026 compared to fiscal 2025. The decrease was primarily the result of certain intangible assets becoming fully amortized during fiscal 2025.
Impairment of long-lived assets
The impairment loss in fiscal 2026 reflects the write down of certain leased office spaces with impairment indicators due to changes in the utilization of these facilities, including the decision to cease use of certain locations and pursue sublease arrangements, to their estimated fair value. No impairment loss was recorded in prior periods.
Interest Income, Net
Interest income, net, remained consistent in fiscal 2026 compared to fiscal 2025.
Other Income (Expense), Net
Other income, net, was $6.6 million in fiscal 2026, which increased by $10.9 million from other expense, net, of $4.3 million in fiscal 2025. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax (Expense) Benefit
Income tax expense was $137.1 million in fiscal 2026, which increased by $397.4 million from an income tax benefit of $260.3 million in fiscal 2025. This increase was primarily due to a $320.9 million tax benefit recognized in fiscal 2025 on the IP Transfer of the global economic rights of our IP to Switzerland. The increase in fiscal 2026 income tax was also due to an increase in pre-tax income, a decrease in share-based compensation windfall benefits and an increase in the foreign income inclusions in the U.S. as a result of the IP Transfer.
Liquidity and Capital Resources
We have historically maintained a disciplined and balanced approach to optimizing costs and improving the efficiency and profitability of our business, while continuing to invest in future growth opportunities that we expect will drive long-term value. Our principal sources of liquidity are cash and cash equivalents, marketable securities and cash provided by operating activities. From time to time, we may borrow under our Credit Facility (as defined below). As of March 31, 2026, we had $1,097.2 million of cash and cash equivalents, $126.8 million of marketable securities (primarily consisting of U.S. Treasury securities, corporate debt securities, U.S. agency securities, and commercial paper that have maturities between one and 30 months) and $399.0 million available under our Credit Facility.
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
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations entered into in the ordinary course of business, primarily for cloud hosting support. As of March 31, 2026, total contractual commitments were $721.2 million, with $180.8 million committed within the next 12 months. For further information regarding our contractual commitments, see Note 12, Leases, and Note 13, Commitments and Contingencies, of our consolidated financial statements included in this Annual Report.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the section titled “Risk Factors” included under Part I, Item 1A of this Annual Report. However, we believe that our existing cash, cash equivalents, marketable securities, funds available under our revolving credit facility, and cash generated from operations, will be sufficient to meet our cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Share Repurchase Program
In May 2024, we announced a share repurchase program for up to $500 million of common stock. In February 2026, we completed repurchases under this program and announced a new share repurchase program for up to $1 billion of common stock.
For the years ended March 31, 2026 and 2025, we repurchased and retired 11.4 million and 3.4 million shares of our common stock for a repurchased cost, including commissions, of $478.7 million and $172.6 million, respectively. As of March 31, 2026, $848.6 million remained available for future repurchases. For additional information, please see Part II, Item 5 of this Annual Report, and Note 14, Shareholders’ Equity, of the consolidated financial statements included in this Annual Report.
Our Credit Facility
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (as amended to date, the “Credit Facility”). As of March 31, 2026, we had $399.0 million available under the Credit Facility with $1.0 million of letters of credit outstanding. As of March 31, 2026, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 11, Long-term Debt, of our consolidated financial statements included in this Annual Report.
Summary of Cash Flows

	Fiscal Year Ended March 31,
	2026	2025	2024
	(in thousands)
Net cash provided by operating activities	$561,850	$459,419	$378,109
Net cash used in investing activities	(15,694)	(69,315)	(193,048)
Net cash (used in) provided by financing activities	(474,094)	(151,630)	50,663
Effect of exchange rate changes on cash and cash equivalents	8,119	(418)	(12,089)
Net increase in cash and cash equivalents	$80,181	$238,056	$223,635
Operating Activities
Net cash provided by operating activities was $561.9 million in fiscal 2026 compared to $459.4 million in fiscal 2025. The $102.4 million increase in net cash provided by operating activities was driven by increased net income, adjusted for non-cash charges, of $110.5 million, partially offset by a decrease in the net changes of operating assets and liabilities of $8.1 million. The net increase in operating cash flow was primarily due to higher collections driven by revenue growth.
Investing Activities
Net cash used in investing activities was $15.7 million in fiscal 2026 compared to $69.3 million in fiscal 2025. The $53.6 million decrease in net cash used in investing activities was primarily driven by a $63.8 million increase in proceeds from the sales and maturities of marketable securities, net of purchases, partially offset by a $6.1 million increase in the purchases of property and equipment and a $5.9 million increase in cash paid for business combination acquisitions.
Financing Activities
Net cash used in financing activities was $474.1 million in fiscal 2026 compared to $151.6 million in fiscal 2025. The $322.5 million increase in net cash used in financing activities was primarily driven by a $306.1 million increase of repurchases of common stock and a $14.5 million decrease in proceeds from the exercise of our stock options which we ceased granting in fiscal 2022.

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
The significant accounting policies used to prepare the consolidated financial statements are described in Note 2, Significant Accounting Policies, included in this Annual Report. We believe that the assumptions and estimates associated with revenue recognition, income taxes, and business combinations have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.
Revenue Recognition
We recognize revenue from contracts with customers using the five-step method. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same customer if (i) we determine that the contracts are negotiated as a package with a single commercial objective, (ii) the amount of consideration to be paid in one contract depends on the price or performance of the other contract, or (iii) the services promised in the contracts are a single performance obligation.
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
Our subscriptions include a minimum commitment with variable on-demand consumption fees for excess usage, representing a form of variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.
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
During fiscal 2025, we completed the IP Transfer. For additional information, please see the “Key Components of Results of Operations” section. The assessment of the estimated value of the IP transferred is based on the U.S. transfer pricing regulations as described in section 482 of the IRC and the Treasury Department regulations promulgated thereunder, and the Organization for Economic Cooperation and Development Transfer Pricing guidelines. We determined the estimated value of the transferred IP based principally on the present value of projected income related to the IP, requiring management to make significant assumptions related to the discount rates and the forecast of future revenue and expenses. While we employ experts to assist in the determination of the estimated value of the IP, its value is based on significant management assumptions and estimates, which are inherently uncertain and highly subjective, and actual results may differ from estimates. If different assumptions were to be used, it could materially impact the IP valuation.
Business Combinations
We use our best estimates and assumptions to allocate the fair value of purchase consideration to the assets acquired and liabilities assumed. The excess of the fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. We apply judgment in determining the fair value of the intangible assets acquired, which involves the use of estimates and assumptions with respect to future expected cash flows, expected asset lives, estimated obsolescence rates, discount rates, and royalty rates. Management bases these estimates on historical experience and various other assumptions that we believe are reasonable. While we use our best estimates and judgments, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, see Note 2, Significant Accounting Policies, of our consolidated financial statements included in this Annual Report.
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

Interest Rate Risk
As of March 31, 2026, we had cash and cash equivalents of $1,097.2 million, consisting primarily of money market funds, bank deposits, and highly liquid investments with an original maturity of three months or less, and marketable securities of $126.8 million, primarily consisting of U.S. Treasury securities, corporate debt securities, U.S. agency securities, and commercial paper. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of March 31, 2026, we also had the Credit Facility in place, with availability of $399.0 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Facility.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dynatrace, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dynatrace, Inc. (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 20, 2026 expressed an unqualified opinion thereon.
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

Among other audit procedures, we evaluated management’s conclusion that when-and-if available updates included within the Company’s maintenance agreements are critical to the continued utility of the related software licenses such that they should be accounted together as inputs to a combined performance obligation by obtaining an understanding of the nature and importance of the updates, assessing the impact and frequency of updates, and reviewing information around the updates included on the Company’s website and marketing materials.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Detroit, Michigan
May 20, 2026

DYNATRACE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,097,220	$1,017,039
Short-term marketable securities	74,881	96,189
Accounts receivable, net	710,200	624,437
Deferred contract costs, current	127,495	109,895
Prepaid expenses and other current assets	113,651	83,901
Total current assets	2,123,447	1,931,461
Long-term marketable securities	51,908	51,648
Property and equipment, net	72,993	61,522
Operating lease right-of-use asset, net	139,285	67,479
Goodwill	1,350,256	1,336,435
Intangible assets, net	22,850	25,534
Deferred tax assets, net	508,742	529,550
Deferred contract costs, non-current	113,111	95,297
Other assets	33,133	40,752
Total assets	$4,415,725	$4,139,678

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,728	$27,286
Accrued expenses, current	302,260	252,503
Deferred revenue, current	1,241,488	1,087,518
Operating lease liabilities, current	22,588	13,979
Total current liabilities	1,569,064	1,381,286
Deferred revenue, non-current	53,387	50,989
Accrued expenses, non-current	38,205	24,452
Operating lease liabilities, non-current	141,736	61,384
Deferred tax liabilities	1,943	419
Total liabilities	1,804,335	1,518,530
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 294,652,951 and 299,813,048 shares issued and outstanding at March 31, 2026 and 2025, respectively	295	300
Additional paid-in capital	2,199,494	2,370,563
Retained earnings	447,596	284,927
Accumulated other comprehensive loss	(35,995)	(34,642)
Total shareholders' equity	2,611,390	2,621,148
Total liabilities and shareholders' equity	$4,415,725	$4,139,678

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2026	2025	2024
Revenue:
Subscription	$1,929,722	$1,622,163	$1,359,354
Service	88,665	76,520	71,176
Total revenue	2,018,387	1,698,683	1,430,530
Cost of revenue:
Cost of subscription	284,611	233,299	184,765
Cost of service	84,105	73,631	65,423
Amortization of acquired technology	3,488	13,262	16,265
Total cost of revenue	372,204	320,192	266,453
Gross profit	1,646,183	1,378,491	1,164,077

Operating expenses:
Research and development	474,312	384,572	304,739
Sales and marketing	690,489	605,599	534,233
General and administrative	217,414	195,347	174,412
Amortization of other intangibles	56	13,540	22,293
Impairment of long-lived assets	18,525	—	—
Total operating expenses	1,400,796	1,199,058	1,035,677
Income from operations	245,387	179,433	128,400
Interest income, net	47,731	48,281	37,284
Other income (expense), net	6,643	(4,285)	(10,769)
Income before income taxes	299,761	223,429	154,915
Income tax (expense) benefit	(137,092)	260,255	(283)
Net income	$162,669	$483,684	$154,632
Net income per share:
Basic	$0.54	$1.62	$0.53
Diluted	$0.54	$1.59	$0.52
Weighted average shares outstanding:
Basic	300,102	298,384	294,051
Diluted	303,727	303,602	299,280

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended March 31,
	2026	2025	2024
Net income	$162,669	$483,684	$154,632
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,108)	380	(3,397)
Unrealized (losses) gains on available-for-sale securities, net of taxes	(245)	377	(173)
Total other comprehensive (loss) income	(1,353)	757	(3,570)
Comprehensive income	$161,316	$484,441	$151,062

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Shares		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2023	290,411	$290	$1,989,797	$(353,389)	$(31,829)	$1,604,869
Other comprehensive loss	—	—	—	—	(3,570)	(3,570)
Restricted stock units vested	4,376	4	(4)	—	—	—
Restricted stock awards granted	142	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	534	1	19,471	—	—	19,472
Exercise of stock options	1,500	2	31,189	—	—	31,191
Share-based compensation	—	—	208,896	—	—	208,896
Net income	—	—	—	154,632	—	154,632
Balance, March 31, 2024	296,963	$297	$2,249,349	$(198,757)	$(35,399)	$2,015,490
Other comprehensive income	—	—	—	—	757	757
Restricted stock units vested	5,228	5	(5)	—	—	—
Issuance of common stock related to employee stock purchase plan	531	—	21,159	—	—	21,159
Exercise of stock options	932	1	20,994	—	—	20,995
Share-based compensation	—	—	271,703	—	—	271,703
Shares withheld for employee taxes	(394)	—	(20,022)	—	—	(20,022)
Repurchases of common stock	(3,447)	(3)	(172,615)	—	—	(172,618)
Net income	—	—	—	483,684	—	483,684
Balance, March 31, 2025	299,813	$300	$2,370,563	$284,927	$(34,642)	$2,621,148
Other comprehensive loss	—	—	—	—	(1,353)	(1,353)
Restricted stock units vested	5,679	6	(6)	—	—	—
Restricted stock awards granted	41	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	585	—	24,390	—	—	24,390
Exercise of stock options	315	—	6,487	—	—	6,487
Share-based compensation	—	—	299,626	—	—	299,626
Shares withheld for employee taxes	(422)	—	(21,138)	—	—	(21,138)
Repurchases of common stock	(11,358)	(11)	(480,428)	—	—	(480,439)
Net income	—	—	—	162,669	—	162,669
Balance, March 31, 2026	294,653	$295	$2,199,494	$447,596	$(35,995)	$2,611,390

See accompanying notes to consolidated financial statements

DYNATRACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$162,669	$483,684	$154,632
Adjustments to reconcile net income to cash provided by operations:
Depreciation	18,446	19,236	15,499
Amortization	5,613	28,868	39,441
Share-based compensation	299,626	271,703	208,896
Deferred income taxes	25,132	(392,942)	(59,915)
Impairment of long-lived assets	18,525	—	—
Other	(6,928)	2,035	11,216
Net change in operating assets and liabilities:
Accounts receivable	(77,127)	(24,026)	(161,888)
Deferred contract costs	(31,057)	(14,648)	(23,520)
Prepaid expenses and other assets	(15,977)	(36,593)	(47,401)
Accounts payable and accrued expenses	25,896	31,534	37,896
Operating leases, net	2,434	(231)	1,026
Deferred revenue	134,598	90,799	202,227
Net cash provided by operating activities	561,850	459,419	378,109
Cash flows from investing activities:
Purchase of property and equipment	(32,173)	(26,106)	(26,459)
Capitalized software additions	(194)	(2,696)	(5,268)
Acquisition of businesses, net of cash acquired	(6,000)	(100)	(57,111)
Purchases of marketable securities	(120,306)	(145,555)	(104,210)
Proceeds from sales and maturities of marketable securities	143,729	105,142	—
Other	(750)	—	—
Net cash used in investing activities	(15,694)	(69,315)	(193,048)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	24,390	21,159	19,472
Proceeds from exercise of stock options	6,487	20,995	31,191
Repurchases of common stock	(478,708)	(172,618)	—
Taxes paid related to net share settlement of equity awards	(21,845)	(18,958)	—
Other	(4,418)	(2,208)	—
Net cash (used in) provided by financing activities	(474,094)	(151,630)	50,663

Effect of exchange rates on cash and cash equivalents	8,119	(418)	(12,089)

Net increase in cash and cash equivalents	80,181	238,056	223,635

Cash and cash equivalents, beginning of year	1,017,039	778,983	555,348
Cash and cash equivalents, end of year	$1,097,220	$1,017,039	$778,983

Supplemental cash flow data:
Cash paid for interest	$749	$753	$851
Cash paid for tax, net	$117,584	$117,979	$81,360

Non-cash investing and financing activities:
Excise taxes on repurchases of common stock in accrued expenses	$1,731	$—	$—
Capitalized software additions in accounts payable and accrued expenses	$—	$567	$6,073
See accompanying notes to consolidated financial statements

DYNATRACE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of the Business
Business
Dynatrace, Inc. (“Dynatrace” or the “Company”) combines broad and deep observability, continuous runtime application security, and advanced agentic artificial intelligence (“AI”) to deliver answers and intelligent automation across information technology (“IT”) operations, development, security, business, and executive teams, enabling organizations to optimize cloud and IT operations, accelerate secure software delivery, and improve digital performance.
Fiscal year
The Company’s fiscal year ends on March 31. References to fiscal 2026, for example, refer to the fiscal year ended March 31, 2026.
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
Use of estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to revenue recognition, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of long-lived assets, the valuation of intellectual property (“IP”), the period of benefit for deferred contract costs, income taxes, share-based compensation expense, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Management bases these estimates on historical experiences and on various other assumptions that the Company believes are reasonable. Actual results could differ from those estimates.
Business combinations
When the Company acquires a business, management allocates the fair value of the purchase consideration to the assets acquired and liabilities assumed. The excess of the fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Determining the fair values of identifiable assets and liabilities requires management to make estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows, expected asset lives, estimated obsolescence rates, discount rates, and royalty rates. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Acquisition-related transactions are expensed as incurred.
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
2.Identification of the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. In identifying performance obligations, the Company reviews contractual terms, considers whether any implied rights exist, and evaluates published product and marketing information. The Company’s performance obligations generally consist of (a) subscription services; (b) software licenses; (c) maintenance and support for software licenses; and (d) professional services.
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
Subscription revenue
Subscription revenue relates to performance obligations for which the Company recognizes revenue over time as control of the product or service is transferred to the customer. Subscription revenue is derived from (i) Software-as-a-Service (“SaaS”) arrangements that permit customers to access and utilize the Company’s platform on a hosted basis and (ii) arrangements where the software is delivered and used on-premise as term-based licenses which is sold with maintenance. Subscription revenues from the performance obligations when sold as a SaaS arrangement are generally recognized ratably over the term of the arrangement as access is provided. For on-premise term licenses, the when-and-if available updates of the Dynatrace platform, which are part of the maintenance agreement, are critical to the continued utility of the Dynatrace platform. Therefore, the Company has determined the Dynatrace platform and the related when-and-if available updates to be a combined performance obligation. When the platform is sold as a term-based license, the revenue for the combined performance obligation is recognized ratably over the license term as maintenance is included for the duration of the license term.

Service revenue
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
Deferred revenue
The Company recognizes deferred revenue upon receipt of customer payment in advance of satisfying the performance obligations of the contract. Deferred revenue consists primarily of billed subscription fees related to the future service period of subscription agreements in effect at the reporting date. Short-term deferred revenue represents the unearned revenue that will be earned within 12 months of the balance sheet date. Long-term deferred revenue represents the unearned revenue that will be earned after 12 months from the balance sheet date.
Payment terms
Payment terms and conditions vary by contract type, although the Company’s terms generally include a requirement of payment within 30 to 60 days.
Contract modifications
Contract modifications are assessed to determine (i) if the additional goods and services are distinct from the goods and services in the original arrangement; and (ii) if the amount of the consideration expected for the added goods and services reflects the SSP of those goods and services, as adjusted for contract-specific circumstances. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract, which the Company generally accounts for on a prospective basis as the termination of the existing contract and the creation of a new contract.
Deferred contract costs
Sales commissions earned by the Company’s sales force and referral fees paid to our partners are considered incremental and recoverable costs of obtaining a contract with a customer. These contract costs for new and renewal contracts are deferred and then amortized on a straight-line basis over a period of benefit which the Company has estimated to be three years. The period of benefit has been determined by taking into consideration the duration of customer contracts, the life of the technology, renewals of maintenance and other factors. Amortization expense is included in “Sales and marketing” expenses on the consolidated statements of operations.
The Company periodically reviews these contracts to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract costs. There were no impairment losses recorded during the periods presented.
Research and development
Research and development costs are expensed as incurred. Research and development costs primarily include the cost of programming personnel, including share-based compensation, deprecation of equipment, and facilities- and IT-related expenses.
Advertising
Advertising costs are expensed as incurred, except for certain production costs that are deferred and expensed at the first time the advertising takes place, and are included in “Sales and marketing” expense in the consolidated statements of operations. Advertising expense was $19.8 million, $32.7 million, and $37.7 million for the years ended March 31, 2026, 2025 and 2024, respectively.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.
The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.
The Company provides credit to customers in the normal course of business. The Company performs periodic credit evaluations and generally does not require collateral. The Company’s customer base consists of a large number of geographically-dispersed customers across multiple industries.
As of March 31, 2026 and 2025, there was one channel partner with a balance greater than 10% of accounts receivable. No end- customers had a balance greater than 10% of the Company’s accounts receivable as of March 31, 2026 and 2025. For the years ended March 31, 2026 and 2025, one channel partner accounted for 10% of revenue. No channel partners accounted for 10% or more of revenue for the year ended March 31, 2024. There were no end-customers who represented 10% or more of revenue for the years ended March 31, 2026, 2025, and 2024.
Cash and cash equivalents
All highly liquid securities with an original maturity of three months or less when purchased are considered cash and cash equivalents.
Marketable Securities
The Company invests in commercial paper, corporate debt securities, U.S. government agency securities, and U.S. treasury securities. These marketable debt securities are classified as available-for-sale and recorded at fair value in the consolidated balance sheet.
Unrealized gains and losses on available-for-sale securities, net of tax, are included within accumulated other comprehensive loss in the consolidated balance sheets. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost basis. Based on the evaluation of available evidence, the Company does not believe any unrealized losses on its marketable securities as of March 31, 2026 represent credit losses.
Realized gains and losses from the sales of available-for-sale securities are based on the specific identification method and are recorded in the consolidated statement of income as “Other income (expense), net”.

Accounts receivable, net
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $3.8 million and $3.5 million as of March 31, 2026 and 2025, respectively.
Property and equipment, net
The Company records property and equipment, net, at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. The following table presents the estimated useful lives of the Company’s property and equipment:

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
There was no impairment of goodwill during the years ended March 31, 2026, 2025 and 2024.
Capitalized software
Qualifying software development costs associated with software developed, acquired or modified for internal use is capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These capitalized costs consist of internal compensation related costs and direct external costs. The amortization period for these capitalized costs is generally three to five years depending on the project.
During the year ended March 31, 2024, the Company entered into a license agreement with an application security provider, resulting in $10.3 million of capitalized costs related to software developed for internal use. During the years ended March 31, 2026 and 2025, the Company did not capitalize costs for software developed for internal use. Amortization of software developed for internal use was $2.1 million during the years ended March 31, 2026 and 2025 and $0.9 million during the year ended March 31, 2024 and is recorded within “Cost of subscription” in the consolidated statements of operations.
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
Impairment of long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset or asset group to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is estimated by the Company using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. In 2026, the

Company recorded impairment losses of $14.8 million on operating lease right-of-use assets and $3.7 million on related property and equipment. For further information, refer to Note 12, Leases. The Company did not incur any impairment losses during the years ended March 31, 2025 and 2024.
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
The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that that the tax positions will be sustained on the basis of the technical merits of the position; and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line the accompanying consolidated statement of operations.
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
The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable and other current liabilities. Cash equivalents and marketable securities are measured at fair value on a recurring basis. The carrying values of accounts receivable, accounts payable and other current liabilities are stated at their carrying value, which approximates their fair values due to their short maturities.
Share repurchase programs
Share repurchases are recorded on the trade date. Repurchased shares are immediately retired. The Company records all consideration paid for share repurchases, including commissions and excise taxes, as applicable, as a reduction to shareholders’ equity. For additional information, refer to Note 14, Shareholders’ Equity.
Share-based compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award.
Time-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) vest based upon continued service. The fair value of time-based RSUs and RSAs is determined by the closing price of the Company’s common stock on the grant date. Share-based compensation expense from time-based RSUs and RSAs is recognized on a straight-line attribution method over the requisite service period.
Performance-based RSUs vest based upon continued service and achievement of certain performance conditions. The fair value of performance-based RSUs is determined by the closing price of the Company’s common stock on the grant date. Share-based compensation expense from performance-based RSUs is recognized over the requisite service period following the accelerated attribution method based upon the probability that the performance condition will be satisfied.
Market-based RSUs vest based upon continued service and achievement of certain market conditions. The fair value of market-based RSUs is calculated using the Monte Carlo simulation model. Share-based compensation expense from market-based RSUs is recognized following the accelerated attribution method over the requisite service period.
Stock options generally vest based upon continued service. The fair value of stock options is calculated using the Black-Scholes option-pricing model. Share-based compensation expense from stock options is recognized on a straight-line attribution method over the requisite service period.
The purchase rights under the Employee Stock Purchase Plan (“ESPP”) are measured using the Black-Scholes option-pricing model. Share-based compensation expense from the purchase rights issued under the ESPP is recognized on a straight-line attribution method over the offering period.
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
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in the income tax rate reconciliation table and disaggregates the income taxes paid by jurisdiction. The Company adopted ASU 2023-09 on a prospective basis in its consolidated financial statements for the fiscal year ended March 31, 2026. Refer to Note 9, Income Taxes, for the inclusion of the new disclosures required.
Recently issued accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disclosure of more detailed information on commonly presented expenses. ASU 2024-03 will be effective for the Company’s annual periods beginning fiscal 2028 and interim periods beginning the first quarter of fiscal 2029. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statement disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating the expected credit losses on current accounts receivables and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, which is the Company’s fiscal 2027. The Company does not expect ASU 2025-05 will have a material impact on its consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Targeted Improvements to the Accounting for Internal-Use Software, which removes the software development stages in the capitalization guidance and introduces a more judgment based capitalization approach. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, which is the Company’s fiscal 2029. The Company is currently evaluating the impact ASU 2025-06 will have on its consolidated financial statements and disclosures.

3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region based on customer location (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2026		2025		2024
	Amount	%	Amount	%	Amount	%
North America	$1,017,463	50%	$876,756	52%	$739,747	52%
Europe, Middle East and Africa	648,925	32%	526,416	31%	432,873	30%
Asia Pacific	193,072	10%	161,784	9%	141,403	10%
Latin America	158,927	8%	133,727	8%	116,507	8%
Total revenue	$2,018,387		$1,698,683		$1,430,530
Effective April 1, 2025, the Company evaluates total revenue by geographic region based on the location of the customer (or end-customer under partner transactions) per the executed contract, rather than based on the location of the Company’s contracting entity. Prior period amounts have been recast to conform to the current period presentation.
For the years ended March 31, 2026, 2025, and 2024, the United States was the only country that represented more than 10% of the Company’s revenues in any period, constituting $927.7 million and 46%, $807.0 million and 48%, and $682.2 million and 48% of total revenue, respectively.
Deferred contract costs
The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Beginning balance	$205,192	$192,245	$169,261
Additions to deferred contract costs	167,234	131,510	121,100
Amortization of deferred contract costs	(131,820)	(118,563)	(98,116)
Ending balance	$240,606	$205,192	$192,245
Deferred revenue
Revenue recognized during the years ended March 31, 2026, 2025, and 2024 which was included in the deferred revenue balances at the beginning of each respective period was $1,079.3 million, $975.7 million, and $800.0 million.
Remaining performance obligations
As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,491.6 million, which consists of both billed consideration in the amount of $1,294.9 million and unbilled consideration in the amount of $2,196.7 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 53% of this amount as revenue in the year ending March 31, 2027 and the remainder thereafter.
Contract assets
As of March 31, 2026 and 2025, contract assets of $19.8 million and $1.6 million, respectively, are included in accounts receivable, net, on the Company’s consolidated balance sheets.
4.    Business Combinations
DevCycle
On January 13, 2026, the Company acquired certain assets from Taplytics Inc. (“DevCycle”), a feature management platform, to help developers, site reliability engineers, and platform teams bring progressive delivery of AI-native applications directly into the Dynatrace platform. The purchase consideration consisted of $6.0 million of cash paid at closing and $0.8 million to be paid within 12 months after closing.

The fair value of the purchase price was allocated to the identifiable assets acquired and liabilities assumed as of the acquisition date, with the excess recorded to goodwill. The Company acquired $0.8 million of net assets, including $1.6 million of intangible assets, resulting in goodwill of $6.0 million. The goodwill was allocated to the Company’s one reporting unit.
Runecast Solutions Limited
On March 1, 2024, the Company acquired all of the outstanding equity of Runecast Solutions Limited (“Runecast”), a provider of software solutions that provide insights for security compliance, vulnerability assessment, and configuration management for complex, on-premises, hybrid and multi-cloud IT environments. This acquisition expanded the Company’s platform from the addition of Runecast’s technology and experienced team.
The purchase consideration consisted of $26.1 million of cash paid at closing and $2.3 million in deferred cash payments for a post-closing purchase price adjustment and a holdback paid within 15 months after the acquisition date to satisfy indemnification claims. The Company paid $2.2 million and $0.1 million of the deferred cash considerations during the years ended March 31, 2026 and 2025, respectively.
In connection with the acquisition of Runecast, $9.0 million of RSAs were issued to the previous owners subject to continuing employment and certain indemnification clauses. For the years ended March 31, 2026, 2025, and 2024, the Company recognized $2.9 million, $3.7 million, and $0.3 million of share-based compensation expense for these RSAs, respectively.
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
Rookout, Ltd.
On August 31, 2023, the Company acquired all of the outstanding equity of Rookout, Ltd. (“Rookout”), a provider of enterprise-ready and privacy-aware solutions that enable developers to troubleshoot and debug actively running code in Kubernetes-hosted cloud-native applications. This acquisition expanded the Company’s platform from the addition of Rookout’s technology and experienced team. The purchase consideration of Rookout was $33.4 million, after considering certain adjustments, and was paid from cash on hand.
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

5.     Investments and Fair Value Measurements
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale securities, including those securities classified within “Cash and cash equivalents” in the consolidated balance sheets (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$92,611	$74	$(105)	$92,580
Corporate debt securities	25,491	23	(44)	25,470
U.S. government agency securities	3,987	—	(1)	3,986
Commercial paper	2,588	—	—	2,588
Total	$124,677	$97	$(150)	$124,624

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$108,045	$223	$(12)	$108,256
Corporate debt securities	$22,457	$71	$(14)	22,514
U.S. government agency securities	12,744	2	(3)	12,743
Commercial paper	7,778	2	(1)	7,779
Total	$151,024	$298	$(30)	$151,292
As of March 31, 2026, the fair values of available-for-sale securities by remaining contractual maturity are as follows (in thousands):

March 31, 2026
Due within one year	$74,881
Due in one year through five years	49,743
Total	$124,624
The Company offers a non-qualified deferred compensation plan to eligible U.S. employees and directors. The Company held $2.2 million and $0.7 million of securities in mutual funds that are associated with this plan and were classified as restricted trading securities as of March 31, 2026 and 2025, respectively. These securities are not included in the tables above but are included as marketable securities in the consolidated balance sheets.

The following tables present the Company’s financial assets that have been measured at fair value on a recurring basis as of March 31, 2026 and 2025, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$528,169	$—	$—	$528,169
Marketable securities:
Mutual funds	2,165	—	—	2,165
U.S. treasury securities	—	92,580	—	92,580
Corporate debt securities	—	25,470	—	25,470
U.S. government agency securities	—	3,986	—	3,986
Commercial paper	—	2,588	—	2,588
Total financial assets	$530,334	$124,624	$—	$654,958

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$679,675	$—	$—	$679,675
U.S. treasury securities	—	1,577	—	1,577
U.S. government agency securities	—	996	—	996
Commercial paper	—	1,596	—	1,596
Marketable securities:
Mutual funds	714	—	—	714
U.S. treasury securities	—	106,679	—	106,679
Corporate debt securities	—	22,514	—	22,514
U.S. government agency securities	—	11,747	—	11,747
Commercial paper	—	6,183	—	6,183
Total financial assets	$680,389	$151,292	$—	$831,681
The Company recorded interest income from its cash, cash equivalents, and marketable securities of $48.6 million, $49.3 million, $38.7 million for the years ended March 31, 2026, 2025, and 2024, respectively.
6.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,
	2026	2025
Prepaid expenses	$66,758	$59,552
Income taxes refundable	28,080	11,576
Other	18,813	12,773
Prepaid expenses and other current assets	$113,651	$83,901

7.    Property and Equipment, Net
The following table summarizes, by major classification, the components of property and equipment (in thousands):

	March 31,
	2026	2025
Computer equipment and software	$43,740	$37,841
Furniture and fixtures	19,837	19,815
Leasehold improvements	71,655	58,627
Other	13,805	12,584
Total property and equipment	149,037	128,867
Less: accumulated depreciation and amortization	(76,044)	(67,345)
Property and equipment, net	$72,993	$61,522
Depreciation of property and equipment totaled $18.4 million, $19.2 million, and $15.5 million for the years ended March 31, 2026, 2025, and 2024, respectively.
8.    Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill on a consolidated basis for fiscal 2026 consists of the following (in thousands):

March 31, 2026
Balance, beginning of year	$1,336,435
Goodwill from acquisitions	5,961
Foreign currency impact	7,860
Balance, end of year	$1,350,256
Intangible assets, net, excluding goodwill, consists of the following (in thousands):

	March 31, 2026 (1)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in months)
Capitalized software	$35,710	$(13,057)	$22,653	78
Customer relationships	312	(115)	197	48
Total intangible assets	$36,022	$(13,172)	$22,850

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in months)
Capitalized software	$221,966	$(196,582)	$25,384	103
Customer relationships	351,761	(351,611)	150	120
Trademarks and tradenames	55,003	(55,003)	—	120
Total intangible assets	$628,730	$(603,196)	$25,534
_________________
(1) Fully amortized intangible assets related to prior acquisitions are no longer presented as of March 31, 2026.
Amortization of intangible assets totaled $5.6 million, $28.9 million, and $39.4 million for the years ended March 31, 2026, 2025, and 2024, respectively.

As of March 31, 2026, the estimated future amortization expense of the Company’s intangible assets is as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2027	$5,835
2028	5,831
2029	4,922
2030	3,655
2031	1,957
Thereafter	650
Total	$22,850
9.    Income Taxes
Income before income taxes includes the following (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Domestic	$66,058	$138,333	$82,033
Foreign	233,703	85,096	72,882
Total	$299,761	$223,429	$154,915
The income tax provision includes the following (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Current tax position:
Federal	$75,229	$93,563	$44,568
State	955	5,530	(6,236)
Foreign	35,840	33,729	21,839
Total current tax position	112,024	132,822	60,171
Deferred tax provision:
Federal	8,844	(58,527)	(52,712)
State	1,119	(4,201)	(3,500)
Foreign	15,105	(330,349)	(3,676)
Total deferred tax provision	25,068	(393,077)	(59,888)
Total income tax expense (benefit)	$137,092	$(260,255)	$283
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

In accordance with ASU 2023-09 disclosure requirements, the Company’s income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income for the year ended March 31, 2026 as a result of the following (in thousands, except for percentages):

	Fiscal Year Ended March 31, 2026
	Amount	Percent
Income tax expense at U.S. federal statutory income tax rate	$62,950	21.0%
State and local income taxes, net of federal income tax effect (1)	4,151	1.4%
Foreign tax effects
Austria
Employee compensation	(4,893)	(1.6)%
Other	(1,465)	(0.5)%
Brazil
Withholding tax	4,618	1.5%
Other	(54)	—%
Israel
Tax effect of intercompany IP transfer	3,304	1.1%
Changes in valuation allowances	(3,758)	(1.3)%
Other	646	0.2%
Poland
Research and development tax credits	(4,875)	(1.6)%
Changes in valuation allowances	4,290	1.4%
Other	(578)	(0.2)%
Switzerland
Statutory tax rate difference between Switzerland and U.S.	(23,412)	(7.8)%
Cantonal and communal income taxes	6,821	2.3%
Other	306	0.1%
Other foreign jurisdictions	18,770	6.3%
Effect of cross-border tax laws
GILTI, net of credits	26,548	8.8%
Impact of foreign branches, net of credits	19,398	6.5%
U.S. tax on foreign IP royalties	6,235	2.1%
Other	(2,416)	(0.8)%
Nontaxable or nondeductible items
Employee compensation	12,964	4.3%
Other	2,374	0.8%
Changes in unrecognized tax benefits	3,325	1.1%
Other adjustments	1,843	0.6%
Total income tax expense	$137,092	45.7%
(1) State and local tax in California, Washington D.C., Illinois, Michigan, and Detroit, Michigan made up the majority (greater than 50%) of the tax effect in this category.

In accordance with disclosure requirements prior to the adoption of ASU 2023-09, the Company’s income tax (benefit) expense differs from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income for the years ended March 31, 2025 and 2024 as a result of the following (in thousands):

	Fiscal Year Ended March 31,
	2025	2024
Income tax expense at U.S. federal statutory income tax rate	$46,920	$32,532
State and local tax expense, net of federal benefits	7,296	306
Foreign tax rate differential	2,129	3,318
U.S. effects of foreign branch income	12,147	8,662
Non-taxable income and non-deductible expenses	860	1,742
Tax credits	(58,761)	(41,740)
GILTI inclusion and foreign-derived intangible income deduction	(14,563)	(13,905)
Employee compensation	8,622	(7,188)
Changes in uncertain tax positions	6,534	(14,835)
Changes in valuation allowance	27,116	13,080
Foreign withholding tax	18,414	18,469
Inflation and currency related adjustments	100	851
IP Transfer	(320,902)	—
Other adjustments	3,833	(1,009)
Total income tax (benefit) expense	$(260,255)	$283
In accordance with ASU 2023-09 disclosure requirements, cash paid for income taxes, net of refunds received, by jurisdiction for the year ended March 31, 2026 includes the following (in thousands):

Fiscal Year Ended March 31, 2026
U.S. federal	$70,826
U.S. state and local	6,229
Foreign:
Austria	6,778
Brazil	7,058
Other	26,693
Total foreign	40,529
Total cash paid for income taxes, net of refunds	$117,584
Cash paid for income taxes, net of refunds, for the years ended March 31, 2025 and 2024 was $118.0 million and $81.4 million, respectively.

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2026	2025
Deferred tax assets:
Deferred revenue	$32,386	$32,055
Capitalized research and development costs	147,630	155,368
Accrued expenses	25,619	21,829
Share-based compensation	28,586	28,012
Operating lease liabilities	57,481	24,249
Net operating loss carryforwards	26,736	24,312
Intangible assets	270,453	303,835
Tax credit carryforwards	69,392	59,599
Other	5,544	4,683
Total deferred tax assets	663,827	653,942
Valuation allowance	(71,573)	(68,222)
Total deferred tax assets, net valuation allowance	592,254	585,720
Deferred tax liabilities:
Operating lease right-of-use assets	49,219	22,267
Deferred contract costs	34,271	33,632
Other	1,965	690
Total deferred tax liabilities	85,455	56,589
Net deferred tax assets	$506,799	$529,131
As of March 31, 2026, the Company continues to maintain a valuation allowance of $39.7 million with respect to certain U.S. federal and state deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $31.9 million with respect to its deferred tax assets in certain non-U.S. jurisdictions. The net change in the valuation allowance during the year ended March 31, 2026 was $3.4 million, of which $1.5 million impacted tax expense.
As of March 31, 2026, the Company had non-U.S. net operating loss carryforwards of $204.0 million, of which $190.0 million expire in periods through 2033 if not utilized, and the remaining balance of $14.0 million may be carried forward indefinitely. The Company also had non-U.S. tax credit carryforwards of $24.0 million, of which $23.1 million expire in periods through 2032 if not utilized, and the remaining balance of $0.9 million may be carried forward indefinitely. Deferred tax assets of $25.1 million related to non-U.S. net operating losses and tax credit carryforwards are subject to valuation allowances as of March 31, 2026.
As of March 31, 2026, the Company had U.S. state and local net operating loss carryforwards of $34.1 million, of which $32.4 million expire in periods through 2043 if not utilized, and the remaining balance of $1.7 million may be carried forward indefinitely. The Company also had U.S. federal tax credit carryforwards of $45.4 million, which expire in periods through 2036. Deferred tax assets of $39.7 million primarily related to U.S. federal tax credit carryforwards are subject to valuation allowances as of March 31, 2026.
As of March 31, 2026, the Company had unremitted foreign earnings associated with certain foreign subsidiaries that are not indefinitely reinvested. Any taxes to be incurred upon repatriation of these earnings, as well as any related deferred tax liabilities, are not expected to be material.
The amount of gross unrecognized tax benefits was $23.8 million and $20.2 million as of March 31, 2026 and 2025, respectively, all of which would favorably affect the Company’s effective tax rate if recognized in future periods.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2026, 2025, and 2024 (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Gross unrecognized tax benefit, beginning of year	$20,168	$13,668	$29,110
Gross increases to tax positions for the current period	5,602	6,725	—
Gross increases to tax positions for prior periods	6,948	1,689	721
Gross decreases to tax positions for prior periods	(7,428)	—	(4,277)
Decreases related to settlements	—	—	(168)
Decreases due to lapse of statutes of limitations	(1,504)	(1,922)	(11,689)
Foreign currency translation	$(26)	$8	$(29)
Gross unrecognized tax benefit, end of year	$23,760	$20,168	$13,668
As of March 31, 2026 and 2025, the net interest and penalties payable associated with uncertain tax positions was $1.2 million and $0.9 million, respectively. For the years ended March 31, 2026, 2025, and 2024, the Company recognized a benefit of $0.3 million, $0.3 million, and $1.4 million, respectively, related to interest and penalties.
The Company files tax returns in U.S. federal, state, and foreign jurisdictions and the tax returns are subject to examination by various domestic and international tax authorities. As of March 31, 2026, the Company has open U.S. federal tax years back to fiscal year 2023. The Company also has open years in certain significant state jurisdictions back to fiscal year 2019, and foreign jurisdictions back to 2015. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses.
10.    Accrued Expenses
Accrued expenses, current consists of the following (in thousands):

	March 31,
	2026	2025
Accrued employee-related expenses	$153,488	$127,712
Accrued tax liabilities	46,212	47,591
Accrued payables	32,936	18,733
Accrued partner fees	26,707	19,750
Income taxes payable	25,903	25,007
Other	17,014	13,710
Total accrued expenses, current	$302,260	$252,503
11.    Long-term Debt
In December 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (as amended to date, the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of March 31, 2026 and 2025, there were no amounts outstanding under the Credit Facility. There were $1.0 million and $0.8 million of letters of credit issued as of March 31, 2026 and 2025, respectively. The Company had $399.0 million and $399.2 million of availability under the Credit Facility as of March 31, 2026 and 2025, respectively.
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
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $0.6 million and $1.0 million of unamortized debt issuance costs as of March 31, 2026 and 2025, respectively.
Pursuant to the Credit Facility, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC and other wholly owned subsidiaries of the Company, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. As of March 31, 2026, the Company was in compliance with all applicable covenants.
Interest expense
For the years ended March 31, 2026, 2025, and 2024, the Company recognized $0.8 million, $1.0 million, and $1.4 million in interest expense and amortization of debt issuance costs and original issuance discount, respectively.
12.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2027 to 2037. As of March 31, 2026, the weighted average remaining lease term was 8.0 years and the weighted average discount rate was 4.0%. The Company does not have any finance leases.
The following table presents information about leases on the consolidated statements of operations (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Operating lease expense	$17,205	$15,282	$15,522
Short-term lease expense	$2,254	$2,591	$2,033
Variable lease expense	$1,542	$1,412	$1,585
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$19,648	$19,950	$18,908
Operating lease assets obtained in exchange for new operating lease liabilities	$104,866	$21,198	$10,470
During the year ended March 31, 2026, the Company identified indicators of impairment related to certain leased office spaces due to changes in its utilization of these facilities, including the decision to cease use of certain locations and pursue sublease arrangements. As a result, the Company performed a recoverability test on the related asset groups, which included the right‑of‑use asset and associated leasehold improvements. The estimated undiscounted future cash flows were less than the carrying value of the asset group, and therefore the Company recorded an impairment loss of $18.5 million which represents the aggregate amount by which the carrying values of the related asset groups exceeded its estimated fair value.
To calculate the fair value of the asset groups, the Company estimated the undiscounted cash flow models based on market participant assumptions, including projected sublease income over the remaining lease term, the projected downtime prior to the commencement of the sublease, and the applicable discount rate.

As of March 31, 2026, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2027	$28,358
2028	25,437
2029	23,773
2030	22,586
2031	20,130
Thereafter	71,515
Total operating lease payments	191,799
Less: imputed interest	(27,475)
Total operating lease liabilities	$164,324
As of March 31, 2026, the Company had a commitment of $4.1 million for an operating lease that has not yet commenced, and therefore is not included in the right-of-use assets or operating lease liabilities. This operating lease is expected to commence during fiscal year 2027, with a lease term of five years.
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
Purchase obligations
The Company’s purchase obligations are primarily related to cloud-based hosting costs, business technology software and support, and sales and marketing activities. As of March 31, 2026, the future minimum payments for the Company’s purchase obligations were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2027	$152,459
2028	164,767
2029	103,787
2030	104,315
Total purchase obligations	$525,328
14.    Shareholders’ Equity
Share Repurchases
In May 2024, the Company announced a share repurchase program for up to $500 million of common stock, which was completed in February 2026.
On February 9, 2026, the Company announced a new share repurchase program under which it is authorized to purchase up to $1 billion of its common stock from time to time on the open market or through privately negotiated transactions, including, without limitation, through Rule 10b5-1 trading plans, any other legally permissible means, or any combination of the foregoing. The new share repurchase program has no time limit and does not obligate the Company to acquire any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases under the program are expected to be funded from a combination of existing cash balances and future cash flow.
For the years ended March 31, 2026 and 2025, the Company repurchased and retired 11.4 million and 3.4 million shares of its common stock for a total cost, including commissions, of $478.7 million and $172.6 million, respectively. For the year ended March 31, 2026, the Company recognized $1.7 million of excises taxes as part of the cost of shares repurchased, which was also included within “Accrued expenses, current” in the consolidated balance sheets. For the year ended March 31, 2025, the Company was not subject to the 1% excise tax under the Inflation Reduction Act of 2022. As of March 31, 2026, $848.6 million remained available for future repurchases.

15.    Share-based Compensation
The following table summarizes the components of total share-based compensation expense included in the consolidated statements of operations for each period presented (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Cost of revenue	$40,276	$36,924	$26,622
Research and development	114,110	100,866	69,543
Sales and marketing	84,480	77,336	65,762
General and administrative	60,760	56,577	46,969
Total share-based compensation expense	$299,626	$271,703	$208,896
The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $66.4 million, $68.5 million, and $64.1 million for the years ended March 31, 2026, 2025, and 2024, respectively.
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s Board of Directors (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the Equity Incentive Plan. The Equity Incentive Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2026, 63,036,517 shares of common stock were available for future issuance under the Equity Incentive Plan.
The awards granted under the Equity Incentive Plan have varying terms but generally vest over a three- or four-year period, upon satisfaction of a service-based vesting condition, with 33% and 25% vesting one year after the grant date and the remaining vesting ratably on a quarterly basis over two and three years for three-year and four-year grants, respectively. From time to time, the Company also grants performance-based and market-based awards to certain key employees that generally vest over a three- or four-year period upon satisfaction of certain financial performance and relative total stockholder return performance targets established and approved by the Company’s Board for each fiscal year.
Restricted shares and units
The following table provides a summary of the changes in the number of RSUs and RSAs for the year ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSAs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2025	10,024	$48.33	95	$49.05
Granted	7,132	53.72	41	49.05
Vested	(5,679)	47.97	(75)	49.05
Forfeited	(1,074)	50.85	—	—
Balance, March 31, 2026	10,403	$51.96	61	$49.05
RSUs outstanding as of March 31, 2026 were comprised of 9.4 million RSUs with only service conditions and 1.0 million RSUs with both service and performance or market-based conditions (“PSUs”).

The Company grants PSUs that contain financial performance conditions (the “Financial PSUs”) and PSUs based on relative total stockholder return performance (the “rTSR PSUs”). Both the Financial PSUs and rTSR PSUs are not earned if the applicable threshold percentage of the specific metric is not achieved. The maximum number of shares that may be earned is 200% of the target award. The PSUs are also subject to time-based vesting and are contingent upon the employee remaining employed by the Company or one of its subsidiaries through the applicable vesting date.
The Financial PSUs generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years. The number of shares that may be earned pursuant to the Financial PSUs is based on specific Company metrics related to the fiscal year that the award was granted.
The rTSR PSUs generally vest 33% annually after the grant date. The number of shares that may be earned pursuant to the rTSR PSUs granted is based on the Company’s stock price performance relative to companies that are the constituents of the Russell 3000 index over performance periods of one, two, and three fiscal years.
The Company estimated the fair value of rTSR PSUs on grant date using the Monte Carlo simulation model with the following assumptions:

	Fiscal Year Ended March 31,
	2026	2025
Expected dividend yield	—	—
Expected volatility of the Company	35.3%	44.5% - 44.8%
Average expected volatility of peer group	49.0%	48.5% - 49.2%
Expected term (years)	0.8 - 2.8	0.6 - 2.8
Risk-free interest rate	3.9%	3.9% - 4.5%
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
The weighted average grant-date fair value of RSUs granted during fiscal 2026, 2025, and 2024 was $53.72, $48.27, and $51.60, respectively. The weighted average grant-date fair value of RSAs granted during fiscal 2026 and 2024 was $49.05. There were no RSAs granted during the year ended March 31, 2025.
The aggregate fair value of RSUs vested during fiscal 2026, 2025, and 2024 was $279.1 million, $266.7 million, and $220.3 million, respectively. The aggregate fair value of RSAs vested during fiscal 2026, 2025, and 2024 was $3.6 million, $2.7 million, and $0.2 million, respectively.
As of March 31, 2026, the total unrecognized compensation expense related to unvested RSUs was $412.2 million and is expected to be recognized over a weighted average period of 2.0 years. As of March 31, 2026, the total unrecognized compensation expense related to unvested RSAs is $2.2 million and is to be recognized over a weighted average period of 0.8 years.
Stock options
The following table summarizes activity for stock options during the period ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2025	2,072	$22.07
Exercised	(315)	20.63
Forfeited or expired	(30)	34.99
Balance, March 31, 2026	1,727	$22.11	3.6	$26,877
Options vested and expected to vest at March 31, 2026	1,727	$22.11	3.6	$26,877
Options vested and exercisable at March 31, 2026	1,727	$22.11	3.6	$26,877

There were no options granted during fiscal 2026, 2025, or 2024. The aggregate intrinsic value of options exercised during fiscal 2026, 2025, and 2024 was $8.7 million, $28.1 million, and $46.1 million, respectively. The grant date fair value of options vested during fiscal 2026, 2025, and 2024 was $0.1 million, $1.6 million, and $9.1 million, respectively.
As of March 31, 2026, there was no unrecognized compensation expense related to non-vested stock options.
Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “ESPP”). The Company offers, sells and issues shares of common stock under this ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1 by lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31, (ii) 3,500,000 shares of common stock, or (iii) such lesser number determined by the compensation committee. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. For the year ended March 31, 2026, 585,374 shares of common stock were purchased under the ESPP. As of March 31, 2026, 20,716,161 shares of common stock were available for future issuance under the ESPP.
As of March 31, 2026, there was approximately $1.4 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.
The Company estimated the fair value of the ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended March 31,
	2026	2025	2024
Expected dividend yield	—	—	—
Expected volatility	30.5% - 35.1%	27.1% - 32.2%	32.2% - 51.6%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	3.7% - 4.3%	4.3% - 5.4%	4.7% - 5.4%
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
16.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2026	2025	2024
Numerator:
Net income	$162,669	$483,684	$154,632
Denominator:
Weighted average shares outstanding, basic	300,102	298,384	294,051
Dilutive effect of share-based awards	3,625	5,218	5,229
Weighted average shares outstanding, diluted	303,727	303,602	299,280

Net income per share, basic	$0.54	$1.62	$0.53
Net income per share, diluted	$0.54	$1.59	$0.52

The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the years ended March 31, 2026, 2025, and 2024 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Stock options	58	74	130
Unvested RSAs and RSUs	4,240	209	203
17.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. In addition, the Company offers defined contribution plans to employees in certain countries outside the U.S and as of January 2024, a non-qualified deferred compensation plan to eligible U.S. employees and directors. For the years ended March 31, 2026, 2025, and 2024, the Company made contributions of $8.7 million, $7.9 million and $7.0 million to the U.S. 401(k) Plan, respectively.
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
The CODM also utilizes expense information in order to assess the Company’s financial performance. The Company’s significant expenses and other segment items, as included in consolidated net income, are provided in the table below (in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Revenue	$2,018,387	$1,698,683	$1,430,530

Adjusted cost of revenue(1)	324,507	267,559	221,508
Adjusted research and development expenses(1)	351,796	276,582	229,724
Adjusted sales and marketing expenses(1)	599,311	523,919	463,288
Adjusted general and administrative expenses(1)	150,844	137,083	117,771
Share-based compensation and related employer payroll taxes	314,918	287,147	222,884
Amortization of intangibles	3,544	26,802	38,558
Other segment items(2)	110,798	(304,093)	(17,835)
Segment net income	$162,669	$483,684	$154,632

Consolidated net income	$162,669	$483,684	$154,632
(1) Excludes share-based compensation; employer payroll taxes on employee stock transactions; amortization of intangibles; and transaction, restructuring and other-non-recurring or unusual items, which are independently reviewed by the CODM.
(2) Other segment items primarily includes interest income, net; other income (expense), net; and income tax (expense) benefit, as reported in the consolidated statements of operations. Other segment items also includes $28.1 million, $0.2 million, and $8.4 million of transaction, restructuring and other-non-recurring or unusual items, which includes the impairment of long-lived assets on the consolidated statements of operations, for the years ended March 31, 2026, 2025, and 2024, respectively.
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

Long-lived assets, net
The following table presents the Company’s long-lived assets, net, which consists of property and equipment, net, and operating lease right-of-use asset, net, by geographic region for the periods presented (in thousands):

	March 31,
	2026	2025
North America	$40,905	$36,522
Europe, Middle East and Africa	163,985	88,255
Asia Pacific	6,876	3,577
Latin America	512	647
Total long-lived assets, net	$212,278	$129,001
19.    Subsequent Event
On April 14, 2026, the Company acquired all of the outstanding equity of observIQ, Inc. d/b/a Bindplane, a provider of an open-standards-based telemetry pipeline that helps organizations capture and manage data at scale, for total cash consideration of $100.2 million. The Company is in process of allocating the purchase consideration over the fair value of identifiable assets and liabilities assumed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of March 31, 2026, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at March 31, 2026, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2026.
Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2026.
The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report on the internal control over our financial reporting which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Dynatrace, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Dynatrace, Inc.’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynatrace, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and our report dated May 20, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Detroit, Michigan
May 20, 2026

ITEM 9B. OTHER INFORMATION
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act), except as described below. The trading arrangements described below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On March 2, 2026, Lisa Campbell, a director of the Company, terminated a Rule 10b5-1 trading arrangement that she previously adopted with respect to the sale of 1,772 shares of the Company’s common stock issuable to her upon vesting of restricted stock units. Ms. Campbell’s trading arrangement was adopted on May 16, 2025 and was scheduled to expire on June 12, 2026 (or earlier, if all transactions under the trading arrangement were completed). As of the date of termination of her trading arrangement, Ms. Campbell sold 1,266 shares under its terms.
On March 11, 2026, Bernd Greifeneder, Executive Vice President, Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of up to 150,000 shares of the Company’s common stock. The duration of the trading arrangement is from June 11, 2026 through March 12, 2027 (or earlier, if all transactions under the trading arrangement are completed).
On March 12, 2026, Daniel Yates, Senior Vice President, Corporate Controller and Chief Accounting Officer, terminated a Rule 10b5-1 trading arrangement that he previously adopted with respect to the sale of 7,500 shares of the Company’s common stock issuable to him upon vesting of restricted stock units. Mr. Yates’s trading arrangement was adopted on June 5, 2025 and was scheduled to expire on June 5, 2026 (or earlier, if all transactions under the trading arrangement were completed). As of the date of termination of his trading arrangement, Mr. Yates sold 4,000 shares under its terms.
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
The remaining information called for by this item will be set forth in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2026 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2026 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2026 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2026 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2026 and is incorporated herein by reference.
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

3.3	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2025).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
4.3	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K, filed with the SEC on May 23, 2024).
10.1#	2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K, filed on May 28, 2021).
10.2#
Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (time-based) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2025).

10.3#
Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (financial performance-based) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2025).

10.4#
Form of restricted stock unit award agreement under the 2019 Equity Incentive Plan (rTSR-based) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2025).

10.5#
Form of restricted stock award agreement under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K, filed with the SEC on May 23, 2024).

10.6#	Form of stock option agreement under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on May 23, 2024).
10.7#	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2024).
10.8#	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 22, 2019).
10.9#*	Amended and Restated Non-Employee Director Compensation Policy.
10.10#	Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 8, 2024).
10.11#	Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 8, 2024).

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

10.15#
Executive Officer Employment Agreement between Dynatrace Austria GmbH and Bernd Greifeneder dated as of September 12, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2025).

10.16#
Executive Officer Employment Agreement between the Registrant and Daniel Zugelder dated as of June 1, 2023 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2023).

10.17#
Executive Officer Employment Agreement between the Registrant and Stephen McMahon dated as of April 4, 2025 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on May 22, 2025).

10.18
Credit Agreement among Dynatrace LLC, Dynatrace Intermediate LLC, BMO Harris Bank, N.A., and certain lenders parties thereto, dated as of December 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2022).

10.19
First Amendment dated as of June 17, 2024 to the Credit Agreement among Dynatrace LLC, Dynatrace Intermediate LLC, BMO Bank, N.A., and certain lenders parties thereto, dated as of December 2, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2024).

10.20
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

DYNATRACE, INC.

Date:	May 20, 2026	By:	/s/ Rick McConnell
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

Signature	Title	Date

/s/ Rick McConnell	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2026
Rick McConnell

/s/ James Benson	Chief Financial Officer and Treasurer (Principal Financial Officer)	May 20, 2026
James Benson
/s/ Daniel Yates	Chief Accounting Officer (Principal Accounting Officer)	May 20, 2026
Daniel Yates

/s/ Jill Ward	Director, Board Chair	May 20, 2026
Jill Ward

/s/ Lisa Campbell	Director	May 20, 2026
Lisa Campbell

/s/ Michael Capone	Director	May 20, 2026
Michael Capone

/s/ Amol Kulkarni	Director	May 20, 2026
Amol Kulkarni

/s/ Stephen Lifshatz	Director	May 20, 2026
Stephen Lifshatz

/s/ Steve Rowland	Director	May 20, 2026
Steve Rowland

/s/ Kirsten Wolberg	Director	May 20, 2026
Kirsten Wolberg