Form 10-Q
period 2026-06-30
Dynatrace, Inc.
filed 2026-08-05
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The Registrant had 289,002,128 shares of common stock outstanding as of August 3, 2026.

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
These forward-looking statements include, but are not limited to, plans, objectives, expectations, and intentions and other statements contained in this Quarterly Report that are not historical facts and statements identified by words such as “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies, and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies, and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations, or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation, the risks set forth in the summary below, in Part II, Item 1A. entitled “Risk Factors” in this Quarterly Report, and in our other U.S. Securities and Exchange Commission (“SEC”) filings. We assume no obligation to update any forward-looking statements contained in this Quarterly Report as a result of new information, future events, or otherwise.

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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2026	March 31, 2026
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,057,780	$1,097,220
Short-term marketable securities	51,084	74,881
Accounts receivable, net	379,975	710,200
Deferred contract costs, current	130,287	127,495
Prepaid expenses and other current assets	104,575	113,651
Total current assets	1,723,701	2,123,447
Long-term marketable securities	47,079	51,908
Property and equipment, net	71,631	72,993
Operating lease right-of-use assets, net	134,360	139,285
Goodwill	1,413,246	1,350,256
Intangible assets, net	65,264	22,850
Deferred tax assets, net	498,149	508,742
Deferred contract costs, non-current	113,692	113,111
Other assets	42,372	33,133
Total assets	$4,109,494	$4,415,725

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$7,919	$2,728
Accrued expenses, current	287,489	302,260
Deferred revenue, current	1,108,856	1,241,488
Operating lease liabilities, current	23,057	22,588
Total current liabilities	1,427,321	1,569,064
Deferred revenue, non-current	49,791	53,387
Accrued expenses, non-current	43,331	38,205
Operating lease liabilities, non-current	136,216	141,736
Deferred tax liabilities	2,082	1,943
Total liabilities	1,658,741	1,804,335
Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 290,346,577 and 294,652,951 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively	290	295
Additional paid-in capital	2,001,910	2,199,494
Retained earnings	484,247	447,596
Accumulated other comprehensive loss	(35,694)	(35,995)
Total shareholders' equity	2,450,753	2,611,390
Total liabilities and shareholders' equity	$4,109,494	$4,415,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended June 30,
	2026	2025
Revenue:
Subscription	$530,255	$457,507
Service	24,293	19,842
Total revenue	554,548	477,349
Cost of revenue:
Cost of subscription	80,260	65,018
Cost of service	21,058	19,355
Amortization of acquired technology	2,135	836
Total cost of revenue	103,453	85,209
Gross profit	451,095	392,140

Operating expenses:
Research and development	135,990	108,172
Sales and marketing	181,631	165,314
General and administrative	61,736	56,304
Amortization of other intangibles	262	12
Total operating expenses	379,619	329,802
Income from operations	71,476	62,338
Interest income, net	8,893	12,295
Other income, net	432	6,757
Income before income taxes	80,801	81,390
Income tax expense	(44,150)	(33,435)
Net income	$36,651	$47,955
Net income per share:
Basic	$0.13	$0.16
Diluted	$0.12	$0.16
Weighted average shares outstanding:
Basic	292,202	300,153
Diluted	293,744	304,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended June 30,
	2026	2025
Net income	$36,651	$47,955
Other comprehensive income
Foreign currency translation adjustment	441	185
Unrealized losses on available-for-sale securities, net of taxes	(140)	(45)
Total other comprehensive income	301	140
Comprehensive income	$36,952	$48,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended June 30, 2026
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2026	294,653	$295	$2,199,494	$447,596	$(35,995)	$2,611,390
Other comprehensive income	—	—	—	—	301	301
Restricted stock units vested	2,541	2	(2)	—	—	—
Issuance of common stock related to employee stock purchase plan	352	—	12,636	—	—	12,636
Exercise of stock options	80	—	1,591	—	—	1,591
Shares withheld for employee taxes	(197)	—	(8,326)	—	—	(8,326)
Repurchases of common stock	(7,082)	(7)	(277,059)	—	—	(277,066)
Share-based compensation	—	—	73,576	—	—	73,576
Net income	—	—	—	36,651	—	36,651
Balance, June 30, 2026	290,347	$290	$2,001,910	$484,247	$(35,694)	$2,450,753

	Three Months Ended June 30, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2025	299,813	$300	$2,370,563	$284,927	$(34,642)	$2,621,148
Other comprehensive income	—	—	—	—	140	140
Restricted stock units vested	2,622	3	(3)	—	—	—
Restricted stock awards granted	41	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	254	—	11,871	—	—	11,871
Exercise of stock options	112	—	2,415	—	—	2,415
Shares withheld for employee taxes	(221)	—	(12,107)	—	—	(12,107)
Repurchases of common stock	(905)	(1)	(45,030)	—	—	(45,031)
Share-based compensation	—	—	71,895	—	—	71,895
Net income	—	—	—	47,955	—	47,955
Balance, June 30, 2025	301,716	$302	$2,399,604	$332,882	$(34,502)	$2,698,286
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$36,651	$47,955
Adjustments to reconcile net income to cash provided by operations:
Depreciation	4,740	5,095
Amortization	2,914	1,366
Share-based compensation	73,576	71,895
Deferred income taxes	2,604	3,750
Other	(281)	(7,051)
Net change in operating assets and liabilities:
Accounts receivable	335,226	343,732
Deferred contract costs	(3,505)	2,727
Prepaid expenses and other assets	135	(8,840)
Accounts payable and accrued expenses	(9,024)	(73,110)
Operating leases, net	(49)	605
Deferred revenue	(136,747)	(118,432)
Net cash provided by operating activities	306,240	269,692

Cash flows from investing activities:
Purchase of property and equipment	(3,151)	(7,482)
Capitalized software additions	—	(194)
Acquisition of a business, net of cash acquired	(99,481)	—
Purchases of marketable securities	(3,713)	(28,824)
Proceeds from sales and maturities of marketable securities	33,436	28,052
Net cash used in investing activities	(72,909)	(8,448)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	12,636	11,871
Proceeds from exercise of stock options	1,591	2,415
Repurchases of common stock	(275,478)	(45,031)
Taxes paid related to net share settlement of equity awards	(7,627)	(10,347)
Other	(1,104)	(2,762)
Net cash used in financing activities	(269,982)	(43,854)

Effect of exchange rates on cash and cash equivalents	(2,789)	12,952

Net (decrease) increase in cash and cash equivalents	(39,440)	230,342

Cash and cash equivalents, beginning of period	1,097,220	1,017,039
Cash and cash equivalents, end of period	$1,057,780	$1,247,381

Supplemental cash flow data:
Cash paid for interest	$180	$181
Cash paid for tax, net	$14,230	$30,548
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of the Business
Business
Dynatrace, Inc. (“Dynatrace” or the “Company”) combines broad and deep observability, continuous runtime application security, and advanced agentic artificial intelligence (“AI”) operations to deliver answers and intelligent automation across information technology (“IT”) operations, development, security, business, and executive teams, enabling organizations to optimize cloud and IT operations, accelerate secure software delivery, and improve digital performance.
Fiscal year
The Company’s fiscal year ends on March 31. References to fiscal 2027, for example, refer to the fiscal year ending March 31, 2027.
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of June 30, 2026 and the interim condensed consolidated statements of operations, statements of comprehensive income, statements of shareholders’ equity, and statement of cash flows for the three months ended June 30, 2026 and 2025 and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2026, and its results of operations and cash flows for the three months ended June 30, 2026 and 2025, are in accordance with GAAP. The results for the three months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”).
Use of estimates
The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Management evaluates such estimates and assumptions for continued reasonableness. In particular, the Company makes estimates with respect to revenue recognition, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of long-lived assets, the period of benefit for deferred contract costs, income taxes, share-based compensation expense, and the determination of the incremental borrowing rate used for operating lease liabilities, among other things. Management bases these estimates on historical experiences and on various other assumptions that the Company believes are reasonable. Actual results could differ from those estimates.
Significant accounting policies
The Company’s significant accounting policies are discussed in Note 2, Significant Accounting Policies, to the audited consolidated financial statements in the Annual Report. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on its condensed consolidated financial statements and related notes.

Recently adopted accounting pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating the expected credit losses on current accounts receivables and contract assets. The Company adopted ASU 2025-05 on a prospective basis on April 1, 2026 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Targeted Improvements to the Accounting for Internal-Use Software, which removes the software development stages in the capitalization guidance and introduces a more judgment-based capitalization approach. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, which is the Company’s fiscal 2029. The Company is currently evaluating the impact ASU 2025-06 will have on its consolidated financial statements and disclosures.
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region based on customer location (in thousands, except percentages):

	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%
North America	$279,512	50%	$244,064	51%
Europe, Middle East and Africa	177,385	32%	152,034	32%
Asia Pacific	52,730	10%	44,883	9%
Latin America	44,921	8%	36,368	8%
Total revenue	$554,548		$477,349
For the three months ended June 30, 2026 and 2025, the United States was the only country that represented more than 10% of the Company’s revenue, constituting $255.6 million and 46% and $222.5 million and 47% of total revenue, respectively.
Revenue recognized during the three months ended June 30, 2026 and 2025, which was included in the deferred revenue balance at the beginning of each respective period, was $461.0 million and $409.7 million, respectively.
Remaining performance obligations
As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,441.5 million, which consists of both billed consideration in the amount of $1,158.6 million and unbilled consideration in the amount of $2,282.9 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 53% of the total remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Contract assets
As of June 30, 2026 and March 31, 2026, contract assets of $21.7 million and $19.8 million, respectively, are included in accounts receivable, net, on the Company’s condensed consolidated balance sheets.

4.    Business Combinations
Bindplane
On April 14, 2026, the Company acquired all of the outstanding equity of observIQ, Inc. d/b/a Bindplane (“Bindplane”), a provider of an open-standards-based telemetry pipeline that helps organizations capture and manage data at scale, for an aggregate purchase price of $99.7 million. The acquisition provides Dynatrace’s customers greater access, flexibility, and control of their logs, metrics, and application data. The preliminary purchase consideration consisted of $100.2 million of cash paid at closing and a $0.4 million receivable for purchase price adjustments.
In connection with the acquisition, the Company issued $3.3 million of restricted stock units (“RSUs”) to former Bindplane employees, subject to continuing employment with the Company. During the three months ended June 30, 2026, $0.3 million was recognized as share-based compensation expense.
The acquisition was accounted for as a business combination. The purchase price was allocated to the preliminary fair value of identifiable assets acquired and liabilities assumed as of the acquisition date, with the excess recorded to goodwill as shown below (in thousands).

Assets acquired:
Cash and cash equivalents	678
Accounts receivable, net	1,733
Prepaid expenses and other assets	1,077
Property and equipment	74
Intangible assets	44,950
Total assets acquired	$48,512

Liabilities assumed:
Accounts payable, accrued expenses, and other liabilities	818
Deferred revenue	1,089
Deferred tax liabilities	8,239
Total liabilities assumed	$10,146

Net assets acquired	38,366
Aggregate purchase price	99,749
Goodwill	$61,383
The fair value of assets acquired and liabilities assumed may change as additional information is obtained related to working capital and deferred income taxes during the measurement period. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.
Goodwill is primarily attributable to expected synergies and acquired skilled workforce. The goodwill was allocated to the Company’s single reporting unit. The Company identified developed technology, customer relationships, and trademarks and tradenames as acquired intangible assets. The estimated fair value of these intangible assets was based on valuations using the income approach. The acquired goodwill and intangible assets are not deductible for tax purposes.
The fair value and estimated useful life for these intangible assets were as follows (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology	$38,700	7 years
Customer relationships	3,400	4 years
Trademarks and tradenames	2,850	10 years
Total intangible assets	$44,950
The operating results of Bindplane from the date of acquisition have been included in the Company’s condensed consolidated statements of operations. The revenue and net income attributable to Bindplane for the three months ended June 30, 2026 were not material.

5.     Investments and Fair Value Measurements
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale securities, including those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$70,968	$19	$(223)	$70,764
Corporate debt securities	23,800	18	(47)	23,771
U.S. government agency securities	1,251	—	(2)	1,249
Total	$96,019	$37	$(272)	$95,784

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$92,611	$74	$(105)	$92,580
Corporate debt securities	25,491	23	(44)	25,470
U.S. government agency securities	3,987	—	(1)	3,986
Commercial paper	2,588	—	—	2,588
Total	$124,677	$97	$(150)	$124,624
Unrealized gains and losses on available-for-sale securities, net of tax, are included within accumulated other comprehensive loss in the condensed consolidated balance sheets. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost basis. Based on the evaluation of available evidence, the Company does not believe any unrealized losses on its marketable securities as of June 30, 2026 represent credit losses.
As of June 30, 2026, the fair values of available-for-sale securities, excluding those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets, by remaining contractual maturity were as follows (in thousands):

June 30, 2026
Due within one year	$51,084
Due in one year through five years	43,701
Total	$94,785
The Company offers a non-qualified deferred compensation plan to eligible U.S. employees and directors. The Company held $3.4 million and $2.2 million of mutual funds that are associated with this plan and were classified as restricted trading securities as of June 30, 2026 and March 31, 2026, respectively. These securities are not included in the tables above but are included as marketable securities in the condensed consolidated balance sheets.

The following tables present the Company’s financial assets that have been measured at fair value on a recurring basis as of June 30, 2026 and March 31, 2026 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$287,898	$—	$—	$287,898
U.S. treasury securities	—	999	—	999
Marketable securities:
Mutual funds	3,378	—	—	3,378
U.S. treasury securities	—	69,765	—	69,765
Corporate debt securities	—	23,771	—	23,771
U.S. government agency securities	—	1,249	—	1,249
Total financial assets	$291,276	$95,784	$—	$387,060

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$528,169	$—	$—	$528,169
Marketable securities:
Mutual funds	2,165	—	—	2,165
U.S. treasury securities	—	92,580	—	92,580
Corporate debt securities	—	25,470	—	25,470
U.S. government agency securities	—	3,986	—	3,986
Commercial paper	—	2,588	—	2,588
Total financial assets	$530,334	$124,624	$—	$654,958
The Company recorded interest income from its cash, cash equivalents, and marketable securities of $9.1 million and $12.5 million for the three months ended June 30, 2026 and 2025, respectively.
6.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the three months ended June 30, 2026 consist of the following (in thousands):

June 30, 2026
Balance, beginning of period	$1,350,256
Goodwill from acquisition	61,383
Foreign currency impact	1,607
Balance, end of period	$1,413,246
Intangible assets, net, excluding goodwill, consist of the following (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$74,993	$(15,913)	$59,080
Customer relationships	3,710	(315)	3,395
Trademarks and tradenames	2,850	(61)	2,789
Total intangible assets	$81,553	$(16,289)	$65,264

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$35,710	$(13,057)	$22,653
Customer relationships	312	(115)	197
Total intangible assets	$36,022	$(13,172)	$22,850
Amortization of intangible assets totaled $2.9 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, the estimated future amortization expense of the Company’s intangible assets was as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2027 (remaining nine months)	$9,437
2028	12,578
2029	11,669
2030	10,403
2031	7,837
Thereafter	13,340
Total	$65,264
7.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended June 30, 2026 was 54.6% compared to 41.1% for the three months ended June 30, 2025. The increase in the effective tax rate for the three months ended June 30, 2026 was primarily due to the tax impact of share-based compensation shortfalls recognized in the current fiscal year as compared to share-based compensation windfalls recognized in the prior fiscal year.
8.    Long-term Debt
In December 2022, the Company entered into a Credit Agreement for a senior secured revolving credit facility (as amended to date, the “Credit Facility”) in an aggregate amount of $400.0 million. The Credit Facility has sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The Credit Facility will mature on December 2, 2027. As of June 30, 2026 and March 31, 2026, there were no amounts outstanding under the Credit Facility. There were $1.1 million and $1.0 million of letters of credit issued as of June 30, 2026 and March 31, 2026, respectively. The Company had $398.9 million and $399.0 million of availability under the Credit Facility as of June 30, 2026 and March 31, 2026, respectively.
Borrowings under the Credit Facility are available in U.S. dollars, Euros, Pounds Sterling, and Canadian Dollars, with a sublimit of $100.0 million for non-U.S. dollar-denominated borrowings. Borrowings under the Credit Facility currently bear interest at (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin as defined per the Credit Facility. Interest payments are due quarterly, or more frequently, based on the terms of the Credit Facility.
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
Debt issuance costs of $1.9 million were incurred in connection with the Credit Facility. The debt issuance costs are included within “Other assets” in the condensed consolidated balance sheets and are being amortized into interest expense over the contractual term of the Credit Facility. There were $0.6 million of unamortized debt issuance costs as of June 30, 2026 and March 31, 2026.

Pursuant to the Credit Facility, obligations owed under the Credit Facility are secured by a first priority security interest on substantially all assets of Dynatrace LLC and other wholly owned subsidiaries of the Company, including a pledge of the capital stock and other equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At June 30, 2026, the Company was in compliance with all applicable covenants.
Interest expense
Interest expense, including amortization of debt issuance costs and original issuance discount, was $0.2 million for the three months ended June 30, 2026 and 2025.
9.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2027 to 2037. As of June 30, 2026, the weighted average remaining lease term was 7.8 years and the weighted average discount rate was 4.0%. The Company did not have any finance leases as of June 30, 2026.
The following table presents information about leases reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2026	2025
Operating lease expense	$5,252	$3,883
Short-term lease expense	$351	$687
Variable lease expense	$519	$295

The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Three Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	6,775	4,145
Operating lease assets obtained in exchange for new operating lease liabilities (1)	970	12,280
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.
As of June 30, 2026, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2027	$21,753
2028	25,685
2029	23,975
2030	22,608
2031	20,072
Thereafter	71,135
Total operating lease payments	185,228
Less: imputed interest	(25,955)
Total operating lease liabilities	$159,273

As of June 30, 2026, the Company had commitments of $4.3 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use assets or operating lease liabilities. These operating leases are expected to commence during fiscal year 2027 with lease terms ranging from two to five years.

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
In February 2026, the Company announced a new share repurchase program under which it is authorized to purchase up to $1 billion of common stock from time to time on the open market or through privately negotiated transactions, including, without limitation, through Rule 10b5-1 trading plans, any other legally permissible means, or any combination of the foregoing. The new share repurchase program has no time limit and does not obligate the Company to acquire any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases under the program are expected to be funded from a combination of existing cash balances and future cash flow.
For the three months ended June 30, 2026 and 2025, the Company repurchased and retired 7.1 million and 0.9 million shares of its common stock for $275.5 million and $45.0 million, respectively, excluding excise taxes. For the three months ended June 30, 2026, the Company recognized $1.6 million of excise taxes as a cost of shares repurchased, which is included within “Accrued expenses, current” in the condensed consolidated balance sheets. For the three months ended June 30, 2025, the Company did not recognize excise taxes on the cost of shares repurchased, because the fair value of shares issued exceeded shares repurchased. As of June 30, 2026, $573.1 million remained available for future repurchases.
12.    Share-based Compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended June 30,
	2026	2025
Cost of revenue	$9,366	$9,850
Research and development	29,516	26,861
Sales and marketing	19,887	20,034
General and administrative	14,807	15,150
Total share-based compensation	$73,576	$71,895
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s Board of Directors (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the Equity Incentive Plan. The Equity Incentive Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the Compensation Committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2026, 68,589,942 shares of common stock were available for future issuance under the Equity Incentive Plan.

Restricted shares and units
The following table provides a summary of changes in the number of RSUs and restricted stock awards (“RSAs”) for the three months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSAs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2026	10,403	$51.96	61	$49.05
Granted	6,667	42.66	—	—
Vested	(2,541)	52.89	(15)	49.05
Forfeited	(368)	58.27	—	—
Balance, June 30, 2026	14,161	$47.24	46	$49.05
RSUs outstanding as of June 30, 2026 were comprised of 12.9 million RSUs with only service conditions and 1.3 million RSUs with both service and performance or market-based conditions (“PSUs”).
The Company grants PSUs that contain financial performance conditions (“Financial PSUs”) and PSUs based on relative total stockholder return performance (“rTSR PSUs”). Both the Financial PSUs and rTSR PSUs are not earned if the applicable threshold percentage of the specific metric is not achieved. The maximum number of shares that may be earned is 200% of the target award. The PSUs are also subject to time-based vesting and are contingent upon the employee remaining employed by the Company or one of its subsidiaries through the applicable vesting dates.
The Financial PSUs generally vest 33% one year after the grant date and the remaining 67% vest ratably on a quarterly basis over the following two years. The number of shares that may be earned pursuant to the Financial PSUs is based on specific Company metrics related to the fiscal year in which the award was granted.
The rTSR PSUs generally vest 33% annually after the grant date. The number of shares that may be earned pursuant to the rTSR PSUs granted is based on the Company’s stock price performance relative to companies that are the constituents of the Russell 3000 index over performance periods of one, two, and three fiscal years.
As of June 30, 2026, the total unrecognized compensation expense related to unvested RSUs was $609.3 million and is expected to be recognized over a weighted average period of 2.4 years. As of June 30, 2026, the total unrecognized compensation expense related to unvested RSAs was $1.5 million and is expected to be recognized over a weighted average period of 0.6 years.
Stock options
The Company has not granted new stock options since its fiscal 2022. The following table summarizes activity for stock options during the three months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2026	1,727	$22.11
Exercised	(80)	19.83
Forfeited or expired	(4)	49.41
Balance, June 30, 2026	1,643	$22.16	3.3	$36,206
Options vested and expected to vest at June 30, 2026	1,643	$22.16	3.3	$36,206
Options vested and exercisable at June 30, 2026	1,643	$22.16	3.3	$36,206
As of June 30, 2026, there was no unrecognized compensation expense related to non-vested stock options.

Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “ESPP”). The Company offers, sells, and issues shares of common stock under the ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the ESPP. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. During the three months ended June 30, 2026, 352,344 shares of common stock were purchased under the ESPP. As of June 30, 2026, 23,311,662 shares of common stock were available for future issuance under the ESPP.
As of June 30, 2026, there was $4.0 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.
13.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2026	2025
Numerator:
Net income	$36,651	$47,955
Denominator:
Weighted average shares outstanding, basic	292,202	300,153
Dilutive effect of share-based awards	1,542	4,007
Weighted average shares outstanding, diluted	293,744	304,160

Net income per share, basic	$0.13	$0.16
Net income per share, diluted	$0.12	$0.16
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three months ended June 30, 2026 and 2025 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended June 30,
	2026	2025
Unvested RSAs and RSUs	5,222	1,951
Stock options	121	44
Shares committed under ESPP	20	13
14.    Segment and Geographic Information
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

The CODM also utilizes expense information in order to assess the Company’s financial performance. The Company’s significant expenses and other segment items, as included in consolidated net income, are provided in the table below (in thousands):

	Three Months Ended June 30,
	2026	2025
Revenue	$554,548	$477,349

Adjusted cost of revenue(1)	90,998	73,107
Adjusted research and development expenses(1)	103,428	77,908
Adjusted sales and marketing expenses(1)	159,949	142,979
Adjusted general and administrative expenses(1)	38,573	40,249
Share-based compensation and related employer payroll taxes	80,034	79,920
Amortization of intangibles	2,397	848
Other segment items(2)	42,518	14,383
Segment net income	$36,651	$47,955

Consolidated net income	$36,651	$47,955
(1) Excludes share-based compensation; employer payroll taxes on employee stock transactions; amortization of intangibles; and acquisition-related, restructuring and other-non-recurring or unusual items, which are independently reviewed by the CODM.
(2) Other segment items primarily includes interest income, net; other income, net; and income tax expense, as reported in the condensed consolidated statements of operations. Other segment items also includes $7.7 million of acquisition-related, restructuring, and other non-recurring or unusual items for the three months ended June 30, 2025. There were no acquisition-related, restructuring, and other non-recurring or unusual items for the three months ended June 30, 2026.
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
Long-lived assets, net
The following table presents the Company’s long-lived assets, net, which consists of property and equipment, net, and operating lease right-of-use asset, net, by geographic region for the periods presented (in thousands):

	June 30, 2026	March 31, 2026
North America	$39,398	$40,905
Europe, Middle East and Africa	159,377	163,985
Asia Pacific	6,409	6,876
Latin America	807	512
Total long-lived assets, net	$205,991	$212,278

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable SEC rules and regulations regarding interim financial reporting. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”). These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our fiscal year ends on March 31. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
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
Our Dynatrace Platform Subscription (“DPS”) licensing model provides customers with a flexible, scalable, and transparent subscription for the modern cloud. Under the DPS licensing model, a customer makes a minimum annual spend commitment at the platform level and then consumes that commitment based on actual usage and a straightforward rate card. Any platform capability can be used in any quantity at any time based on the customer’s evolving needs.
The Dynatrace platform has been commercially available since 2016 and is the primary offering we sell.
First-Quarter 2027 Financial Highlights
Our financial highlights for the three months ended June 30, 2026 were:
•Our annual recurring revenue (“ARR”) was $2,136 million as of June 30, 2026, which reflected 17% growth year-over-year;
•Our total revenue was $555 million, which reflected 16% growth year-over-year;
•Our subscription revenue was $530 million, which reflected 16% growth year-over-year;
•We delivered GAAP income from operations of $71 million and non-GAAP income from operations(1) of $162 million; and
•Our net cash provided by operating activities and adjusted free cash flow(1) was $306 million and $309 million, respectively.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
•Extend our technology and market leadership position. We intend to maintain our position as a leading AI-powered observability platform through increased investment in research and development, and innovation. We plan to expand the functionality of our end-to-end Dynatrace platform and invest in capabilities that address new market opportunities. We plan to continue evolving our AI capabilities to drive differentiation, with a continued focus on agentic AI capabilities and functionalities that can act autonomously to make decisions and take actions without human intervention. We also believe we are well positioned to continue growing our next generation log management offering, which integrates logs, traces, metrics, and other core observability and security data types into a fully integrated platform with a single datastore, providing customers with greater value than log management solutions that are viewed as too expensive, providing too little value, or largely operating independently from existing monitoring tools. We believe this strategy will enable new growth opportunities and allow us to deliver differentiated high-value outcomes to our customers.
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
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of June 30,
	2026	2025
	(in thousands, except percentages)
Total ARR	$2,135,982	$1,822,205
Year-over-year increase	17%	18%
Dollar-based net retention rate	110%	111%

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Non-GAAP income from operations(1)	$161,600	$143,106
Adjusted free cash flow(1)	309,177	262,157
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
Non-GAAP income from operations: We define non-GAAP income from operations as GAAP income from operations adjusted for the following items: share-based compensation; employer payroll taxes on employee stock transactions; amortization of intangibles; acquisition-related, restructuring, and other non-recurring or unusual items that may arise from time to time.
Adjusted free cash flow: We define adjusted free cash flow as the net cash provided by or used in operating activities less capital expenditures, reflected as purchase of property and equipment and capitalized software additions in our financial statements, plus cash paid for acquisition-related, restructuring, and other non-recurring or unusual items.
Beginning in the first quarter of fiscal 2027, we updated our non-GAAP liquidity measure from free cash flow to adjusted free cash flow to exclude the impact of certain items that management does not consider indicative of ongoing operating performance. We believe that adjusted free cash flow is a more useful measure as excluding payments for acquisition-related, restructuring, and other non-recurring and unusual items provides investors with better comparability of cash generated from our business period over period. Adjusted free cash flow is not residual cash flow available for our discretionary expenditures. Prior period results have been recast to conform to the current period presentation for comparability.
Non-GAAP Financial Results
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income from operations and adjusted free cash flow. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons and liquidity. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance, and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making.
The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Our non-GAAP financial measures may not provide information that is directly comparable to similarly titled metrics provided by other companies.
The tables below provide a reconciliation of our non-GAAP income from operations and adjusted free cash flow to their most directly comparable GAAP measure:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
GAAP income from operations	$71,476	$62,338
Share-based compensation	73,576	71,895
Employer payroll taxes on employee stock transactions	6,458	8,025
Amortization of intangibles	2,397	848
Acquisition-related, restructuring, and other	7,693	—
Non-GAAP income from operations	$161,600	$143,106

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$306,240	$269,692
Purchase of property and equipment	(3,151)	(7,482)
Capitalized software additions	—	(194)
Cash paid for acquisition-related, restructuring, and other costs	6,088	141
Adjusted free cash flow	$309,177	$262,157
Key Components of Results of Operations
Revenue
Revenue includes subscriptions and services.
Subscription. Our subscription revenue consists of (i) SaaS agreements, (ii) term-based licenses which are recognized ratably over the contract term, and (iii) maintenance and support agreements. We typically invoice SaaS subscription fees and term licenses annually in advance and recognize subscription revenue ratably over the term of the applicable agreement, provided that all other revenue recognition criteria have been satisfied. See the section titled “Revenue Recognition” within the footnote titled “Significant Accounting Policies” included in Part II, Item 8 of the Annual Report for more information.
Service. Service revenue consists of revenue from helping our customers deploy our software in operational environments and training their personnel. We recognize the revenues associated with these professional services in the period the services are performed, provided that collection of the related receivable is reasonably assured.
Cost of Revenue
Cost of subscription. Cost of subscription revenue includes all direct costs to deliver and support our subscription products, including salaries, benefits, bonuses, share-based compensation, and related expenses such as employer taxes, third-party hosting fees related to our cloud services, allocated overhead for depreciation, facilities, and IT, and amortization of internally developed capitalized software technology. We recognize these expenses as they are incurred.
Cost of service. Cost of service revenue includes salaries, benefits, bonuses, share-based compensation, and related expenses such as employer taxes, and allocated overhead for depreciation, facilities, and IT. We recognize these expenses as they are incurred.
Amortization of acquired technology. Amortization of acquired technology includes amortization expense for technology acquired from business combinations and asset acquisitions. To the extent significant future acquisitions are consummated, we expect that our amortization of acquired technology may increase.
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
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships and tradenames acquired from business combinations and asset acquisitions. To the extent significant future acquisitions are consummated, we expect that our amortization of other intangibles may increase.
Interest Income, Net
Interest income, net, consists primarily of interest income from money market funds, bank deposits, and debt securities held as marketable securities, partially offset by interest expense associated with fees on our Credit Facility (as defined later in this section) and amortization of debt issuance costs.
Other Income, Net
Other income, net, consists primarily of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the net global intangible low-taxed income (“GILTI”) inclusion, (2) foreign withholding taxes, (3) royalty income related to the intra-entity asset transfer of the global economic rights of our IP from a wholly-owned U.S. subsidiary to a wholly-owned Swiss subsidiary, and (4) nondeductible executive compensation. We expect these items to continue to affect our income tax rate and income tax expense.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026		2025
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$530,255	96%	$457,507	96%
Service	24,293	4%	19,842	4%
Total revenue	554,548	100%	477,349	100%
Cost of revenue:
Cost of subscription	80,260	15%	65,018	14%
Cost of service	21,058	4%	19,355	4%
Amortization of acquired technology	2,135	—%	836	—%
Total cost of revenue(1)	103,453	19%	85,209	18%
Gross profit	451,095	81%	392,140	82%

Operating expenses:
Research and development(1)	135,990	25%	108,172	23%
Sales and marketing(1)	181,631	33%	165,314	35%
General and administrative(1)	61,736	11%	56,304	12%
Amortization of other intangibles	262	—%	12	—%
Total operating expenses	379,619		329,802
Income from operations	71,476	13%	62,338	13%
Interest income, net	8,893		12,295
Other income, net	432		6,757
Income before income taxes	80,801		81,390
Income tax expense	(44,150)		(33,435)
Net income	$36,651		$47,955
(1)  Includes share-based compensation expense as follows:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Cost of revenue	$9,366	$9,850
Research and development	29,516	26,861
Sales and marketing	19,887	20,034
General and administrative	14,807	15,150
Total share-based compensation	$73,576	$71,895

Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Subscription	$530,255	$457,507	$72,748	16%
Service	24,293	19,842	4,451	22%
Total revenue	$554,548	$477,349	$77,199	16%
Subscription
Subscription revenue increased by $72.7 million, or 16%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to existing customers expanding their use of the Dynatrace platform combined with the adoption of our solutions by new customers.
Service
Service revenue increased by $4.5 million, or 22%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily due to growth in customer demand for product enablement and adoption services.
Cost of Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$80,260	$65,018	$15,242	23%
Cost of service	21,058	19,355	1,703	9%
Amortization of acquired technology	2,135	836	1,299	155%
Total cost of revenue	$103,453	$85,209	$18,244	21%
Cost of subscription
Cost of subscription increased by $15.2 million, or 23%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily due to increased cloud-based hosting costs of $13.3 million to support the growing usage of our SaaS platform.
Cost of service
Cost of service increased by $1.7 million, or 9%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily the result of increased personnel costs, inclusive of share-based compensation, as our service delivery organization has scaled to support our product enablement and adoption within our customer base.
Amortization of acquired technologies
Amortization of acquired technology increased by $1.3 million, or 155%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily attributable to amortization from developed technology acquired as part of the Bindplane acquisition during the first quarter of fiscal 2027. For additional information, please see Note 4, Business Combinations, of the condensed consolidated financial statements in this Quarterly Report.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$449,995	$392,489	$57,506	15%
Service	3,235	487	2,748	564%
Amortization of acquired technology	(2,135)	(836)	(1,299)	155%
Total gross profit	$451,095	$392,140	$58,955	15%
Gross margin:
Subscription	85%	86%
Service	13%	2%
Total gross margin	81%	82%
Subscription
Subscription gross profit increased by $57.5 million, or 15%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Subscription gross margin decreased to 85% for the three months ended June 30, 2026 compared to 86% for the three months ended June 30, 2025. The decrease in gross margin was primarily due to higher cloud-based hosting costs, which were driven by increased customer utilization of our SaaS platform and expanding adoption of platform features, slightly offset by efficiencies in personnel costs.
Service
Service gross profit increased by $2.7 million, or 564%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Service gross margin increase to 13% compared to 2% for the three months ended June 30, 2025. The increase in gross margin was primarily due to growth in customer demand for product enablement and adoption services and efficiencies in personnel costs.
Operating Expenses

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$135,990	$108,172	$27,818	26%
Sales and marketing	181,631	165,314	16,317	10%
General and administrative	61,736	56,304	5,432	10%
Amortization of other intangibles	262	12	250	2,083%
Total operating expenses	$379,619	$329,802	$49,817	15%
Research and development
Research and development expenses increased by $27.8 million, or 26%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily the result of increased personnel costs of $23.5 million, inclusive of a $2.7 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of our platform. Cloud-based hosting costs incurred in developing our platform also increased by $2.2 million.

Sales and marketing
Sales and marketing expenses increased by $16.3 million, or 10%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily due to increased personnel costs of $9.4 million, inclusive of share-based compensation, due to headcount growth as we continue to invest in our go-to-market strategy, and increased advertising and marketing costs of $3.1 million.
General and administrative
General and administrative expenses increased $5.4 million, or 10%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily due to increased professional fees of $6.6 million, due to acquisition-related and other non-recurring costs.
Amortization of other intangibles
Amortization of other intangibles increased $0.3 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily attributable to amortization from other intangible assets acquired as part of the Bindplane acquisition during the first quarter of fiscal 2027. For additional information, please see Note 4, Business Combinations, of the condensed consolidated financial statements in this Quarterly Report.
Interest Income, Net
Interest income, net, for the three months ended June 30, 2026 decreased 28% relative to the three months ended June 30, 2025. The decrease is primarily due to reduced cash equivalent and marketable securities balances, because we increased the amount of our share repurchases.
Other Income, Net
Other income, net, was $0.4 million for the three months ended June 30, 2026 compared to $6.8 million for the three months ended June 30, 2025. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
Income tax expense was $44.2 million for the three months ended June 30, 2026, which increased by $10.8 million from $33.4 million for the three months ended June 30, 2025. This increase was primarily due to the tax impact of share-based compensation shortfalls recognized in the current fiscal year as compared to share-based compensation windfalls recognized in the prior fiscal year.
Liquidity and Capital Resources
We have historically maintained a disciplined and balanced approach to optimizing costs and improving the efficiency and profitability of our business, while continuing to invest in future growth opportunities that we expect will drive long-term value. Our principal sources of liquidity are cash and cash equivalents, marketable securities and cash provided by operating activities. From time to time, we may borrow under our Credit Facility (as defined below). As of June 30, 2026, we had $1,057.8 million of cash and cash equivalents, $94.8 million of unrestricted marketable securities, consisting of U.S. Treasury securities, corporate debt securities, and U.S. agency securities that have maturities between one and 28 months, and $398.9 million available under our Credit Facility.
We have historically financed our operations primarily through payments by our customers for use of our product offerings and related services.
Over the past several years, cash flows from customer collections have increased. Operating expenses have also increased to a lesser extent, growing our cash flows from operations. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.
Our billings may vary over time due to a number of factors, including the mix of subscription and service revenue, the contract length of our customer agreements, and the timing of customer contracts, including renewals. Such variability in the timing and amounts of our billings could impact the timing of our cash collections from period to period.
Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations entered into in the ordinary course of business, primarily for cloud hosting support. As of June 30, 2026, total contractual commitments were $719.8 million, with $178.9 million committed within the next 12 months.

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
For the three months ended June 30, 2026 and 2025, we repurchased and retired 7.1 million and 0.9 million shares of our common stock for a repurchased cost, excluding unpaid excise taxes, of $275.5 million and $45.0 million, respectively. As of June 30, 2026, $573.1 million remained available for future repurchases. For additional information, please see Part II, Item 2 of this Quarterly Report.
Our Credit Facilities
In December 2022, we entered into a senior secured revolving credit facility in an aggregate amount of $400.0 million (as amended to date, the “Credit Facility”). As of June 30, 2026, we had $398.9 million available under the Credit Facility with $1.1 million of letters of credit outstanding. As of June 30, 2026, we were in compliance with all applicable covenants pertaining to the Credit Facility. The Credit Facility is discussed further in Note 8, Long-term Debt, of the condensed consolidated financial statements included in this Quarterly Report.
Summary of Cash Flows

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$306,240	$269,692
Net cash used in investing activities	(72,909)	(8,448)
Net cash used in financing activities	(269,982)	(43,854)
Effect of exchange rate changes on cash and cash equivalents	(2,789)	12,952
Net (decrease) increase in cash and cash equivalents	$(39,440)	$230,342

Operating Activities
Net cash provided by operating activities was $306.2 million during the three months ended June 30, 2026 as compared to $269.7 million during the three months ended June 30, 2025. The $36.5 million increase in net cash provided by operating activities was primarily due to higher collections driven by revenue growth.
Investing Activities
Net cash used in investing activities was $72.9 million during the three months ended June 30, 2026 as compared to $8.4 million during the three months ended June 30, 2025. The $64.5 million increase in net cash used in investing activities was primarily driven by $99.5 million paid for the Bindplane acquisition, partially offset by a $30.5 million increase in proceeds from sales and maturities of investments, net of purchases, and a $4.3 million decrease in the purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $270.0 million during the three months ended June 30, 2026 as compared to $43.9 million during the three months ended June 30, 2025. The $226.1 million increase in net cash used in financing activities was driven by a $230.4 million increase in repurchases of common stock and a $0.8 million decrease in proceeds from exercises of stock options, partially offset by a $2.7 million decrease in taxes paid for net share settlement of equity awards, a $1.7 million decrease in other financing activities, consisting of deferred consideration paid for an acquisition of a business and capitalized software additions, and a $0.8 million increase in proceeds from the employee share purchase plan.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2026, as compared to the critical accounting policies and estimates disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Significant Accounting Policies, of our condensed consolidated financial statements included in this Quarterly Report.
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
Translation exposure
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. As a result, our consolidated revenues and expenses are affected and will continue to be affected by changes in the U.S. dollar against major foreign currencies, particularly the Euro. Fluctuations in foreign currencies impact the amount of total assets, liabilities, earnings, and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. In particular, the strengthening of the U.S. dollar generally will reduce the reported amount of our foreign-denominated cash and cash equivalents, total revenues, and total expenses that we translate into U.S. dollars and report in our condensed consolidated financial statements.
Transaction exposure
We transact business in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates on transactions denominated in currencies other than the functional currencies of our subsidiaries.
Interest Rate Risk
As of June 30, 2026, we had cash and cash equivalents of $1,057.8 million, consisting primarily of money market funds, bank deposits, and highly liquid securities with an original maturity of three months or less, and unrestricted marketable securities of $94.8 million, primarily consisting of U.S. Treasury securities, corporate debt securities, and U.S. agency securities. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of June 30, 2026, we also had the Credit Facility in place, with availability of $398.9 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate plus 0.10%, (ii) the Adjusted Euro Interbank Offer Rate, (iii) the Canadian Overnight Repo Rate Average, (iv) the Base Rate, as defined per the Credit Facility, or (v) the Sterling Overnight Index Average, in each case plus an applicable margin, as defined in the Credit Facility.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of June 30, 2026, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 19% in the year ended March 31, 2026 compared to the prior year. Our revenue for the three months ended June 30, 2026 grew 16% compared to the prior-year period. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
•our ability to attract new customers and retain and increase sales to existing customers;
•our ability to continue to expand customer adoption and usage of our platform;
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
We have incorporated AI into our platform and AI is changing the competitive dynamics of our industry. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, may invest more in AI development than us, or have access to more advanced AI models or autonomous agents with greater capabilities or broader functionality, which could reduce demand for our platform and adversely affect our results of operations. We may also face greater competition from non-specialist solutions relying on generic large language models (“LLMs”), generative AI, and general-purpose agents to address a broad range of business needs. As part of our sales efforts, we must demonstrate to existing and prospective customers that our offerings are preferable to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI (referred to as vibe coding) and other emerging technologies. If we are unable to continue developing and integrating advanced AI functionality into our platform in a way that meets customer expectations or competitive benchmarking, our market position and growth prospects could be adversely affected. For a description of additional risks related to AI, please see the risk below entitled, “Our use of new and evolving technologies, including AI in our offerings and business, may present risks and challenges that can impact our business, including by posing cybersecurity, operational, and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability” along with AI-related references in other risks discussed in this section.
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
•larger and more mature IP portfolios; and
•substantially greater financial, technical, management, and other resources.
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
•the payment terms and contract term length associated with our product sales and their effect on our billings and adjusted free cash flow;
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
Our ability to succeed depends in significant part on the experience and expertise of our senior management team. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In the last three years, we hired a new Chief Customer Officer and Chief People Officer and various new leaders in their organizations, among other leadership changes. On August 5, 2026, we announced that our Chief Financial Officer will retire by the end of our current fiscal year end on March 31, 2027.

Our employment agreements with members of our senior management team do not require them to remain employed with us for any specified period. Accordingly, and despite our efforts to retain our senior management team, they could terminate their employment with us at any time, subject to any applicable notice period. The loss of a member of senior management team could disrupt our operations and negatively impact employee morale and our culture. After their termination, such person could go to work for one of our competitors after the expiration of any applicable non-compete period, and the restrictions on non-competition may in any case be difficult to enforce depending on the circumstances. The loss of members of our senior management team, particularly if closely grouped, could disrupt our operations, negatively impact employee morale and our culture, and adversely affect our ability to formulate and execute our business plan and thus, our business, operating results, and prospects could be adversely affected. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train, and integrate strategic hires, our business, operating results, and financial condition could be adversely affected.
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
Risks Related to AI, IT, IP, and Data Security and Privacy
Our use of new and evolving technologies, including AI in our offerings and business, may present risks and challenges that can impact our business, including by posing cybersecurity, operational, and other risks to our confidential and/or proprietary information, including personal information, and as a result, we may be exposed to reputational harm and liability.
Our company has significant experience with the use and integration of AI and we have incorporated it within our offerings for several years. We use AI technologies as a core component of the products and services we offer to customers, and for internal purposes to support our operations and performance. The operations of third parties upon which we rely also use AI. AI is rapidly evolving and developing, and our use of AI involves a broad range of risks and challenges that could negatively impact our business, including cybersecurity, data privacy, IT, IP, regulatory, legal, operational, competitive, and reputational. While we continue to invest in AI solutions and we believe that AI-related capabilities will be increasingly important to the value that our platform provides to our customers and to the efficiency of our operations, there can be no assurance that we will realize the desired or anticipated benefits from our AI investments.
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
While we focus on using AI in a responsible, ethical, and legal manner, our use of AI and the impact of laws, regulations, and ethical considerations for AI generally, and as they apply to our customers, are evolving rapidly and becoming increasingly complex. We expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development, and compliance in this area. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the European Union (“EU”) adopted the Artificial Intelligence Act (the “AI Act”) on August 1, 2024, with significant components of the AI Act continuing to come into effect in the near future. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

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
The rapid evolution of AI will require the application of significant resources to design, develop, test, and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts.
We rely on third-party vendors for both our customer facing AI capabilities and AI-enabled internal tools. These vendors may not meet existing or rapidly evolving regulatory or industry standards and best practices, including with respect to privacy and data security.
Bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in fraud, scams, targeted attacks (such as model poisoning or data poisoning), and other illegal activities involving the theft and misuse of data, personal information, confidential information, and IP. Our development, use, and deployment of AI may also result in misinformation or an erosion of shared understanding, increased inequality, environmental harms, and other adverse effects. These risks or their effects may also impose burdensome and costly requirements on our ability and our customers’ ability to utilize data in innovative ways.
IP ownership and license rights related to AI technologies have not been fully addressed by U.S. courts or other federal, state, or international laws or regulations, and our use of certain AI technology could also give rise to risks of third party claims of infringement, misappropriation, or violation of IP rights.
As AI technology is evolving rapidly, it is not possible to predict all of the operational, technological, and legal risks that may arise related to the use of AI. For a description of additional risks related to AI, please see the AI-related references in other risks discussed in this “Risk Factors” section.
Security breaches, computer malware, computer hacking attacks, and other security incidents or compromises could harm our business, reputation, brand, and operating results.
We have in the past been, and may in the future be, the target and victim of cybersecurity attacks, including social engineering (such as email phishing) and other types of attacks. In general, security incidents, breaches, and compromises have increased in sophistication and have become more prevalent across industries and may occur on our systems; on the systems of third parties that we use to host our solutions or SaaS solutions that we use in the operation of our business; on the systems or libraries of third parties that we use to develop our products; or on third-party hosting platforms on which our customers host their systems. These security incidents or compromises may be caused by, or result in, but are not limited to, security breaches, computer malware or malicious software, ransomware attacks, supply chain attacks, phishing attacks, computer hacking, denial of service attacks, security system control failures in our own systems or vendor systems that we or our customers use, software vulnerabilities, social engineering, sabotage, malicious downloads, and the errors, wrongful conduct, or malfeasance of our own or our customers’ or vendors’ employees. Although we have taken significant measures to detect, effectively remediate, and prevent these threats, we cannot be certain that our efforts will be effective to prevent and remediate all attacks and security threats. As a result, unauthorized access to, security breaches, incidents, or compromises of, or denial-of-service attacks against our platform could result in the unauthorized access to, or use of, and/or loss of, our data, as well as loss of IP, customer data, employee data, trade secrets, or other confidential or proprietary information, or cause us to incur the costs of potential data breach notification obligations. In particular, because we utilize a multi-tenant platform for our SaaS solution, any security breach, incident, or compromise could potentially affect a significant amount of our customers.

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

We and certain of our service providers have experienced and may in the future experience disruptions, outages, and other performance problems on our internal systems due to service attacks, unauthorized access, or other security related incidents or compromises affecting confidential or personal information. Any security breach, incident, compromise, or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification, or corruption of data, software, hardware, or other computer equipment and the transmission of computer malware could harm our business, operating results, and financial condition, and expose us to claims arising from loss or unauthorized disclosure of confidential or personal information or data and the related breach of our contracts with customers or others, or of privacy or data security laws. If an actual or perceived security incident, breach, or compromise occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines, including fines assessed under the European General Data Protection Regulation (“EU GDPR”) or other privacy laws, private lawsuits, and costs associated with changed security controls, system architecture, or system protection measures.

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

We currently host our Dynatrace solutions on cloud infrastructure hyperscaler providers, such as AWS, Azure, and GCP. Our Dynatrace solutions reside on hardware operated by these providers. Our operations depend on protecting the virtual cloud infrastructure hosted by a hyperscaler by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party Internet service providers transmit. Although we have disaster recovery plans, including the use of multiple hyperscaler locations, any incident affecting a hyperscaler’s infrastructure that may be caused by fire, flood, severe storm, earthquake, or other natural disasters, actual or threatened public health emergencies, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform and our ability to deliver our solutions to our customers. A prolonged hyperscaler service disruption affecting our SaaS platform for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the hyperscaler services we use.

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

From time to time, legal action by us may be necessary to enforce our patents and other IP rights, to protect our trade secrets, to determine the validity and scope of the IP rights of others, or to defend against allegations of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial condition, and cash flows. If we are unable to protect our IP rights, our business, operating results, and financial condition will be harmed.
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
As part of our strategy to broaden our target markets and accelerate adoption of our offerings, we contribute software program code to certain open source projects managed by organizations such as Microsoft, Google, and Cloud Native Computing Foundation. We also undertake our own open source initiatives to promote “open innovation” and “enterprise openness,” meaning that we make technologies available under open source licenses with the goal of exchanging insights and experience with other experts in the community, broadening the adoption of our platform by our customers, and providing our partners with the ability to leverage their own technologies through our platform. In some cases, we accept contributions of code from the community, our customers, and partners.

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

•In the United States, state legislatures continue to propose and pass comprehensive privacy legislation, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act, gives California residents rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation, and in some states, efforts to pass comprehensive privacy laws have been successful. To date, numerous other states have enacted laws that impose privacy obligations that are similar to the CCPA and we also anticipate that more states will pass similar legislation. The existence of comprehensive privacy laws in different U.S. states will add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
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
▪In the EU and UK, data protection laws are stringent and continue to evolve, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the EU GDPR, and the UK has incorporated the EU GDPR into its national laws (“UK GDPR”, and together with EU GDPR, referred to as “GDPR”) which imposes strict obligations on the processing of personal data. These requirements encompass: (i) providing information to individuals regarding data processing activities; (ii) ensuring a legal basis or condition applies to the processing of personal data and, where applicable, obtaining consent from individuals to whom the data processing relates; (iii) responding to data subject requests; (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches; (v) implementing safeguards in connection with the security and confidentiality of the personal data; (vi) accountability requirements; and (vii) taking certain measures when engaging third-party processors. Serious breaches of the GDPR may result in monetary penalties of up to €20 million (or £17.5 million in the UK) or 4% of worldwide annual revenue, whichever is greater, for violations. In addition to the GDPR, other European legislative proposals and current laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing, with an increased focus on online behavioral advertising.
◦Many jurisdictions outside of Europe where we do business directly or through resellers today and may seek to expand our business in the future, are also considering or have enacted comprehensive data protection legislation, cybersecurity legislation, or both. These include Australia, Brazil, China, Japan, Mexico, Saudi Arabia, Singapore, and United Arab Emirates.
•We are subject to various data transfer rules related to our ability to transfer data from one country to another. For example, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the U.S. Department of Justice’s January 8, 2025 rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements, and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs. These restrictions limit our ability to transfer certain data or require us to guarantee a certain level of protection when transferring data from one country to another.

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

The regulatory framework both in the United States and internationally governing the collection, processing, storage, use, and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with laws in other jurisdictions or which our existing data management practices or the features of our services and platform capabilities. We therefore cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations.

In addition to the laws and regulations to which we are subject regarding the collection, processing, storage, use, and sharing of certain information, our contracts with customers include specific obligations regarding the protection of confidentiality and the permitted uses of personally identifiable and other proprietary information. We also publicly post documentation regarding our practices concerning the collection, processing, use, and disclosure of data. Although we endeavor to comply with our published policies and documentation and the various laws and regulations that we are subject to, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies and product documentation or privacy laws or regulations, changing consumer expectations, evolving laws, rules, and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time, and other resources or the imposition of significant fines, penalties, or other liabilities, which could, individually or in the aggregate, materially and adversely affect our business, financial condition, and results of operations. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations.

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
Revenue from customers located outside of the United States represented 54% of our total revenue for the three months ended June 30, 2026. As of March 31, 2026, approximately 70% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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
•compliance with privacy, data protection, and data security laws of many countries and jurisdictions, including the GDPR and the CCPA;
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
As a global company, our business is increasingly exposed to risks arising from adverse changes in U.S. and international economic conditions and geopolitical instability. Uncertainty in the macroeconomic environment has resulted, and may continue to result, in volatility in credit, equity, and foreign currency markets and fluctuating business confidence. Factors that could negatively affect the global economy include inflationary pressures and higher interest rates, volatile capital markets, financial and credit market disruptions, trade disputes and tariffs, political instability, natural disasters, epidemics, warfare (including the ongoing conflicts in Ukraine and the Middle East), terrorist activity, and other geopolitical events.
Economic uncertainty or instability in the U.S. or abroad could lead to a slowdown or recession, or the perception that such conditions may occur, and could result in reduced spending on technology. During periods of economic or political uncertainty, our current and prospective customers may reduce or defer operating or IT expenditures, delay or cancel technology initiatives, or seek to lower costs through contract renegotiations or reduced renewal commitments. As a result, we may experience longer sales cycles, reduced deal sizes, lower pricing, decreased subscription renewals, and lower revenue, which could adversely affect our business, operating results, and financial condition.
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
Although we do not have material operations in Ukraine or the Middle East, instability in those or other regions may limit our ability to sell or export our platform in affected markets and contribute to broader economic or geopolitical instability. We cannot predict the timing, severity or duration of adverse economic conditions, geopolitical developments, or any subsequent recovery. If economic conditions worsen, recovery is delayed or uneven, or geopolitical instability intensifies, our business, operating results, and financial condition could be materially adversely affected.

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
Even though we take precautions to prevent our solutions from being provided to restricted countries or persons, our solutions could be provided to those targets by our resellers or customers despite such precautions, and our customers may choose to host their systems including the Dynatrace platform using a hosting vendor that is a restricted person. The decreased use of our solutions or limitation on our ability to export or sell our solutions could adversely affect our business, while violations of these export and import control and economic sanctions laws and regulations could have negative consequences for us and our personnel, including government investigations, administrative fines, civil and criminal penalties, denial of export privileges, suspension, or debarment from government contracts for a time, incarceration, and reputational harm.

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
As we increase our sales and operations outside of the United States and increase our use of third parties, such as partners, resellers, agents, and other intermediaries, our risks under these laws increases. Although we take steps to ensure compliance by adopting policies, conducting training, and implementing appropriate internal controls, we cannot guarantee that our employees, partners, resellers, agents, or other intermediaries will not engage in prohibited conduct that could render us responsible under these laws. Non-compliance with these laws could subject us to investigations, penalties, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from government contracts for a time, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition, and results of operations.
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
Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. For a discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in Part II, Item 7 of the Annual Report.
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
For customers who purchase a subscription to our platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. Thus, substantially all of the revenue that we report in each quarter from our platform is derived from the recognition of revenue relating to contracts entered into during previous quarters. For the three months ended June 30, 2026, revenue recognized from deferred revenue at the beginning of the period was $461.0 million. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.

Our Credit Facility contains restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
We have access to a Credit Facility in the aggregate amount of $400.0 million. As of June 30, 2026, we had $398.9 million available under the Credit Facility with $1.1 million of letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods, and the applicable interest rates and fee margins, which vary based on prescribed formulas. The Credit Facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our Credit Facility remains outstanding.
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
We are and may continue to be subject to shareholder activism seeking to influence our strategic direction, board composition, capital allocation, or operations. For example, in April 2026, Starboard Value LP (“Starboard”) disclosed that it made a substantial investment in our company, and in July 2026, we announced two new appointments to our board of directors following constructive and collaborative engagement with Starboard. Responding to shareholder activism, including proxy contests, public campaigns, or other actions, could divert significant time and attention of our board of directors and management team from executing our business strategy, generate substantial legal, advisory, and public relations costs, create uncertainty among our employees, vendors and partners, result in the departure of key executives or board members, force strategic decisions that prioritize short-term shareholder returns over long-term value creation, lead to unexpected changes in our business strategy, capital structure, or leadership, limit our ability to pursue acquisitions, investments, or other strategic initiatives, and result in significant stock price volatility. Furthermore, the perception that we are vulnerable to activist campaigns or a potential acquisition could make it more difficult to attract and retain key employees or board members, negotiate favorable terms with vendors and partners, or execute long-term strategic initiatives. Even if we are successful in responding to or defending against activist proposals or an activist campaign, the distraction and costs associated with these activities could materially adversely affect our business and financial performance.
The trading price of our common stock has been, and may continue to be, volatile and you could lose all or part of your investment.
Technology stocks, including SaaS and other software companies, have historically and recently experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through August 3, 2026. Factors that could cause fluctuations in the trading price of our common stock include the following:
•announcements of new products, offerings, or technologies (including those that are AI-related), commercial relationships, acquisitions, or other events by us or our competitors;
•changes in how customers perceive the benefits of our platform;
•shifts in the mix of billings and revenue attributable to SaaS subscriptions, licenses and services from quarter to quarter;
•investor and market perceptions regarding the impact of AI on our company and other SaaS/software companies;
•departures of our Chief Executive Officer, Chief Financial Officer, other executive officers, senior management, or other key personnel;
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
We may issue additional capital stock in the future that will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, offerings, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
We cannot guarantee that our share repurchase program will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves.
In February 2026, we announced a new share repurchase program under which we are authorized to purchase up to $1 billion of our common stock from time to time on the open market or through privately negotiated transactions, including, without limitation, through Rule 10b5-1 trading plans, any other legally permissible means, or any combination of the foregoing. Our new share repurchase program has no time limit and does not obligate us to acquire any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases under the program are expected to be funded from a combination of existing cash balances and future cash flow.

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
Catastrophic events, such as natural disasters (e.g., fire, flood, severe storm, earthquake, and other weather events), pandemics (such as COVID-19), epidemics, outbreaks of an infectious disease, acts of war, or terrorism, could interrupt or disrupt our business and our customers, partners, and suppliers, including hyperscaler providers which host Dynatrace solutions on their cloud infrastructure. For a description of some of the risks related to interruption or disruption of our services, please see the risk above entitled, “Interruptions or disruptions with the delivery of our SaaS solutions, or third party cloud-based systems that we depend on in our operations, may adversely affect our business, operating results, and financial condition.”
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
The long-term effects of climate change on the global economy and the technology industry in particular are unclear. However, there are inherent climate-related risks such as natural disasters, infrastructure disruptions, and geopolitical instability that have the potential to disrupt and impact our business and the third parties with which we conduct business. In particular, increased energy consumption associated with cloud computing and AI-related workloads, energy market volatility, or disruptions affecting critical infrastructure, including data centers, could increase operating costs, constrain infrastructure capacity, or adversely affect the availability or performance of services upon which we and our customers, partners, and suppliers rely.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended June 30, 2026 was as follows (in thousands, except shares and per share data):

Period (1)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Approximate Dollar Value of Shares that may Yet be Purchased Under Plans or Programs(3)
April 1, 2026 - April 30, 2026	2,279,905	$35.46	2,279,905	$767,713
May 1, 2026 - May 31, 2026	2,350,634	39.18	2,350,634	675,587
June 1, 2026 - June 30, 2026	2,451,457	41.79	2,451,457	573,109
Total	7,081,996	$38.88	7,081,996
(1) Information is based on trade dates of share repurchase transactions.
(2) Excludes commissions paid and any estimated excise taxes payable on share repurchases.
(3) On February 9, 2026, we announced a share repurchase program for up to $1 billion of our common stock. Our share repurchase program does not have a time limit.
For additional information, please see Note 11, Shareholders’ Equity, of the condensed consolidated financial statements in this Quarterly Report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

DYNATRACE, INC.

Date:	August 5, 2026	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ James Benson
James Benson
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)