Form 10-Q
period 2026-09-30
Dynatrace, Inc.
filed 2026-11-03
CIK 1773383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The Registrant had 286,944,133 shares of common stock outstanding as of October 30, 2026.

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
•If our platform and solutions do not effectively interoperate with our customers’ existing or future information technology infrastructures, installations of our solutions could be delayed or canceled, which would harm our business.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DYNATRACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2026	March 31, 2026
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,075,629	$1,097,220
Short-term marketable securities	56,498	74,881
Accounts receivable, net	446,977	710,200
Deferred contract costs, current	129,102	127,495
Prepaid expenses and other current assets	109,613	113,651
Total current assets	2,817,819	2,123,447
Long-term marketable securities	49,112	51,908
Property and equipment, net	71,566	72,993
Operating lease right-of-use assets, net	128,963	139,285
Goodwill	1,411,758	1,350,256
Intangible assets, net	61,982	22,850
Deferred tax assets, net	581,709	508,742
Deferred contract costs, non-current	108,305	113,111
Other assets	47,684	33,133
Total assets	$5,278,898	$4,415,725

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$29,532	$2,728
Accrued expenses, current	262,399	302,260
Deferred revenue, current	1,036,224	1,241,488
Operating lease liabilities, current	22,468	22,588
Total current liabilities	1,350,623	1,569,064
Exchangeable notes, net	1,411,242	—
Deferred revenue, non-current	68,449	53,387
Accrued expenses, non-current	41,896	38,205
Operating lease liabilities, non-current	130,815	141,736
Deferred tax liabilities	2,182	1,943
Total liabilities	3,005,207	1,804,335
Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, $0.001 par value, 600,000,000 shares authorized, 286,300,705 and 294,652,951 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively	286	295
Additional paid-in capital	1,759,239	2,199,494
Retained earnings	552,011	447,596
Accumulated other comprehensive loss	(37,845)	(35,995)
Total shareholders' equity	2,273,691	2,611,390
Total liabilities and shareholders' equity	$5,278,898	$4,415,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription	$553,112	$473,089	$1,083,367	$930,596
Service	26,806	20,760	51,099	40,602
Total revenue	579,918	493,849	1,134,466	971,198
Cost of revenue:
Cost of subscription	88,504	68,404	168,764	133,422
Cost of service	21,929	20,501	42,987	39,856
Amortization of acquired technology	2,327	859	4,462	1,695
Total cost of revenue	112,760	89,764	216,213	174,973
Gross profit	467,158	404,085	918,253	796,225

Operating expenses:
Research and development	132,212	114,992	268,202	223,164
Sales and marketing	180,269	167,675	361,900	332,989
General and administrative	58,744	48,437	120,480	104,741
Amortization of other intangibles	303	12	565	24
Total operating expenses	371,528	331,116	751,147	660,918
Income from operations	95,630	72,969	167,106	135,307
Interest income, net	11,794	13,242	20,687	25,537
Other (expense) income, net	(455)	894	(23)	7,651
Income before income taxes	106,969	87,105	187,770	168,495
Income tax expense	(39,205)	(29,862)	(83,355)	(63,297)
Net income	$67,764	$57,243	$104,415	$105,198
Net income per share:
Basic	$0.24	$0.19	$0.36	$0.35
Diluted	$0.23	$0.19	$0.35	$0.35
Weighted average shares outstanding:
Basic	288,025	301,558	290,099	300,859
Diluted	301,671	304,303	297,727	304,801
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$67,764	$57,243	$104,415	$105,198
Other comprehensive loss
Foreign currency translation adjustment	(1,927)	(1,524)	(1,486)	(1,338)
Unrealized (losses) gains on available-for-sale securities, net of taxes	(224)	72	(364)	26
Total other comprehensive loss	(2,151)	(1,452)	(1,850)	(1,312)
Comprehensive income	$65,613	$55,791	$102,565	$103,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Three Months Ended September 30, 2026
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2026	290,347	$290	$2,001,910	$484,247	$(35,694)	$2,450,753
Other comprehensive loss	—	—	—	—	(2,151)	(2,151)
Purchase of exchangeable note hedges, net of taxes	—	—	(318,244)	—	—	(318,244)
Issuance of warrants related to exchangeable notes	—	—	244,806	—	—	244,806
Restricted stock units vested	1,042	1	(1)	—	—	—
Exercise of stock options	163	—	3,584	—	—	3,584
Share-based compensation	—	—	78,161	—	—	78,161
Shares withheld for employee taxes	(67)	—	(3,483)	—	—	(3,483)
Repurchases of common stock	(5,184)	(5)	(247,494)	—	—	(247,499)
Net income	—	—	—	67,764	—	67,764
Balance, September 30, 2026	286,301	$286	$1,759,239	$552,011	$(37,845)	$2,273,691

	Three Months Ended September 30, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, June 30, 2025	301,716	$302	$2,399,604	$332,882	$(34,502)	$2,698,286
Other comprehensive loss	—	—	—	—	(1,452)	(1,452)
Restricted stock units vested	1,072	1	(1)	—	—	—
Exercise of stock options	69	—	1,323	—	—	1,323
Share-based compensation	—	—	76,814	—	—	76,814
Shares withheld for employee taxes	(72)	—	(3,617)	—	—	(3,617)
Repurchases of common stock	(994)	(1)	(50,002)	—	—	(50,003)
Net income	—	—	—	57,243	—	57,243
Balance, September 30, 2025	301,791	$302	$2,424,121	$390,125	$(35,954)	$2,778,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - In thousands)

	Six Months Ended September 30, 2026
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2026	294,653	$295	$2,199,494	$447,596	$(35,995)	$2,611,390
Other comprehensive loss	—	—	—	—	(1,850)	(1,850)
Purchase of exchangeable note hedges, net of taxes	—	—	(318,244)	—	—	(318,244)
Issuance of warrants related to exchangeable notes	—	—	244,806	—	—	244,806
Restricted stock units vested	3,583	3	(3)	—	—	—
Issuance of common stock related to employee stock purchase plan	352	—	12,636	—	—	12,636
Exercise of stock options	243	—	5,175	—	—	5,175
Share-based compensation	—	—	151,737	—	—	151,737
Shares withheld for employee taxes	(264)	—	(11,809)	—	—	(11,809)
Repurchases of common stock	(12,266)	(12)	(524,553)	—	—	(524,565)
Net income	—	—	—	104,415	—	104,415
Balance, September 30, 2026	286,301	$286	$1,759,239	$552,011	$(37,845)	$2,273,691

	Six Months Ended September 30, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2025	299,813	$300	$2,370,563	$284,927	$(34,642)	$2,621,148
Other comprehensive loss	—	—	—	—	(1,312)	(1,312)
Restricted stock units vested	3,694	4	(4)	—	—	—
Restricted stock awards granted	41	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	254	—	11,871	—	—	11,871
Exercise of stock options	181	—	3,738	—	—	3,738
Share-based compensation	—	—	148,709	—	—	148,709
Shares withheld for employee taxes	(293)	—	(15,724)	—	—	(15,724)
Repurchases of common stock	(1,899)	(2)	(95,032)	—	—	(95,034)
Net income	—	—	—	105,198	—	105,198
Balance, September 30, 2025	301,791	$302	$2,424,121	$390,125	$(35,954)	$2,778,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNATRACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In thousands)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$104,415	$105,198
Adjustments to reconcile net income to cash provided by operations:
Depreciation	9,544	9,408
Amortization	6,061	2,756
Share-based compensation	151,737	148,709
Deferred income taxes	13,256	8,894
Other	1,514	(8,040)
Net change in operating assets and liabilities:
Accounts receivable	267,497	320,545
Deferred contract costs	2,948	(23,254)
Prepaid expenses and other assets	(6,882)	4,145
Accounts payable and accrued expenses	(12,081)	(33,755)
Operating leases, net	(596)	746
Deferred revenue	(190,088)	(233,643)
Net cash provided by operating activities	347,325	301,709

Cash flows from investing activities:
Purchase of property and equipment	(8,230)	(11,669)
Capitalized software additions	—	(194)
Acquisition of a business, net of cash acquired	(99,072)	—
Purchases of marketable securities	(27,406)	(63,764)
Proceeds from sales and maturities of marketable securities	49,476	69,122
Net cash used in investing activities	(85,232)	(6,505)

Cash flows from financing activities:
Proceeds from issuance of exchangeable notes, net of debt issuance costs	1,411,500	—
Purchase of exchangeable note hedges	(412,563)	—
Proceeds from issuance of warrants related to exchangeable notes	244,806	—
Proceeds from employee stock purchase plan	12,636	11,871
Proceeds from exercise of stock options	5,175	3,738
Repurchases of common stock	(522,844)	(95,034)
Taxes paid related to net share settlement of equity awards	(11,774)	(16,338)
Other	(3,383)	(3,314)
Net cash provided by (used in) financing activities	723,553	(99,077)

Effect of exchange rates on cash, cash equivalents, and restricted cash	(2,586)	11,857

Net increase in cash, cash equivalents, and restricted cash	983,060	207,984

Cash, cash equivalents, and restricted cash, beginning of period	1,097,220	1,017,039
Cash, cash equivalents, and restricted cash, end of period	$2,080,280	$1,225,023

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	2,075,629	1,225,023
Restricted cash included in other assets	4,651	—
Total cash, cash equivalents, and restricted cash	$2,080,280	$1,225,023

Supplemental cash flow data:
Cash paid for interest	$280	$363
Cash paid for tax, net	$65,518	$59,971
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
Unaudited interim consolidated financial information
The accompanying interim condensed consolidated balance sheet as of September 30, 2026 and the interim condensed consolidated statements of operations, statements of comprehensive income, and statements of shareholders’ equity for the three and six months ended September 30, 2026 and 2025, statements of cash flows for the six months ended September 30, 2026 and 2025, and the related disclosures are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2026, and its results of operations for the three and six months ended September 30, 2026 and 2025, and its cash flows for the six months ended September 30, 2026 and 2025 are in accordance with GAAP. The results for the three and six months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
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

Recently adopted accounting pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating the expected credit losses on current accounts receivable and contract assets. The Company adopted ASU 2025-05 on a prospective basis on April 1, 2026 and the adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. ASU 2025-07 introduces a scope exception for contracts that are non exchange-traded and whose underlying is tied to operations or activities specific to one party. The Company early adopted ASU 2025-07 on a prospective basis on April 1, 2026 and the adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
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
3.    Revenue Recognition
Disaggregation of revenue
The following table is a summary of the Company’s total revenue by geographic region based on customer location (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$289,470	50%	$250,709	51%	$568,982	50%	$494,773	51%
Europe, Middle East and Africa	186,101	32%	159,024	32%	363,486	32%	311,058	32%
Asia Pacific	54,299	9%	46,372	9%	107,029	10%	91,255	9%
Latin America	50,048	9%	37,744	8%	94,969	8%	74,112	8%
Total revenue	$579,918		$493,849		$1,134,466		$971,198
For the three and six months ended September 30, 2026 and 2025, the United States was the only country that represented more than 10% of the Company’s revenue, constituting $263.9 million and 46% and $229.0 million and 46% of total revenue during the three months ended September 30, 2026 and 2025, respectively, and $519.5 million and 46% and $451.4 million and 46% of total revenue during the six months ended September 30, 2026 and 2025, respectively.
Revenue recognized during the three months ended September 30, 2026 and 2025, which was included in the deferred revenue balance at the beginning of each respective period, was $481.1 million and $429.0 million, respectively. Revenue recognized during the six months ended September 30, 2026 and 2025, which was included in the deferred revenue balance at the beginning of each respective period, was $837.4 million and $749.3 million, respectively.

Remaining performance obligations
As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,489.9 million, which consists of both billed consideration in the amount of $1,104.7 million and unbilled consideration in the amount of $2,385.2 million that the Company expects to recognize as subscription and service revenue. The Company expects to recognize 52% of the total remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Contract assets
As of September 30, 2026 and March 31, 2026, contract assets of $26.3 million and $19.8 million, respectively, are included in accounts receivable, net, on the Company’s condensed consolidated balance sheets.
4.    Business Combinations
Bindplane
On April 14, 2026, the Company acquired all of the outstanding equity of observIQ, Inc. d/b/a Bindplane (“Bindplane”), a provider of an open-standards-based telemetry pipeline that helps organizations capture and manage data at scale, for an aggregate purchase price of $99.7 million. The acquisition provides Dynatrace’s customers greater access, flexibility, and control of their logs, metrics, and application data. The purchase consideration consisted of $100.2 million of cash paid at closing and a $0.4 million receivable for purchase price adjustments that was received during the three months ended September 30, 2026.
In connection with the acquisition, the Company issued $3.3 million of restricted stock units (“RSUs”) to Bindplane employees, which will vest based on future service periods. During the three and six months ended September 30, 2026, $0.5 million and $0.8 million were recognized as share-based compensation expense, respectively.
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
Goodwill is primarily attributable to expected synergies and the acquired skilled workforce. The goodwill was allocated to the Company’s single reporting unit. The Company identified developed technology, customer relationships, and trademarks and tradenames as acquired intangible assets. The estimated fair value of these intangible assets was based on valuations using the income approach. The acquired goodwill and intangible assets are not deductible for tax purposes.

The fair value and estimated useful life for these intangible assets were as follows (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology	$38,700	7 years
Customer relationships	3,400	4 years
Trademarks and tradenames	2,850	10 years
Total intangible assets	$44,950
The operating results of Bindplane from the date of acquisition, which are not material, have been included in the Company’s condensed consolidated statements of operations.
5.     Investments and Fair Value Measurements
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s available-for-sale securities, including those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$85,019	$2	$(407)	$84,614
Corporate debt securities	26,159	3	(122)	26,040
Commercial paper	4,664	1	(2)	4,663
U.S. government agency securities	1,250	—	—	1,250
Total	$117,092	$6	$(531)	$116,567

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$92,611	$74	$(105)	$92,580
Corporate debt securities	25,491	23	(44)	25,470
U.S. government agency securities	3,987	—	(1)	3,986
Commercial paper	2,588	—	—	2,588
Total	$124,677	$97	$(150)	$124,624
Unrealized gains and losses on available-for-sale securities, net of tax, are included within accumulated other comprehensive loss in the condensed consolidated balance sheets. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost basis. Based on the evaluation of available evidence, the Company does not believe any unrealized losses on its marketable securities as of September 30, 2026 represent credit losses.
As of September 30, 2026, the fair values of available-for-sale securities, excluding those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets, by remaining contractual maturity were as follows (in thousands):

September 30, 2026
Due within one year	$56,498
Due in one year through five years	45,642
Total	$102,140

The Company offers a non-qualified deferred compensation plan to eligible U.S. employees and directors. The Company held $3.5 million and $2.2 million of mutual funds that are associated with this plan and were classified as restricted trading securities as of September 30, 2026 and March 31, 2026, respectively. These securities are not included in the tables above but are included as marketable securities in the condensed consolidated balance sheets.
The Company recorded interest income from its cash, cash equivalents, and marketable securities of $13.1 million and $13.5 million for the three months ended September 30, 2026 and 2025, respectively, and $22.2 million and $26.0 million for the six months ended September 30, 2026 and 2025, respectively.
The following tables present the Company’s financial assets that have been measured at fair value on a recurring basis as of September 30, 2026 and March 31, 2026 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,513,618	$—	$—	$1,513,618
U.S. treasury securities	—	12,432	—	12,432
Commercial paper	—	1,995	—	1,995
Marketable securities:
Mutual funds	3,470	—	—	3,470
U.S. treasury securities	—	72,182	—	72,182
Corporate debt securities	—	26,040	—	26,040
Commercial paper	—	2,668	—	2,668
U.S. government agency securities	—	1,250	—	1,250
Total financial assets	$1,517,088	$116,567	$—	$1,633,655

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$528,169	$—	$—	$528,169
Marketable securities:
Mutual funds	2,165	—	—	2,165
U.S. treasury securities	—	92,580	—	92,580
Corporate debt securities	—	25,470	—	25,470
U.S. government agency securities	—	3,986	—	3,986
Commercial paper	—	2,588	—	2,588
Total financial assets	$530,334	$124,624	$—	$654,958
The fair value of the exchangeable notes is determined based on quoted prices in inactive markets, which is considered a Level 2 valuation input. See Note 8, Long-term Debt, for further details.
6.    Goodwill and Other Intangible Assets, Net
Changes in the carrying amount of goodwill for the six months ended September 30, 2026 consisted of the following (in thousands):

September 30, 2026
Balance, beginning of period	$1,350,256
Goodwill from acquisition	61,383
Foreign currency impact	119
Balance, end of period	$1,411,758

Intangible assets, net, excluding goodwill, consisted of the following (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$74,745	$(18,643)	$56,102
Customer relationships	3,711	(548)	3,163
Trademarks and tradenames	2,850	(133)	2,717
Total intangible assets	$81,306	$(19,324)	$61,982

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$35,710	$(13,057)	$22,653
Customer relationships	312	(115)	197
Total intangible assets	$36,022	$(13,172)	$22,850
Amortization of intangible assets totaled $3.1 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively, and $6.1 million and $2.8 million for the six months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the estimated future amortization expense of the Company’s intangible assets was as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2027 (remaining six months)	$6,274
2028	12,543
2029	11,634
2030	10,368
2031	7,824
Thereafter	13,339
Total	$61,982
7.    Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended September 30, 2026 was 36.7% compared to 34.3% for the three months ended September 30, 2025. The increase in the effective tax rate for the three months ended September 30, 2026 was primarily due to an increase in the net controlled foreign corporation tested income (“NCTI”) inclusion, partially offset by the recognition of a $9.4 million tax benefit related to an intra-entity transfer of the global economic rights of Bindplane IP from a wholly-owned U.S. subsidiary of the Company to a wholly-owned Swiss subsidiary of the Company.
The Company’s effective tax rate for the six months ended September 30, 2026 was 44.4% compared to 37.6% for the six months ended September 30, 2025. The increase in the effective tax rate for the six months ended September 30, 2026 was primarily due to an increase in the NCTI inclusion and the tax impact of share-based compensation shortfalls recognized in the current fiscal year as compared to share-based compensation windfalls recognized in the prior fiscal year. This increase was partially offset by the recognition of a $9.4 million tax benefit related to an intra-entity transfer of the global economic rights of Bindplane IP from a wholly-owned U.S. subsidiary of the Company to a wholly-owned Swiss subsidiary of the Company.

8.    Long-term Debt
2031 Exchangeable Senior Notes
In August 2026, Dynatrace LLC, an indirect wholly owned subsidiary of the Company, issued $1,437.5 million aggregate principal amount of Exchangeable Senior Notes (the “2031 Notes”). The 2031 Notes mature on September 1, 2031, unless earlier exchanged, redeemed, or repurchased. The 2031 Notes do not bear regular interest and the principal amount of the 2031 Notes does not accrete. The 2031 Notes were issued pursuant to an indenture dated as of August 20, 2026 (the “Indenture”), among Dynatrace LLC, the Company, and U.S. Bank Trust Company, National Association, as trustee. The 2031 Notes are senior, unsecured obligations of Dynatrace LLC and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by the Company.
The Company accounts for the 2031 Notes as a liability at amortized cost, as no embedded features require bifurcation or other separate accounting. Costs of $26.9 million incurred in connection with the issuance of the 2031 Notes are reported net with the liability and are amortized using the effective interest rate method over the term of the 2031 Notes.
The 2031 Notes are exchangeable at an initial exchange rate of 15.5585 shares of the Company’s common stock per $1,000 principal amount of 2031 Notes, which is equivalent to an initial exchange price of $64.27 per share and represents approximately 22.4 million shares of the Company’s common stock. The initial exchange price represented an exchange premium of approximately 35% above the last reported sale price of $47.61 per share of the common stock on The New York Stock Exchange on August 17, 2026. The exchange rate of the 2031 Notes is subject to adjustment as provided in the Indenture.
Prior to the close of business on the business day immediately preceding June 1, 2031, holders may exchange all or any portion of the 2031 Notes only upon the occurrence of one or more of the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on December 31, 2026 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ended on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 150% of the exchange price on each applicable trading day;
•during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the exchange rate on each such trading day;
•if Dynatrace LLC calls any 2031 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2031 Notes called (or deemed called, in the case of an optional redemption) for redemption; or
•upon the occurrence of specified corporate events, as set forth in the Indenture.
On or after June 1, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their 2031 Notes at any time regardless of the foregoing circumstances. Upon exchange of the 2031 Notes, Dynatrace LLC will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of both, at Dynatrace LLC’s election.
Dynatrace LLC may not redeem the 2031 Notes prior to September 6, 2029, except in the event of a Cleanup Redemption (as defined below). On or after September 6, 2029 and prior to the 21st scheduled trading day immediately preceding the maturity date, Dynatrace LLC may redeem for cash all or any portion of the 2031 Notes (subject to a partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which Dynatrace LLC provides notice of redemption (an “Optional Redemption”). In addition, subject to certain conditions, Dynatrace LLC may redeem for cash all, but not less than all, of the 2031 Notes at any time prior to the 21st scheduled trading day immediately preceding the maturity date if the aggregate principal amount of the 2031 Notes that remains outstanding at such time is less than $100 million (a “Cleanup Redemption”). The redemption price for any 2031 Notes called for Optional Redemption or Cleanup Redemption will be equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the related redemption date. No sinking fund is provided for the 2031 Notes.
Subject to certain conditions, holders of the 2031 Notes will have the right to require Dynatrace LLC to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the Indenture) at a repurchase price of 100% of their principal amount plus any accrued and unpaid special interest, if any. In connection with certain corporate events or if Dynatrace LLC calls any 2031 Notes for redemption, Dynatrace LLC will, under certain circumstances, increase the exchange rate for holders who elect to exchange their 2031 Notes in connection with any such corporate event or exchange their 2031 Notes called for redemption.

The following table presents the net carrying value and fair value of the 2031 Notes as of September 30, 2026 (in thousands):

September 30, 2026
Principal	$1,437,500
Less: unamortized debt issuance costs	(26,258)
Net carrying value	$1,411,242

Fair value (1)	$1,583,454
_________________
(1) The fair value was determined based on the closing quoted price of the 2031 Notes on the last trading day of the period and is classified as Level 2 in the fair value hierarchy, because the 2031 Notes are not actively traded in the market.
Exchangeable note hedge and warrant transactions
In connection with the 2031 Notes, Dynatrace LLC and the Company entered into exchangeable note hedge transactions (the “2031 Exchangeable Note Hedges”) for an aggregate premium of $412.6 million. The 2031 Exchangeable Note Hedges are expected to reduce the potential dilution to the Company’s common stock if the 2031 Exchangeable Notes are exchanged and/or offset any cash payments the Company may be required to make in excess of the principal amount.
The 2031 Exchangeable Note Hedges cover approximately 22.4 million shares of the Company’s common stock at an initial strike price of $64.27 per share, subject to anti-dilution adjustments substantially similar to those applicable to the 2031 Notes. The 2031 Exchangeable Note Hedges will expire upon the maturity of the 2031 Notes, if not earlier exercised or terminated.
Separately from the 2031 Exchangeable Note Hedges and in connection with the 2031 Notes, the Company entered into warrant transactions (the “2031 Warrants”) to acquire up to 22.4 million shares of the Company’s common stock at an initial strike price of $107.12 per share, subject to certain adjustments under the terms of the 2031 Warrants. The Company received proceeds of $244.8 million from the issuance of the 2031 Warrants. The 2031 Exchangeable Note Hedges and 2031 Warrants will generally have the effect of increasing the exchange price of the 2031 Notes to the 2031 Warrants strike price of $107.12 per share.
The Company determined that the 2031 Exchangeable Note Hedges and 2031 Warrants meet the criteria for equity classification, because they are indexed to the Company's common stock and the Company has the option to settle both in shares of common stock or in cash. The 2031 Exchangeable Note Hedges and 2031 Warrants are not remeasured as long as they continue to meet the criteria for equity classification. The Company recognized the purchase of the 2031 Exchangeable Note Hedges as a decrease in additional paid-in capital and the 2031 Warrants as an increase in additional paid-in capital.
The Company structured the 2031 Exchangeable Note Hedges as tax integrated for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $412.6 million cost of the 2031 Exchangeable Note Hedges will be deductible for income tax purposes over the life of the hedges. As a result, the Company established a deferred income tax asset of $94.3 million at inception, with a corresponding offset in additional paid-in capital.
2022 Credit Facility
In August 2026, in connection with the 2031 Notes, Dynatrace LLC terminated its senior secured revolving credit facility in an aggregate amount of $400.0 million, which had been originally entered into in December 2022 (the “2022 Credit Facility”) and recognized unamortized debt issuance costs of $0.7 million within “Interest income, net” in the condensed consolidated statements of operations. No amounts were outstanding under the 2022 Credit Facility upon termination. The 2022 Credit Facility had sublimits for swing line loans up to $30.0 million and for the issuance of standby letters of credit in a face amount up to $45.0 million. The 2022 Credit Facility was due to mature on December 2, 2027.
The debt issuance costs incurred in connection with the 2022 Credit Facility were included within “Other assets” in the condensed consolidated balance sheets and were amortized into interest expense over the contractual term of the 2022 Credit Facility.
2026 Credit Facility
In September 2026, Dynatrace LLC entered into a new Credit Agreement for a senior secured revolving credit facility (the “2026 Credit Facility”) in an aggregate amount of $500.0 million. The 2026 Credit Facility has sublimits for swing line loans of up to $30.0 million and for the issuance of standby letters of credit in a face amount of up to $45.0 million. As of September 30, 2026, there was $500.0 million of availability under the 2026 Credit Facility as no amounts were outstanding and there were no letters of credit issued thereunder.
The 2026 Credit Facility is scheduled to mature on June 24, 2031 with the option for two one-year extensions. However, if an aggregate principal amount greater than $300.0 million on the 2031 Notes remains outstanding on June 2, 2031, the 2026 Credit Facility will instead mature on such date.

Borrowings under the 2026 Credit Facility are available in U.S. dollars, Euros, Pounds Sterling, and Canadian Dollars subject to an aggregate $100.0 million cap on non-U.S. dollar denominated borrowings. Borrowings under the 2026 Credit Facility will accrue interest at (i) the Term Secured Overnight Financing Rate, (ii) the Euro Interbank Offer Rate, (iii) the Adjusted Term Canadian Overnight Repo Rate, (iv) Daily Simple Sterling Overnight Index Average, or (v) the base rate as defined per the 2026 Credit Facility, in each case, plus an applicable margin as defined by the 2026 Credit Facility. Interest payments are due quarterly, or more frequently, based on the terms of the 2026 Credit Facility.
The 2026 Credit Facility fees include (i) a commitment fee at the rate per annum equal to the applicable margin, as defined by the 2026 Credit Facility, times the actual daily amount by which the aggregate revolving credit commitments exceeds the principal amount of revolving loans and line of credit obligations then outstanding, (ii) a fronting fee equal to 0.125% of the face amount of each letter of credit, (iii) a participation fee at a rate per annum equal to the applicable margin, as defined per the 2026 Credit Facility, in effect during each day of such quarter applied to the daily average face amount of letters of credit outstanding during such quarter, and (iv) customary administrative fees.
Debt issuance costs of $2.1 million were incurred in connection with the 2026 Credit Facility. The debt issuance costs are included within “Other assets” in the consolidated balance sheets and are being amortized into interest expense over the contractual term of the 2026 Credit Facility. There were $2.1 million of unamortized debt issuance costs as of September 30, 2026.
Pursuant to the 2026 Credit Facility, obligations owed thereunder are secured by a first priority lien on certain assets of Dynatrace LLC, including a pledge of the equity interests of certain subsidiaries. Under certain circumstances, the guarantees may be released without action by, or consent of, the administrative agent of the 2026 Credit Facility. The 2026 Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants, including financial covenants that require the Company to maintain specified financial ratios. At September 30, 2026, the Company was in compliance with all applicable covenants.
Interest expense
Interest expense, including amortization of debt issuance costs, was $0.7 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $0.4 million for the six months ended September 30, 2026 and 2025, respectively.
9.    Leases
The Company leases office space under non-cancelable operating leases which expire at various dates from fiscal 2027 to 2037. As of September 30, 2026, the weighted average remaining lease term was 7.6 years and the weighted average discount rate was 4.0%. The Company did not have any finance leases as of September 30, 2026.
The following table presents information about leases reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$5,121	$4,282	$10,373	$8,165
Short-term lease expense	$475	$427	$825	$1,114
Variable lease expense	$634	$488	$1,153	$783

The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Six Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	14,192	9,243
Operating lease assets obtained in exchange for new operating lease liabilities (1)	1,195	15,479
_________________
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.

As of September 30, 2026, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Amount
2027	$14,448
2028	25,741
2029	23,965
2030	22,562
2031	20,026
Thereafter	70,924
Total operating lease payments	177,666
Less: imputed interest	(24,383)
Total operating lease liabilities	$153,283

As of September 30, 2026, the Company had a commitment of $4.0 million for an operating lease that has not yet commenced, and therefore is not included in the right-of-use assets or operating lease liabilities. This operating lease is expected to commence later in fiscal 2027 with a lease term of five years.
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
Share Repurchase Programs
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
The following table summarizes share repurchase activity during the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Shares repurchased and retired	5,184	994	12,266	1,899
Total value of shares repurchased and retired(1)	$245,634	$50,003	$521,112	$95,034
Estimated excise taxes on shares repurchased	$1,865	$—	$3,453	$—
_________________
(1) Includes commissions paid.
As of September 30, 2026, $327.5 million remained available for future repurchases. On November 3, 2026, the Company announced a new share repurchase program under which it is authorized to purchase up to $1 billion of common stock. Refer to Note 15, Subsequent Events, for further details.

12.    Share-based Compensation
The following table summarizes the components of total share-based compensation expense included in the condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$10,394	$10,015	$19,760	$19,865
Research and development	30,648	29,718	60,164	56,579
Sales and marketing	21,609	22,576	41,496	42,610
General and administrative	15,510	14,505	30,317	29,655
Total share-based compensation	$78,161	$76,814	$151,737	$148,709
Amended and Restated 2019 Equity Incentive Plan
In July 2019, the Company’s Board of Directors (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which was subsequently approved by the Company’s stockholders and was later amended and restated by the Board in January 2021.
The Company initially reserved 52,000,000 shares of common stock for the issuance of awards under the Equity Incentive Plan. The Equity Incentive Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding March 31 or such lesser number determined by the Compensation Committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2026, 68,476,722 shares of common stock were available for future issuance under the Equity Incentive Plan.
Restricted shares and units
The following table provides a summary of changes in the number of RSUs and restricted stock awards (“RSAs”) for the six months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSAs	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Balance, March 31, 2026	10,403	$51.96	61	$49.05
Granted	7,147	43.10	—	—
Vested	(3,583)	52.04	(30)	49.05
Forfeited	(826)	52.69	—	—
Balance, September 30, 2026	13,141	$47.06	31	$49.05
RSUs outstanding as of September 30, 2026 were comprised of 11.9 million RSUs with only service conditions and 1.2 million RSUs with both service and performance or market-based conditions (“PSUs”).
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

As of September 30, 2026, the total unrecognized compensation expense related to unvested RSUs was $535.6 million and is expected to be recognized over a weighted average period of 2.3 years. As of September 30, 2026, the total unrecognized compensation expense related to unvested RSAs was $0.9 million and is expected to be recognized over a weighted average period of 0.4 years.
Stock options
The Company has not granted new stock options since fiscal 2022. The following table summarizes activity for stock options during the six months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balance, March 31, 2026	1,727	$22.11
Exercised	(243)	21.29
Forfeited or expired	(4)	49.68
Balance, September 30, 2026	1,480	$22.18	3.0	$52,634
Options vested and expected to vest at September 30, 2026	1,480	$22.18	3.0	$52,634
Options vested and exercisable at September 30, 2026	1,480	$22.18	3.0	$52,634
As of September 30, 2026, there was no unrecognized compensation expense related to non-vested stock options.
Employee Stock Purchase Plan
In July 2019, the Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “ESPP”). The Company offers, sells, and issues shares of common stock under the ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the ESPP. The ESPP provides for six-month offering periods and each offering period consists of six-month purchase periods. On each purchase date, eligible employees purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date. During the six months ended September 30, 2026, 352,344 shares of common stock were purchased under the ESPP. As of September 30, 2026, 23,311,662 shares of common stock were available for future issuance under the ESPP.
As of September 30, 2026, there was $1.7 million of unrecognized share-based compensation related to the ESPP that is expected to be recognized over the remaining term of the current offering period.

13.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income per share, basic:
Numerator:
Net income	$67,764	$57,243	$104,415	$105,198
Denominator:
Weighted average shares outstanding, basic	288,025	301,558	290,099	300,859
Net income per share, basic	$0.24	$0.19	$0.36	$0.35

Net income per share, diluted:
Numerator:
Net income	$67,764	$57,243	$104,415	$105,198
Interest expense on exchangeable senior notes, net of tax	458	—	458	—
Net income used to compute net income per share, diluted	$68,222	$57,243	$104,873	$105,198
Denominator:
Weighted average shares outstanding, basic	288,025	301,558	290,099	300,859
Dilutive effect of share-based awards	3,436	2,745	2,495	3,942
Dilutive effect of exchangeable senior notes	10,210	—	5,133	—
Weighted average shares outstanding, diluted	301,671	304,303	297,727	304,801
Net income per share, diluted	$0.23	$0.19	$0.35	$0.35
The effect of certain common share equivalents were excluded from the computation of weighted-average diluted shares outstanding for the three and six months ended September 30, 2026 and 2025 as inclusion would have resulted in anti-dilution. A summary of these weighted-average anti-dilutive common share equivalents is provided in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Unvested RSAs and RSUs	3,435	5,259	4,324	3,537
Stock options	40	44	80	44
Shares committed under ESPP	—	—	10	—
Warrants related to the exchangeable senior notes	10,210	—	5,133	—

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
The CODM also utilizes expense information in order to assess the Company’s financial performance. The Company’s significant expenses and other segment items, as included in consolidated net income, are provided in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenue	$579,918	$493,849	$1,134,466	$971,198

Adjusted cost of revenue(1)	99,586	78,601	190,584	151,708
Adjusted research and development expenses(1)	100,083	84,118	203,511	162,026
Adjusted sales and marketing expenses(1)	157,736	144,550	317,685	287,529
Adjusted general and administrative expenses(1)	38,230	33,761	76,803	74,010
Share-based compensation and related employer payroll taxes	81,347	78,979	161,381	158,899
Amortization of intangibles	2,630	871	5,027	1,719
Other segment items(2)	32,542	15,726	75,060	30,109
Segment net income	$67,764	$57,243	$104,415	$105,198

Consolidated net income	$67,764	$57,243	$104,415	$105,198
_________________
(1) Excludes share-based compensation; employer payroll taxes on employee stock transactions; amortization of intangibles; and acquisition-related, restructuring and other-non-recurring or unusual items, which are independently reviewed by the CODM.
(2) Other segment items primarily include interest income, net; other (expense) income, net; and income tax expense, as reported in the condensed consolidated statements of operations. Other segment items also include $4.7 million and $12.4 million of acquisition-related, restructuring, and other non-recurring or unusual items for the three and six months ended September 30, 2026, respectively. There were no acquisition-related, restructuring, and other non-recurring or unusual items for the three and six months ended September 30, 2025.
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
Long-lived assets, net
The following table presents the Company’s long-lived assets, net, which consists of property and equipment, net, and operating lease right-of-use asset, net, by geographic region for the periods presented (in thousands):

	September 30, 2026	March 31, 2026
North America	$38,122	$40,905
Europe, Middle East and Africa	155,755	163,985
Asia Pacific	5,886	6,876
Latin America	766	512
Total long-lived assets, net	$200,529	$212,278

15.    Subsequent Events
Acquisition of Arize AI, Inc. (“Arize”)
On October 1, 2026, the Company acquired all of the outstanding equity of Arize, an AI observability and evaluation platform delivering continual learning for agents. This acquisition will enable the Company’s customers to evaluate, operate, and continuously improve AI applications from development through production at scale.
The Company acquired Arize for consideration of $815.9 million of cash paid at closing and an aggregate 1.8 million shares of restricted common stock and RSUs, valued at $98.2 million as of the execution date. The shares of restricted stock are subject to release in the future and the RSUs will vest based on future service periods. These shares of restricted stock and RSUs will be recognized as share-based compensation over their respective future service periods. At closing, the Company also issued $26.0 million of additional RSUs to Arize employees which will vest based on future service periods.
The Company is in the process of allocating the purchase consideration over the fair value of identifiable assets and liabilities assumed. The financial results of Arize will be included in the Company’s condensed consolidated financial statements from the date of acquisition.
Authorization of New Share Repurchase Program
On November 3, 2026, the Company announced a new share repurchase program under which it is authorized to purchase up to $1 billion of common stock from time to time on the open market or through privately negotiated transactions, including, without limitation, through Rule 10b5-1 trading plans, any other legally permissible means, or any combination of the foregoing. Share repurchases under the new authorization may commence upon full utilization of the Company’s share repurchase authorization that began on February 11, 2026. The new share repurchase program has no time limit and does not obligate the Company to acquire any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases under the program are expected to be funded from a combination of existing cash balances and future cash flow.

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
Second-Quarter 2027 Financial Highlights
Our financial highlights for the three months ended September 30, 2026 were:
•Our annual recurring revenue (“ARR”) was $2,207 million as of September 30, 2026, which reflected 16% growth year-over-year;
•Our total revenue was $580 million, which reflected 17% growth year-over-year;
•Our subscription revenue was $553 million, which reflected 17% growth year-over-year;
•We delivered GAAP income from operations of $96 million and non-GAAP income from operations(1) of $184 million; and
•Our net cash provided by operating activities and adjusted free cash flow(1) was $41 million and $42 million, respectively.
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
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of September 30,
	2026	2025
	(in thousands, except percentages)
Total ARR	$2,207,223	$1,899,402
Year-over-year increase	16%	17%
Dollar-based net retention rate	109%	111%

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Non-GAAP income from operations(1)	184,283	152,819	345,883	295,925
Adjusted free cash flow(1)	42,290	27,830	351,467	289,987
_________________
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
Non-GAAP income from operations: We define non-GAAP income from operations as GAAP income from operations adjusted for the following items: share-based compensation; employer payroll taxes on employee stock transactions; amortization of intangibles; and acquisition-related, restructuring, and other non-recurring or unusual items that may arise from time to time.
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

The tables below provide a reconciliation of our non-GAAP income from operations and adjusted free cash flow to their most directly comparable GAAP measure:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
GAAP income from operations	$95,630	$72,969	$167,106	$135,307
Share-based compensation	78,161	76,814	151,737	148,709
Employer payroll taxes on employee stock transactions	3,186	2,165	9,644	10,190
Amortization of intangibles	2,630	871	5,027	1,719
Acquisition-related, restructuring, and other	4,676	—	12,369	—
Non-GAAP income from operations	$184,283	$152,819	$345,883	$295,925

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net cash provided by operating activities	$41,085	32,017	$347,325	$301,709
Purchase of property and equipment	(5,079)	(4,187)	(8,230)	(11,669)
Capitalized software additions	—	—	—	(194)
Cash paid for acquisition-related, restructuring, and other costs	6,284	—	12,372	141
Adjusted free cash flow	$42,290	$27,830	351,467	289,987
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
General and administrative. General and administrative expenses primarily consist of the personnel and facility-related costs for our executive, finance, legal, people and culture and administrative personnel, and other corporate expenses, including those associated with our ongoing public reporting obligations and acquisition-related costs. We anticipate continuing to incur additional expenses as we continue to invest in the growth of our operations.
Amortization of other intangibles. Amortization of other intangibles primarily consists of amortization of customer relationships and tradenames acquired from business combinations and asset acquisitions. To the extent significant future acquisitions are consummated, we expect that our amortization of other intangibles may increase.
Interest Income, Net
Interest income, net, consists primarily of interest income from money market funds, bank deposits, and debt securities held as marketable securities, partially offset by interest expense associated with fees on our Credit Facilities (as defined later in this section) and amortization of debt issuance costs.
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
Our income tax rate varies from the U.S. federal statutory rate mainly due to (1) the net controlled foreign corporation tested income (“NCTI”) inclusion, (2) foreign withholding taxes, (3) royalty income related to the intra-entity asset transfer of the global economic rights of our IP from a wholly-owned U.S. subsidiary to a wholly-owned Swiss subsidiary, and (4) nondeductible executive compensation. We expect these items to continue to affect our income tax rate and income tax expense.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.
Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026		2025
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$553,112	95%	$473,089	96%
Service	26,806	5%	20,760	4%
Total revenue	579,918	100%	493,849	100%
Cost of revenue:
Cost of subscription	88,504	15%	68,404	14%
Cost of service	21,929	4%	20,501	4%
Amortization of acquired technology	2,327	—%	859	—%
Total cost of revenue(1)	112,760	19%	89,764	18%
Gross profit	467,158	81%	404,085	82%

Operating expenses:
Research and development(1)	132,212	23%	114,992	23%
Sales and marketing(1)	180,269	31%	167,675	34%
General and administrative(1)	58,744	10%	48,437	10%
Amortization of other intangibles	303	—%	12	—%
Total operating expenses	371,528		331,116
Income from operations	95,630	16%	72,969	15%
Interest income, net	11,794		13,242
Other (expense) income, net	(455)		894
Income before income taxes	106,969		87,105
Income tax expense	(39,205)		(29,862)
Net income	$67,764		$57,243
(1)  Includes share-based compensation expense as follows:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Cost of revenue	$10,394	$10,015
Research and development	30,648	29,718
Sales and marketing	21,609	22,576
General and administrative	15,510	14,505
Total share-based compensation	$78,161	$76,814

Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Subscription	$553,112	$473,089	$80,023	17%
Service	26,806	20,760	6,046	29%
Total revenue	$579,918	$493,849	$86,069	17%
Subscription
Subscription revenue increased by $80.0 million, or 17%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to existing customers expanding their use of the Dynatrace platform combined with the adoption of our solutions by new customers.
Service
Service revenue increased by $6.0 million, or 29%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily due to growth in customer demand for product enablement and adoption services.
Cost of Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$88,504	$68,404	$20,100	29%
Cost of service	21,929	20,501	1,428	7%
Amortization of acquired technology	2,327	859	1,468	171%
Total cost of revenue	$112,760	$89,764	$22,996	26%
Cost of subscription
Cost of subscription increased by $20.1 million, or 29%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily due to increased cloud-based hosting costs of $16.4 million to support the growing usage of our SaaS platform.
Cost of service
Cost of service increased by $1.4 million, or 7%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily due to increased professional fees of $0.6 million to support product enablement and adoption for our growing business.
Amortization of acquired technologies
Amortization of acquired technology increased by $1.5 million, or 171%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily attributable to amortization from developed technology acquired as part of the Bindplane acquisition during the first quarter of fiscal 2027.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$464,608	$404,685	$59,923	15%
Service	4,877	259	4,618	1,783%
Amortization of acquired technology	(2,327)	(859)	(1,468)	171%
Total gross profit	$467,158	$404,085	$63,073	16%
Gross margin:
Subscription	84%	86%
Service	18%	1%
Total gross margin	81%	82%
Subscription
Subscription gross profit increased by $59.9 million, or 15%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Subscription gross margin decreased to 84% for the three months ended September 30, 2026 compared to 86% for the three months ended September 30, 2025. The decrease in gross margin was primarily due to higher cloud-based hosting costs, which were driven by increased customer utilization of our SaaS platform and expanding adoption of platform features, slightly offset by efficiencies in personnel costs.
Service
Service gross profit increased by $4.6 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Service gross margin increased to 18% compared to 1% for the three months ended September 30, 2025. The increase in gross margin was primarily due to growth in customer demand for product enablement and adoption services and efficiencies in personnel costs.
Operating Expenses

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$132,212	$114,992	$17,220	15%
Sales and marketing	180,269	167,675	12,594	8%
General and administrative	58,744	48,437	10,307	21%
Amortization of other intangibles	303	12	291	2,425%
Total operating expenses	$371,528	$331,116	$40,412	12%
Research and development
Research and development expenses increased by $17.2 million, or 15%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily the result of increased personnel costs of $13.4 million, inclusive of a $0.9 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of our platform. Cloud-based hosting costs incurred in developing our platform also increased by $2.9 million.

Sales and marketing
Sales and marketing expenses increased by $12.6 million, or 8%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily due to personnel costs of $7.3 million, inclusive of share-based compensation, due to headcount growth as we continue to invest in our go-to-market strategy. Further contributing to the increase were higher selling costs of $2.9 million.
General and administrative
General and administrative expenses increased $10.3 million, or 21%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily due to increased personnel costs of $2.5 million, inclusive of $1.0 million share-based compensation. Acquisition-related costs increased by $4.7 million, primarily associated with our acquisition of Arize AI, Inc. (“Arize”), which closed on October 1, 2026. For additional information, please see Note 15, Subsequent Events, of the condensed consolidated financial statements in this Quarterly Report.
Amortization of other intangibles
Amortization of other intangibles increased $0.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily attributable to amortization from other intangible assets acquired as part of the Bindplane acquisition during the first quarter of fiscal 2027.
Interest Income, Net
Interest income, net, for the three months ended September 30, 2026 decreased 11% compared to the three months ended September 30, 2025. The decrease is primarily due to unamortized debt issuance costs recognized in connection with the termination of the 2022 Credit Facility (as defined below) and higher amortization of debt issuance costs related to the 2031 Notes (as defined below).
Other (Expense) Income, Net
Other expense, net, was $0.5 million for the three months ended September 30, 2026 compared to other income, net, of $0.9 million for the three months ended September 30, 2025. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
Income tax expense was $39.2 million for the three months ended September 30, 2026, which increased by $9.3 million from $29.9 million for the three months ended September 30, 2025. This increase was primarily due to an increase in pre-tax income and the NCTI inclusion, partially offset by the recognition of a $9.4 million tax benefit related to an intra-entity transfer of the global economic rights of Bindplane IP from a wholly-owned U.S. subsidiary of the Company to a wholly-owned Swiss subsidiary of the Company.

Comparison of the Six Months Ended September 30, 2026 and 2025

	Six Months Ended September 30,
	2026		2025
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenue:
Subscription	$1,083,367	95%	$930,596	96%
Service	51,099	5%	40,602	4%
Total revenue	1,134,466	100%	971,198	100%
Cost of revenue:
Cost of subscription	168,764	15%	133,422	14%
Cost of service	42,987	4%	39,856	4%
Amortization of acquired technology	4,462	—%	1,695	—%
Total cost of revenue (1)	216,213	19%	174,973	18%
Gross profit	918,253	81%	796,225	82%

Operating expenses:
Research and development (1)	268,202	24%	223,164	23%
Sales and marketing (1)	361,900	32%	332,989	34%
General and administrative (1)	120,480	11%	104,741	11%
Amortization of other intangibles	565	—%	24	—%
Total operating expenses	751,147		660,918
Income from operations	167,106	15%	135,307	14%
Interest income, net	20,687		25,537
Other (expense) income, net	(23)		7,651
Income before income taxes	187,770		168,495
Income tax expense	(83,355)		(63,297)
Net income	$104,415		$105,198
(1)  Includes share-based compensation expense as follows:

	Six Months Ended September 30,
	2026	2025
	(in thousands)
Cost of revenue	$19,760	$19,865
Research and development	60,164	56,579
Sales and marketing	41,496	42,610
General and administrative	30,317	29,655
Total share-based compensation	$151,737	$148,709
Revenue

	Six Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Subscriptions	$1,083,367	$930,596	$152,771	16%
Services	51,099	40,602	10,497	26%
Total revenue	$1,134,466	$971,198	$163,268	17%

Subscription
Subscription revenue increased by $152.8 million, or 16%, for the six months ended September 30, 2026, as compared to the six months ended September 30, 2025, primarily due to existing customers expanding their use of the Dynatrace platform combined with the adoption of our solutions by new customers.
Service
Service revenue increased by $10.5 million, or 26%, for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The increase was primarily due to growth in customer demand for product enablement and adoption services.
Cost of Revenue

	Six Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Cost of subscription	$168,764	$133,422	$35,342	26%
Cost of service	42,987	39,856	3,131	8%
Amortization of acquired technology	4,462	1,695	2,767	163%
Total cost of revenue	$216,213	$174,973	$41,240	24%
Cost of subscription
Cost of subscription increased $35.3 million, or 26%, for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The increase was primarily due to increased cloud-based hosting costs of $29.7 million to support the growing usage of the Dynatrace SaaS platform.
Cost of service
Cost of service increased $3.1 million, or 8%, for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The increase was primarily due to increased professional fees of $0.9 million to support product enablement and adoption for our growing business.
Amortization of acquired technologies
Amortization of acquired technology increased by $2.8 million, or 163%, for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The increase was primarily attributable to amortization from developed technology acquired as part of the Bindplane acquisition during the first quarter of fiscal 2027.

Gross Profit and Gross Margin

	Six Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Gross profit:
Subscription	$914,603	$797,174	$117,429	15%
Service	8,112	746	7,366	987%
Amortization of acquired technology	(4,462)	(1,695)	(2,767)	163%
Total gross profit	$918,253	$796,225	$122,028	15%
Gross margin:
Subscription	84%	86%
Service	16%	2%
Amortization of acquired technology	(100%)	(100%)
Total gross margin	81%	82%
Subscription
Subscription gross profit increased by $117.4 million, or 15%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Subscription gross margin decreased to 84% for the six months ended September 30, 2026 compared to 86% for the six months ended September 30, 2025. The decrease in gross margin was primarily due to higher cloud-based hosting costs, which were driven by increased customer utilization of our SaaS platform and expanding adoption of platform features, slightly offset by efficiencies in personnel costs.
Service
Service gross profit increased by $7.4 million, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Service gross margin increased to 16% for the six months ended September 30, 2026 compared to 2% for the six months ended September 30, 2025. The increase in gross margin was primarily due to growth in customer demand for product enablement and adoption services and efficiencies in personnel costs.
Operating Expenses

	Six Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands, except percentages)
Operating expenses:
Research and development	$268,202	$223,164	$45,038	20%
Sales and marketing	361,900	332,989	28,911	9%
General and administrative	120,480	104,741	15,739	15%
Amortization of other intangibles	565	24	541	2,254%
Total operating expenses	$751,147	$660,918	$90,229	14%
Research and development
Research and development expenses increased by $45.0 million, or 20%, for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The increase was primarily the result of increased personnel costs of $36.9 million, inclusive of a $3.6 million increase in share-based compensation, largely due to headcount growth to support the continued expansion of functionality and capabilities of our platform. Cloud-based hosting costs incurred in developing our platform also increased by $5.2 million.

Sales and marketing
Sales and marketing expenses increased by $28.9 million, or 9%, for the six months ended September 30, 2026, as compared to the six months ended September 30, 2025. The increase was primarily the result of increased personnel costs of $16.7 million, inclusive of share-based compensation, due to headcount growth as we continue to invest in our go-to-market strategy. Further contributing to the increase were higher selling costs of $4.5 million and increased advertising and marketing costs of $2.6 million.
General and administrative
General and administrative expenses increased $15.7 million, or 15%, for the six months ended September 30, 2026, as compared to the six months ended September 30, 2025. The increase was primarily due to increased professional fees of $12.5 million, due to acquisition-related and other non-recurring costs.
Amortization of other intangibles
Amortization of other intangibles increased by $0.5 million, for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The increase was primarily attributable to amortization from other intangible assets acquired as part of the Bindplane acquisition during the first quarter of fiscal 2027.
Interest Income, Net
Interest income, net, for the six months ended September 30, 2026 decreased 19% compared to the six months ended September 30, 2025. The decrease was primarily due reduced cash equivalents and marketable securities as we increased our share repurchases. Additionally, interest expense increased due to higher amortization of debt issuance costs, primarily related to the 2031 Notes.
Other (Expense) Income, Net
Other expense, net, was marginal for the six months ended September 30, 2026 as compared to other income, net, of $7.7 million for the six months ended September 30, 2025. The change was primarily the result of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, including balances between subsidiaries.
Income Tax Expense
Income tax expense was $83.4 million for the six months ended September 30, 2026, which increased by $20.1 million from $63.3 million for the six months ended September 30, 2025. This increase was primarily due to an increase in pre-tax income, the NCTI inclusion, and the tax impact of share-based compensation shortfalls recognized in the current fiscal year as compared to share-based compensation windfalls recognized in the prior fiscal year. This was partially offset by the recognition of a $9.4 million tax benefit related to an intra-entity transfer of the global economic rights of Bindplane IP from a wholly-owned U.S. subsidiary of the Company to a wholly-owned Swiss subsidiary of the Company.
Liquidity and Capital Resources
We have historically maintained a disciplined and balanced approach to optimizing costs and improving the efficiency and profitability of our business, while continuing to invest in future growth opportunities that we expect will drive long-term value. Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash provided by operating activities. From time to time, we may borrow under our 2026 Credit Facility (as defined below). As of September 30, 2026, we had $2,075.6 million of cash and cash equivalents, $102.1 million of unrestricted marketable securities, consisting of U.S. Treasury securities, corporate debt securities, commercial paper, and U.S. agency securities that have maturities between one and 30 months, and $500.0 million available under our 2026 Credit Facility.
We have historically financed our operations primarily through payments by our customers for use of our product offerings and related services. We also completed our recent issuance of the 2031 Notes.
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

Our material cash requirements from known contractual and other obligations consist of our rent payments required under operating lease agreements and non-cancelable purchase obligations entered into in the ordinary course of business, primarily for cloud hosting support. As of September 30, 2026, total contractual cash commitments were $667.6 million, with $132.5 million committed within the next 12 months.
On October 1, 2026, we acquired Arize for consideration of $815.9 million of cash paid at closing and an aggregate 1.8 million shares of restricted stock and RSUs, valued at $98.2 million. The shares of restricted stock are subject to release in the future and the RSUs will vest based on future service periods. For additional information, please see Note 15, Subsequent Events, of the condensed consolidated financial statements included in this Quarterly Report.
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
2031 Exchangeable Senior Notes
In August 2026, we issued $1,437.5 million aggregate principal amount of Exchangeable Senior Notes (the “2031 Notes”). The 2031 Notes are senior unsecured obligations that bear no interest and mature on September 1, 2031, unless earlier exchanged, redeemed, or repurchased.
We received net proceeds of $1,411.5 million from the issuance of the 2031 Notes after deducting the initial purchasers’ discounts and commissions and other debt issuance costs. We used $167.8 million of the net proceeds to pay the cost of exchangeable note hedges (the “2031 Exchangeable Note Hedges”), offset by proceeds from the issuance of warrants (the “2031 Warrants”). In addition, we used $134.7 million of the net proceeds to repurchase approximately 2.8 million shares of our common stock from certain purchasers of the 2031 Notes in privately negotiated transactions.
Upon exchange of the 2031 Notes, we may satisfy our obligation in either cash, shares of our common stock, or a combination of both, at our election. As of September 30, 2026, $1,437.5 million aggregate principal amount of the 2031 Notes were outstanding, which could adversely affect our liquidity if settled in cash. For additional information, please see Note 8, Long-term Debt, of the condensed consolidated financial statements included in this Quarterly Report.
Credit Facilities
In September 2026, we entered into a Credit Agreement for a senior secured revolving credit facility (the “2026 Credit Facility”) in an aggregate amount of $500.0 million. As of September 30, 2026, we had $500.0 million available under the 2026 Credit Facility as no amounts were outstanding and there were no letters of credit outstanding. As of September 30, 2026, we were in compliance with all applicable covenants pertaining to the 2026 Credit Facility.
In December 2022, we entered into a senior secured revolving credit facility (the “2022 Credit Facility”) in an aggregate amount of $400.0 million. In August 2026, in connection with the issuance of the 2031 Notes, we terminated the 2022 Credit Facility. No obligations were outstanding at the time of termination.
For additional information, please see Note 8, Long-term Debt, of the condensed consolidated financial statements included in this Quarterly Report.
Share Repurchase Program
In May 2024, we announced a share repurchase program for up to $500 million of common stock. In February 2026, we completed repurchases under this program and announced a new share repurchase program for up to $1 billion of common stock.
For the three months ended September 30, 2026 and 2025, we repurchased and retired 5.2 million and 1.0 million shares of our common stock for a repurchased cost, excluding accrued excise taxes, of $245.6 million and $50.0 million, respectively. For the six months ended September 30, 2026 and 2025, we repurchased and retired 12.3 million and 1.9 million shares of our common stock for a repurchased cost, excluding accrued excise taxes, of $521.1 million and $95.0 million, respectively. For additional information, please see Part II, Item 2 of this Quarterly Report.

On November 3, 2026, we announced a new share repurchase program under which we are authorized to purchase up to $1 billion of common stock. Share repurchases under the new authorization may commence upon the full utilization of our share repurchase authorization that began on February 11, 2026. Including the new authorization, we had approximately $1.3 billion of total remaining buyback capacity as of November 2, 2026. For additional information, please see Note 15, Subsequent Events, of the condensed consolidated financial statements included in this Quarterly Report.
Summary of Cash Flows

	Six Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$347,325	$301,709
Net cash used in investing activities	(85,232)	(6,505)
Net cash provided by (used in) financing activities	723,553	(99,077)
Effect of exchange rate changes on cash and cash equivalents	(2,586)	11,857
Net increase in cash, cash equivalents, and restricted cash	$983,060	$207,984
Operating Activities
Net cash provided by operating activities was $347.3 million during the six months ended September 30, 2026 as compared to $301.7 million during the six months ended September 30, 2025. The $45.6 million increase in net cash provided by operating activities was primarily due to higher collections driven by revenue growth.
Investing Activities
Net cash used in investing activities was $85.2 million during the six months ended September 30, 2026 as compared to $6.5 million during the six months ended September 30, 2025. The $78.7 million increase in net cash used in investing activities was primarily driven by $99.1 million paid for the Bindplane acquisition, partially offset by a $16.7 million increase in proceeds from sales and maturities of investments, net of purchases, and a $3.4 million decrease in the purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $723.6 million during the six months ended September 30, 2026 as compared to $99.1 million of net cash used in financing activities during the six months ended September 30, 2025. The $822.6 million increase in net cash provided by financing activities was driven by $1,411.5 million of proceeds from the issuance of the 2031 Notes, net of debt issuance costs, and $244.8 million of proceeds from the issuance of the 2031 Warrants related to the 2031 Notes, partially offset by a $427.8 million increase in repurchases of common stock and $412.6 million paid to purchase the 2031 Exchangeable Note Hedges.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2026, as compared to the critical accounting policies and estimates disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.
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
Interest Rate Risk
As of September 30, 2026, we had cash and cash equivalents of $2,075.6 million, consisting primarily of money market funds, bank deposits, and highly liquid securities with an original maturity of three months or less, and unrestricted marketable securities of $102.1 million, primarily consisting of U.S. Treasury securities, corporate debt securities, commercial paper, and U.S. agency securities. These interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
As of September 30, 2026, the 2031 Notes had an aggregate principal amount outstanding of $1,437.5 million. The 2031 Notes do not bear regular interest and the principal amount of the 2031 Notes does not accrete. Accordingly, we do not have economic interest rate exposure on the 2031 Notes. However, the fair value of the 2031 Notes fluctuates when interest rates or market prices of our common stock change. We record the 2031 Notes at amortized cost on the condensed consolidated balance sheets and present the fair value for disclosure purposes only.
As of September 30, 2026, we also had the 2026 Credit Facility in place, with availability of $500.0 million. The Credit Facility bears interest based on (i) the Term Secured Overnight Financing Rate, (ii) the Euro Interbank Offer Rate, (iii) the Adjusted Term Canadian Overnight Repo Rate, (iv) Daily Simple Sterling Overnight Index Average, or (v) the base rate as defined per the 2026 Credit Facility, in each case, plus an applicable margin as defined by the Credit Agreement.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of September 30, 2026, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
We have experienced rapid revenue growth in recent periods. Our annual revenue grew 19% in the year ended March 31, 2026 compared to the prior year. Our revenue for the six months ended September 30, 2026 grew 17% compared to the prior-year period. This revenue growth may not be indicative of our future revenue growth, and we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our ability to continue to increase our revenue depends on several factors, including, but not limited to:
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
We believe our future success will depend in large part on the growth, if any, in the overall demand and market adoption for observability and related solutions that utilize analytics and AI at their core, particularly the demand for enterprise-wide solutions and our ability to provide solutions that meet such ever-evolving needs. We currently target the markets for AI observability, log management and analytics, modern cloud observability, infrastructure observability, application observability, digital experience, application security, software delivery, developer experience, and business analytics. It is difficult to predict customer demand, adoption, churn, and renewal rates for our new and existing solutions, the rate at which existing customers expand their usage of our solutions, and the size and growth rate of the market for our solutions. Expansion in our addressable markets depends on a number of factors, including the continued and growing use and reliance of enterprises on software applications to manage and drive critical business functions and customer interactions, increased cloud computing adoption and use, increased use of microservices and containers, and the continued proliferation of mobile applications, large data sets, and the Internet of Things. If our solutions do not achieve widespread adoption, we are not able to develop new or innovative solutions that meet customer needs, or there is a reduction in demand for observability and related solutions generally, it could result in reduced customer purchases, reduced renewal rates, and decreased revenue, any of which will adversely affect our business, operating results, and financial condition.

The markets in which we operate are highly competitive, which may adversely affect our ability to add new customers, retain existing customers, and grow our business.
The markets in which we compete are highly competitive, fragmented, evolving, complex, and defined by rapidly changing technology (including, without limitation, new and evolving uses of AI) and customer needs, and we expect competition to continue to increase in the future. A number of companies, some of which are larger and have more resources than we do, have developed or are developing products and services that currently, or may in the future compete, with some or all of our solutions. We have also been expanding the scope of our solutions to include new offerings and we increasingly compete with other companies in new and adjacent markets. Competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or loss of, market share, any of which could adversely affect our business, operating results, and financial condition.
We have incorporated AI into our platform and AI is changing the competitive dynamics of our industry. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, may invest more in AI development than us, or have access to more advanced AI models or autonomous agents with greater capabilities or broader functionality, which could reduce demand for our platform and adversely affect our results of operations. We may also face greater competition from non-specialist solutions relying on generic large language models (“LLMs”), generative AI, and general-purpose agents to address a broad range of business needs. As part of our sales efforts, we must demonstrate to existing and prospective customers that our offerings are preferable to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI (referred to as vibe coding), and other emerging technologies. If we are unable to continue developing and integrating advanced AI functionality into our platform in a way that meets customer expectations or competitive benchmarking, our market position and growth prospects could be adversely affected. For a description of additional risks related to AI, please see the risk below entitled, “Our use of new and evolving technologies, including AI in our offerings and business, may present risks and challenges that can impact our business, including by posing cybersecurity, operational, and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability” along with AI-related references in other risks discussed in this section.
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
Our ability to increase our customer base and achieve broader market acceptance of our solutions will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. The increasing adoption of generic LLMs and AI‑driven assistants may also impact how customers access, interpret, and derive value from Dynatrace, which could affect how we market, sell, and position our solutions. We have invested in and plan to continue expanding our sales and marketing organizations, both in the United States and internationally. We also plan to dedicate significant resources to sales and marketing programs, including lead generation activities and brand awareness campaigns, such as our industry events, webinars, and user events with an increased investment in digital or online activities. If we are unable to effectively identify, hire, onboard, train, develop, motivate, and retain talented sales personnel or marketing personnel or if our new sales personnel or marketing personnel, or our online investments are unable to achieve desired productivity levels in a reasonable period of time, or if we do not create an effective strategy for our personnel to execute, our ability to increase our customer base and achieve broader market acceptance of our offerings could be harmed.

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
Ensuring that our solutions are up-to-date and compatible with the technology and multicloud platforms utilized by our customers is critical to our success. We have formed alliances with many technology and cloud platform providers to provide updates to our solutions to maintain compatibility. We work with technology and cloud platform providers to understand and align updates to their product roadmaps and engage in early access and other programs to ensure compatibility of our solutions with the technology vendor’s generally available release. If our relations with our technology partners degrade or cease, we may be unable to deliver these updates, or if our customers fail to install the most recent updates and versions of our solutions that we offer, then our customers’ ability to benefit from our solution may decrease significantly and, in some instances, may require the customer to de-install our solution due to the incompatibility of our solution with the customer’s applications.

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

Our employment agreements with members of our senior management team do not require them to remain employed with us for any specified period. Accordingly, and despite our efforts to retain our senior management team, they could terminate their employment with us at any time, subject to any applicable notice period. The loss of a member of our senior management team could disrupt our operations and negatively impact employee morale and our culture. After their termination, such person could go to work for one of our competitors after the expiration of any applicable non-compete period, and the restrictions on non-competition may in any case be difficult to enforce depending on the circumstances. The loss of members of our senior management team, particularly if closely grouped, could disrupt our operations, negatively impact employee morale and our culture, and adversely affect our ability to formulate and execute our business plan and thus, our business, operating results, and prospects could be adversely affected. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train, and integrate strategic hires, our business, operating results, and financial condition could be adversely affected.
We rely on highly skilled personnel and if we are unable to attract, retain, or motivate substantial numbers of qualified personnel or expand and train our personnel, we may not be able to grow effectively.
Our success largely depends on the talents and efforts of key technical, sales, and marketing employees, and our future success depends on our continuing ability to efficiently and effectively identify, hire, onboard, train, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry is intense, and often can lead to increased compensation and other personnel costs. In addition, competition for employees with experience in our industry and with AI and machine learning can be intense, particularly in Europe, where our research and development operations are concentrated and where other technology companies compete for management and engineering talent. Our continued ability to compete and grow effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees.
We may acquire other businesses, products, or technologies in the future which could require significant management attention, disrupt our business or result in operating difficulties, dilute stockholder value, and adversely affect our results of operations.
Our growth depends upon our ability to enhance our existing offerings and our ability to introduce new offerings on a timely basis. We intend to continue to address the need to develop new offerings and enhance existing offerings both through internal research and development, and also through the acquisition of other companies, product lines, technologies, and personnel. In the last two years, we acquired Arize, Bindplane, DevCycle, and Metis. We expect to continue to consider and evaluate a wide array of potential acquisitions as part of our overall business strategy, including, but not limited to, acquisitions of certain businesses, technologies, services, products, and other assets and revenue streams. At any given time, we may be engaged in discussions or negotiations with respect to one or more acquisitions, any of which could, individually or in the aggregate, be material to our financial condition and results of operations. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable acquisition opportunities, and we may not be able to complete such acquisitions on favorable terms. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors, and could be disruptive to our operations.

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
We sell our solutions to U.S. federal and state and foreign governmental agency customers, often through our distributors and resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks, including constraints on the budgetary process, including changes in the policies and priorities of the particular government, such as to reform federal government processes and reduce government expenditures, continuing resolutions, adherence to government audit and certification requirements, debt ceiling disruptions, deficit-reduction legislation, and any shutdown or default of the particular government. Selling to government entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Government demand and payment for our solutions are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions, including in connection with an extended federal government shutdown. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business including business with governmental agencies across the country involved. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience, non-appropriation, or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.
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
While we focus on using AI in a responsible, ethical, and legal manner, our use of AI and the impact of laws, regulations, and ethical considerations for AI generally, and as they apply to our customers, are evolving rapidly and becoming increasingly complex. We expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development, and compliance in this area. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the European Union (“EU”) adopted the Artificial Intelligence Act (the “AI Act”) on August 1, 2024. The AI Act imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems.

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
We rely on third-party vendors for both our customer-facing AI capabilities and AI-enabled internal tools. These vendors may not meet existing or rapidly evolving regulatory or industry standards and best practices, including with respect to privacy and data security.
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
Our solutions and underlying platform are complex, and in the past, we or our customers have discovered software errors, failures, defects, and vulnerabilities in our solutions after they have been released, including after new versions or updates are released. Our solutions and our platform are frequently deployed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which have in the past, and may in the future, cause errors in, or failures of, our solutions or other aspects of the computing environment into which they are deployed. In addition, deployment of our solutions into complicated, large-scale computing environments has in the past exposed, and may, in the future, expose undetected errors, failures, defects, or vulnerabilities in our solutions. AI may not work as we had anticipated or it may produce unexpected results or outcomes. Despite testing by us, errors, failures, defects, or vulnerabilities may not be found in our solutions until they are released to our customers or thereafter. Real or perceived errors, failures, defects, or vulnerabilities in our solutions (in particular, any failure of our application security offering to perform as warranted) could result in, among other things, negative publicity and damage to our reputation, lower renewal rates, loss of or delay in market acceptance of our solutions, loss of competitive position, or claims by customers for losses sustained by them or expose us to breach of contract claims, regulatory fines, and related liabilities. If vulnerabilities in our solutions are exploited by adversaries, our customers could experience damages or losses for which our customers seek to hold us accountable. In the case of real or perceived errors, failures, defects, or vulnerabilities in our solutions giving rise to claims by customers, we may be required, or may choose, for regulatory, contractual, customer relations, or other reasons, to expend additional resources in order to help correct the problem.

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

An adverse outcome of a dispute may require us to take several adverse steps, such as paying substantial damages, including potentially treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, using, selling, licensing, importing, or otherwise commercializing solutions that are alleged to infringe or misappropriate the IP of others; expend additional development resources to attempt to redesign our solutions or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or IP rights or have royalty obligations imposed by a court; or indemnify our customers, partners, and other third parties. Any damages or royalty obligations we may become subject to, or any prohibition against our commercializing our solutions as a result of an adverse outcome could harm our business and operating results.

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

The process of obtaining patent protection is expensive and time-consuming, and we may not be able to successfully prosecute patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in issued patents, that the scope of the claims in our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, or that our issued patents and other IP rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

The regulatory framework both in the United States and internationally governing the collection, processing, storage, use, and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with laws in other jurisdictions or with our existing data management practices or the features of our services and platform capabilities. We therefore cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations.

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
Revenue from customers located outside of the United States represented 54% of our total revenue for the six months ended September 30, 2026. As of March 31, 2026, approximately 70% of our employees were located outside of the United States. As a result, our global sales and operations are subject to a number of risks and additional costs, including the following:
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
As we increase our sales and operations outside of the United States and increase our use of third parties, such as partners, resellers, agents, and other intermediaries, our risks under these laws increase. Although we take steps to ensure compliance by adopting policies, conducting training, and implementing appropriate internal controls, we cannot guarantee that our employees, partners, resellers, agents, or other intermediaries will not engage in prohibited conduct that could render us responsible under these laws. Non-compliance with these laws could subject us to investigations, penalties, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from government contracts for a time, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition, and results of operations.

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
For customers who purchase a subscription to our platform, whether they purchase a SaaS subscription, or a term license, we generally recognize revenue ratably over the term of their subscription. Thus, substantially all of the revenue that we report in each quarter from our platform is derived from the recognition of revenue relating to contracts entered into during previous quarters. For the three months ended September 30, 2026, revenue recognized from deferred revenue at the beginning of the period was $481.1 million. Consequently, a decline in new or renewed customer contracts in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
Our 2026 Credit Facility contains restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
We have access to a 2026 Credit Facility in the aggregate amount of $500.0 million. As of September 30, 2026, we had $500.0 million available under the 2026 Credit Facility with no letters of credit outstanding. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods, and the applicable interest rates and fee margins, which vary based on prescribed formulas. The 2026 Credit Facility contains various customary covenants (including a financial covenant requiring compliance with a maximum leverage ratio) that are operative so long as our 2026 Credit Facility remains outstanding. For additional information related to the 2026 Credit Facility, please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report.
If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our 2026 Credit Facility, or if we fail to comply with the various covenants and other requirements set forth in the 2026 Credit Facility, we could default under our 2026 Credit Facility. Our 2026 Credit Facility also contains provisions that trigger repayment obligations or an event of default upon a change of control, as well as various representations and warranties that, if breached, could lead to an event of default. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our 2026 Credit Facility, an increase in the applicable interest rates under our 2026 Credit Facility, and a requirement that our subsidiaries that have guaranteed our 2026 Credit Facility pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our 2026 Credit Facility, including substantially all of our and the subsidiary guarantors’ assets. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our 2026 Credit

Facility or to remedy any defaults under our 2026 Credit Facility. In the event of any default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments. Any such default could have a material adverse effect on our liquidity, financial condition, and results of operations.
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
Technology stocks, including SaaS and other software companies, have historically and recently experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and will likely continue to be volatile, ranging from an intraday low of $17.05 to an intraday high of $80.13 between our initial public offering in 2019 through October 30, 2026. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, exchange of the 2031 Notes, or otherwise will dilute all other stockholders.
We may issue additional capital stock in the future that will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, offerings, or technologies and issue equity securities to pay for any such acquisition or investment. In addition, upon exchange of the 2031 Notes, we may pay or deliver cash, shares of common stock, or a combination of cash and shares, at our election. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. For additional information related to the 2031 Notes, please see the “Risks Related to the 2031 Notes” section below.
We cannot guarantee that our share repurchase programs will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves.
On November 3, 2026, we announced a new share repurchase program under which we are authorized to purchase up to $1 billion of common stock. Share repurchases under the new authorization may commence upon full utilization of our share repurchase authorization that began on February 11, 2026. Including the new authorization, we had approximately $1.3 billion of total remaining buyback capacity as of November 2, 2026. Share repurchases may be made from time to time on the open market or through privately negotiated transactions, including, without limitation, through Rule 10b5-1 trading plans, any other legally permissible means, or any combination of the foregoing. Our share repurchase programs have no time limit and do not obligate us to acquire any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases are expected to be funded from a combination of existing cash balances and future cash flow. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves. In addition, our share repurchase programs may be suspended, modified, or terminated at any time, without prior notice, which may result in a lower market valuation of our common stock.

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
Risks Related to the 2031 Notes
We may not have the ability to raise the funds necessary to settle exchanges of the 2031 Notes in cash, to repay the 2031 Notes at maturity or to repurchase the 2031 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon exchange or repurchase of the 2031 Notes.
In August 2026, Dynatrace LLC, our indirect wholly owned subsidiary, issued $1,437.5 million aggregate principal amount of 2031 Notes, which are exchangeable senior notes due September 1, 2031. The 2031 Notes are Dynatrace LLC’s senior unsecured obligations and are fully and unconditionally guaranteed by Dynatrace, Inc. on an unsecured and unsubordinated basis. Holders of the 2031 Notes have the right, subject to certain conditions and limited exceptions, to require Dynatrace LLC to repurchase all or a portion of their 2031 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding the fundamental change repurchase date. Upon maturity of the 2031 Notes, Dynatrace LLC must pay the principal amount of the notes plus accrued and unpaid special interest, if any, in cash, unless the 2031 Notes have been previously repurchased, redeemed or exchanged. In addition, upon exchange of the 2031 Notes (which is discussed in more detail below), unless Dynatrace LLC solely elects to deliver, or causes to be delivered, shares of common stock to settle exchanges, Dynatrace LLC will be required to make cash payments in respect of such exchanges.

Dynatrace LLC or our company may not have enough available cash or be able to obtain financing upon maturity of the 2031 Notes or at the time that Dynatrace LLC is required to make repurchases of 2031 Notes surrendered therefor, the 2031 Notes are exchanged, or our company is required to pay such amounts due under the guarantee. Dynatrace LLC’s failure to repurchase 2031 Notes at a time when the repurchase is required by the related indenture or to pay any cash payable on future exchanges of the 2031 Notes or at maturity of the 2031 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the 2031 Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, Dynatrace LLC may not have sufficient funds to repay the indebtedness and repurchase the 2031 Notes and/or make cash payments upon exchanges thereof.

The conditional exchange feature of the 2031 Notes, if triggered, may adversely affect our liquidity and financial condition.
Prior to the close of business on the business day immediately preceding June 1, 2031, the 2031 Notes are exchangeable at the option of the holders only upon the satisfaction of specified conditions and during certain periods described in the indenture related to the 2031 Notes. On or after June 1, 2031, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2031 Notes will be exchangeable at the option of the holders at any time regardless of these conditions or periods. The 2031 Notes are exchangeable at an initial exchange rate of 15.5585 shares of common stock per $1,000 principal amount of 2031 Notes, which is equivalent to an initial exchange price of approximately $64.27 per share of our common stock, subject to adjustment. Upon exchange of the 2031 Notes, Dynatrace LLC will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at Dynatrace LLC’s election.

In the event the conditional exchange feature of the 2031 Notes is triggered, holders of the 2031 Notes will be entitled to exchange their notes at any time during specified periods at their option. If one or more holders elect to exchange their 2031 Notes, unless Dynatrace LLC elects to satisfy the exchange obligation solely by delivering shares of our common stock, Dynatrace LLC would be required to settle a portion or all of the exchange obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to exchange their 2031 Notes, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2031 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The 2031 Exchangeable Note Hedges and 2031 Warrants may affect the value of the 2031 Notes and the common stock.
In connection with the issuance of the 2031 Notes, Dynatrace LLC entered into the 2031 Exchangeable Note Hedges with certain of the initial purchasers or affiliates thereof and certain other financial institutions (the “option counterparties”). Dynatrace, Inc. also entered into the 2031 Warrants with the option counterparties. The 2031 Exchangeable Note Hedges are expected generally to reduce the potential dilution to our common stock upon any exchange of 2031 Notes and/or offset any cash payments that Dynatrace LLC is required to make in excess of the principal amount of exchanged notes, as the case may be. However, the 2031 Warrants could separately have a dilutive effect on our common stock to the extent that the market price per share of common stock exceeds the strike price of the 2031 Warrants.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to the common stock and/or purchasing or selling shares of our common stock or other securities of Dynatrace LLC or Dynatrace, Inc. in secondary market transactions prior to the maturity of the 2031 Notes and are likely to do so (i) in connection with any exchanges of 2031 Notes, any redemption of 2031 Notes or any repurchase of 2031 Notes upon a fundamental change; (ii) following any other repurchase of the 2031 Notes to the extent Dynatrace LLC and Dynatrace, Inc. unwind all or a portion of the 2031 Exchangeable Note Hedges and 2031 Warrants; and (iii) if Dynatrace LLC and Dynatrace, Inc. otherwise unwind all or a portion of the 2031 Exchangeable Note Hedges and 2031 Warrants. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2031 Notes. The potential effect, if any, of these transactions and activities on the market price of our common stock or the 2031 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the 2031 Exchangeable Note Hedges.
The option counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that one or more of such option counterparties may default under the 2031 Exchangeable Note Hedges. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the 2031 Exchangeable Note Hedges. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2026 was as follows (in thousands, except shares and per share data):

Period (1)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs(3)	(d) Approximate Dollar Value of Shares that may Yet be Purchased Under Plans or Programs(3)
July 1, 2026 - July 31, 2026	1,450,674	$44.03	1,450,674	$509,220
August 1, 2026 - August 31, 2026	3,199,429	47.72	3,199,429	356,544
September 1, 2026 - September 30, 2026	533,908	54.43	533,908	327,474
Total	5,184,011	$47.38	5,184,011
_________________
(1) Information is based on trade dates of share repurchase transactions.
(2) Excludes commissions paid and excise taxes on share repurchases.
(3) On February 9, 2026, we announced a share repurchase program for up to $1 billion of our common stock, which began on February 11, 2026. On November 3, 2026, we announced a new share repurchase program for up to $1 billion of our common stock that shall commence upon the completion of our share repurchase program announced on February 9, 2026. Our share repurchase programs do not have a time limit.
For additional information, please see Note 11, Shareholders’ Equity, and Note 15, Subsequent Events, of the condensed consolidated financial statements in this Quarterly Report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act), except as described below. The trading arrangements described below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On September 10, 2026, Lisa Campbell, a director of the Company, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of up to 3,000 shares of the Company’s common stock. The duration of the trading arrangement is from December 10, 2026 through September 10, 2027 (or earlier, if all transactions under the trading arrangement are completed).
On September 11, 2026, Daniel Zugelder, Executive Vice President, Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement that contemplates the sale of a portion of the net shares received upon the vesting of certain restricted stock units and performance stock units. The duration of the trading arrangement is from December 22, 2026 through December 22, 2027 (or earlier, if all transactions under the trading arrangement are completed).

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

4.2
Indenture, dated as of August 20, 2026, among Dynatrace LLC, the Registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 20, 2026)

4.3	Form of Exchangeable Senior Notes due 2031 (included in Exhibit 4.2)

10.1	Form of Confirmation for Purchased Options (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 20, 2026)

10.2	Form of Confirmation for Warrants (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 20, 2026)

10.3
Credit Agreement, dated as of September 24, 2026, by and among Dynatrace LLC, Dynatrace Intermediate LLC, Dynatrace International LLC, Bank of America, N.A., and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 25, 2026)

10.4*	Third Amendment dated as of August 12, 2026 to the Credit Agreement among Dynatrace LLC, BMO Bank N.A., and certain lenders party thereto, dated as of December 2, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

DYNATRACE, INC.

Date:	November 3, 2026	By:	/s/ Rick McConnell
Rick McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ James Benson
James Benson
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)